Form 10-K
period 1995-03-31
EVERGREEN RESOURCES INC
filed 1995-06-29
CIK 353943

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                       -----------------------------------
                                    FORM 10-K

[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended March 31, 1995

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

                         Commission file number 0-10077

                            EVERGREEN RESOURCES, INC.
             (Exact Name of Registrant as Specified in its Charter)

           COLORADO                                 84-0834147
- - ----------------------------------     --------------------------------------
(State or Other Jurisdiction of         (I.R.S. Employer Identification No.)
Incorporation or Organization)

           1000 WRITER SQUARE
          1512 LARIMER STREET
             DENVER, COLORADO                          80202
- - ----------------------------------------         -------------------
(Address of Principal Executive Offices)             (Zip Code)

      Registrant's telephone number, including area code:  (303) 534-0400

      Securities registered pursuant to Section 12(b) of the Act:   None

           Securities registered pursuant to Section 12(g) of the Act:

                      COMMON STOCK, NO PAR VALUE PER SHARE
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes     X     No
                                   -------    -------

As of June 26, 1995, the aggregate market value of the common stock of Evergreen Resources, Inc. held by nonaffiliates was approximately $22,000,000 and 5,672,159 shares of common stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the 1995 Annual Meeting of Stockholders to be held on August 10, 1995 are incorporated by reference into
Part III.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

                                TABLE OF CONTENTS

                                     PART I                                 Page
                                                                            ----
Item 1.   Business . . . . . . . . . . . . . . . . . . . . . . . . . . . .    3
Item 2.   Properties . . . . . . . . . . . . . . . . . . . . . . . . . . .    5
Item 3.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . .    8
Item 4.   Submission of Matters to a Vote of
               Security Holders. . . . . . . . . . . . . . . . . . . . . .    8



                                     PART II

Item 5.   Market for Registrant's Common Equity
                and Related Stockholder Matters. . . . . . . . . . . . . .    8
Item 6.   Selected Financial Data. . . . . . . . . . . . . . . . . . . . .    9
Item 7.   Management's Discussion and Analysis of
                Financial Condition and Results
                of Operations. . . . . . . . . . . . . . . . . . . . . . .    9
Item 8.   Financial Statements and Supplementary Data. . . . . . . . . . .   12
Item 9.   Changes in and Disagreements with Accountants
                on Accounting and Financial Disclosure . . . . . . . . . .   12



                                    PART III

Item 10.  Directors and Executive Officers of the
                Registrant . . . . . . . . . . . . . . . . . . . . . . . .   12
Item 11.  Executive Compensation. . .  . . . . . . . . . . . . . . . . . .   12
Item 12.  Security Ownership of Certain Beneficial
                Owners and Management. . . . . . . . . . . . . . . . . . .   12
Item 13.  Certain Relationships and Related Transactions . . . . . . . . .   12



                                     PART IV

Item 14.  Exhibits, Consolidated Financial Statement Schedules
                and Reports on Form 8-K. . . . . . . . . . . . . . . . . .   13
                Signatures . . . . . . . . . . . . . . . . . . . . . . . .   14

                                     PART I

ITEM 1.  BUSINESS

GENERAL

        Evergreen Resources, Inc. ("Evergreen" or "the Company"), is a Colorado corporation organized on January 14, 1981. Evergreen was formed to engage in exploration for, and acquisition, development, production and sale of, oil and gas. Evergreen maintains its principal executive offices at Suite 1000, 1512 Larimer Street, Denver, Colorado 80202, and its telephone number is
(303) 534-0400.

        The authorized capitalization of the Company is 50,000,000 shares of no par value common stock of which 5,672,159 shares were issued and outstanding at June 26, 1995. Evergreen has an authorized capital of 25,000,000 shares of $1.00 par value Preferred Stock, 3,750,000 of which were issued and outstanding at June 26, 1995.

        The Company's only industry segment is the exploration for, and the acquisition, development, production and sale of, natural gas and crude oil. The Company's activities are conducted principally in the Rocky Mountain and Mid-Continent regions of the United States and the United Kingdom.

        The Company has no material patents or franchises which it considers significant to its oil and gas operations.

        The nature of the Company's business is such that is does not maintain or require a "backlog" of products, customer orders or inventory.

        The Company's oil and gas operations are not subject to renegotiation of profits or termination of contracts at the election of the federal government.

        The Company has not been a party to any bankruptcy, receivership, reorganization or similar proceeding.

MANAGEMENT CHANGES

        In March 1995 the Company's Board of Directors was expanded to a total of seven by the addition of Dennis R. Carlton, VP Exploration and Mark S. Sexton, VP Operations. Both will serve until Evergreen's Annual Meeting in August 1995 at which time they will be nominated for election to new three year terms.

        In June 1995, the Board elected Mr. Sexton as President, succeeding
James C. Ryan, Jr. who resigned as President and CEO.    Mr. Ryan continues as a
Director.    Concurrently, the Board elected J. Keither Martin as Corporate
Secretary succeeding Caryl L. Clover who resigned.

PREFERRED STOCK

        On December 8, 1994, the Company received $3.75 million through the private placement, with Institutional Investors, of 3,750,000 shares of ten year term 8% Convertible Preferred Stock, $1.00 par value ("the Preferred"), with proceeds to be used for additional development of the Company's substantial oil and gas leases in the Raton Basin of Colorado.

        An additional 3,750,000 shares are to be issued upon completion of Evergreen's first ten wells in the Raton Basin, subject to an independent engineer's report establishing gross reserves averaging 1.8 Bcf per well after 60 days production.

        The Company intends to issue these shares in late July 1995. Proceeds will be used for additional wells and related gathering facilities.

        The Preferred is convertible into common stock at a conversion price of $8.34 per share. Annual cash dividends of 8% are payable quarterly. Evergreen may call the Preferred at any time in whole or in part prior to the mandatory redemption (minimum call being 20% of original issue), at par value, plus accrued dividends.

        Evergreen can require the conversion of all of the Preferred into common stock provided the common stock has traded at not less than $16 per share for 30 consecutive days.

        A mandatory Sinking Fund of $1,250,000 is due annually commencing in December 1999. All outstanding shares of Preferred must be redeemed by Evergreen in ten years (2004) at par value, plus accrued dividends.

        Evergreen has issued warrants which will be triggered and will become exerciseable for 10 years at $8.34 per share if Evergreen qualifies for but does not take the second $3.75 million (450,000 warrants) or if Evergreen exercises all or part of its call option (up to 899,281 warrants).

        The Preferred carries antidilution provisions, registration rights and, under certain circumstances, voting rights.

CUSTOMERS AND MARKETS

        Substantially all of the Company's oil and gas production is sold at the well site on an "as produced" basis. The principal markets for oil and gas are refineries and transmission companies which have facilities near the Company's producing properties.

        Evergreen's business is not seasonal in nature, except to the extent that weather conditions at certain times of the year may affect Evergreen's access to its oil and gas properties and its ability to drill oil and gas wells.

        Evergreen had two major customers for the sale of oil and gas as of March 31, 1995, who purchase approximately 34% and 10% of the Company's oil and gas production respectively. The loss of these customers would not have a material adverse effect on Evergreen's business.

COMPETITION

        The Company encounters strong competition from major oil companies and independent operators in acquiring properties and leases for the exploration for, and the production of, crude oil and natural gas. The Company competes with a number of other companies, including major oil companies and other independent operations which are more experienced and which have greater financial resources. The Company does not hold a significant competitive position in the oil and gas industry.

EMPLOYEES

        At June 26, 1995, the Company had  27 employees.

REGULATION

        The oil and gas industry is extensively regulated by federal, state and local authorities. Legislation and regulation affecting the industry are under constant review for amendment or expansion, raising the possibility of changes that may affect, among other things, the pricing or marketing of oil and gas production. Substantial penalties may be assessed for noncompliance with various applicable statutes and regulations, and the overall regulatory burden on the industry increases its cost of doing business and, in turn, its profitability.

        State and local authorities regulate various aspects of oil and gas drilling and production activities, including the drilling of wells (through permit and bonding requirements), the spacing of wells, the unitization or pooling of oil and gas properties, environmental matters, safety standards, the sharing of markets, production limitations, plugging and abandonment, and restoration.

ENVIRONMENTAL CONSIDERATIONS

        Various federal, state and local laws and regulations covering the discharge of materials into the environment, or otherwise relating to the protection of the environment, may affect the operations and costs of the Company. It is not anticipated that the Company will be required in the near future to expend amounts that are material in relation to its total capital expenditure program by reason of environmental laws and regulations. However, inasmuch as such laws and regulations are frequently changed, the Company is unable to predict the ultimate cost of compliance.

TITLE TO PROPERTIES

        As is customary in the oil and gas industry, only a preliminary title examination is conducted at the time properties believed to be suitable for drilling operations are acquired by the Company. Prior to the commencement of drilling operations, a thorough title examination of the drill site tract is conducted. The Company believes that the title to its leasehold properties is good and defensible in accordance with standards generally acceptable in the oil and gas industry.

INSURANCE COVERAGE

        Evergreen is subject to all the risks inherent in the exploration for, and development of, oil and gas, including blowouts, fires and other casualties. The Company maintains insurance coverage as is customary for entities of a similar size engaged in operations similar to that of Evergreen, but losses can occur from uninsurable risks or in amounts in excess of existing insurance coverage.


ITEM 2.  PROPERTIES

PROPERTY CONSOLIDATION

     In August 1994, Management decided to focus the Company's domestic efforts and resources in development of the Raton Basin of Colorado.

     Evergreen continues to sell non-strategic properties and reduce corporate overhead, with the ultimate goal being to own, operate and develop key properties in just two states - Colorado and New Mexico. Evergreen expects to generate $2 - 3 million from the sale of non-strategic properties, with proceeds earmarked for drilling new wells in the Raton Basin.

     To date, the number of states in which Evergreen owns or operates oil and gas properties has been reduced from twelve to four states, with no material impact on the Company's reserves or financial condition.

     Annualized overhead reductions implemented to date exceed $600,000.

OIL AND GAS RESERVES

     The table below sets forth the Company's estimated quantities of proved reserves, all of which were located in the continental U.S., and the present value of estimated future net revenues from these reserves on a non-escalated basis discounted by 10 percent per year as of the end of each of the last three fiscal years.


                                           1995           1994           1993
                                           ----           ----           ----
Estimated Proved Gas Reserves (MMcf)    57,882,080     51,588,125     36,663,110

Estimated Proved Oil Reserves (Bbls)       842,868      1,643,073      2,457,851

Present Value of Future Net Revenues
(before future income tax expense)     $23,312,330    $32,443,800    $35,103,360


     Reference should be made to Supplemental Oil and Gas Information on page F-15 of this report for additional information pertaining to the Company's proved oil and gas reserves. During fiscal 1995 the Company did not file any reports that include estimates of total proved net oil or gas reserves with any federal agency other than the Securities and Exchange Commission.

PRODUCTION

     The following table sets forth the Company's net oil and gas production for the last three fiscal years.

                                                    YEAR ENDED MARCH 31
                                           -------------------------------------
                                            1995           1994           1993
Natural Gas (Mcf)                          782,000        637,900        291,200
Crude Oil & Condensate (Bbls)               36,600         57,500         63,400

- - -----------------------------------------

     "Bbls" means barrels
     "Mcf" means one thousand cubic feet

AVERAGE SALES PRICES AND PRODUCTION COSTS

     The following table sets forth the average gross sales price and the average production cost per unit of oil and of gas produced, including production taxes, for the last three fiscal years. For purposes of calculating production cost per equivalent barrel of oil, Mcfs of gas have been converted to barrels of oil at a ratio of six Mcf of gas for each barrel of oil:


                                         YEAR ENDED MARCH 31
                                    1995        1994          1993
                          ----------------------------------------------------
Average Sales Price
  Oil (per Bbl)                    $15.96      $14.50        $18.05
  Gas (per Mcf)                      1.67        2.15          1.55

Average Production Cost            $ 1.10      $ 1.21        $ 1.91
Per Equivalent Mcf

PRODUCING WELLS AND DEVELOPED ACREAGE

     The following table sets forth, as of June 26, 1995, the approximate number of gross and net producing oil and gas wells and their related developed acres owned by the Company. Productive wells are producing wells and wells capable of production, including shut-in wells. Developed acreage consists of acres spaced or assignable to productive wells.

     "Gross" refers to the total acres or wells in which the Company has a working interest, and "Net" refers to gross acres or wells multiplied by the percentage of working interest owned by the Company.

            PRODUCING WELLS               DEVELOPED ACRES
- - ------------------------------------  -----------------------
        OIL                GAS          GROSS          NET
- - -----------------  -----------------  ---------    ----------
  GROSS     NET      GROSS      NET
    53     19.98       71     35.07     22,917       13,109

UNDEVELOPED ACREAGE

     At June 26, 1995, Evergreen held undeveloped acreage as set forth below:

                                    UNDEVELOPED ACRES
                                 -----------------------
     LOCATION                     GROSS           NET
     --------                    -------        -------
     Colorado                    121,925         73,537
     New Mexico                    1,413          1,283
                                 -------        -------
     TOTAL                       123,338         74,820
     United Kingdom              630,480        630,480

PRINCIPAL PROPERTIES

     The following are brief descriptions of Evergreen's principal properties:

RATON BASIN
        Since December 1991, Evergreen has acquired oil and gas leases covering over 120,000 gross acres in the Raton Basin, Las Animas County in Southeastern Colorado. This acreage position will support over 300 wells on 320 acre spacing. Optimum spacing may be 160 acres, which would double the number of drilling locations. Independent engineering estimates indicate reserve potential of approximately 2 billion cubic feet of gas per well.


        In August 1993 Evergreen formed a joint venture with PBI Fuels LP ("PBI"). PBI will participate with a 25 - 50% working interest in development of the Project. Evergreen has retained the remaining 50 - 75% working interest and serves as Operator.

        In early 1994, Evergreen completed and production tested four evaluation wells in the Vermejo coal intervals at depths ranging from 1,200 to 1,800 feet. In addition to the Vermejo coals, the shallower Raton coals were present in thicknesses believed to be commercial. Commencing in October 1994, an additional six wells were drilled and completed and placed on production, together with three of the original four wells - the fourth to be placed in production when gathering facilities are available.

        In January 1995, Evergreen and PBI completed a $4 million gathering system designed to accommodate production from approximately 60 wells. The system is tied in to a new 24 mile pipeline which was completed in December 1994.

        Evergreen's first gas sales began in January, 1995. Combined gross production from the first nine producing wells is now approximately 2 million cubic feet per day.

        In March 1995, the Bureau of Land Management designated approximately 67,000 acres of Evergreen's Raton Basin oil and gas leases as a Federal Unit called the Spanish Peaks Unit. Evergreen has been named Unit Operator. Formation of the Unit allows Evergreen to base development decisions within the Unit on technical, geologic and geophysical data rather than the fulfillment of term lease obligations.

        Evergreen's Unit obligation is to establish commercial production through the drilling of three new unit wells and the re-completion of an existing well, with the work program to be conducted during the next 2 years.

        On March 28, 1995, drilling commenced on seven additional wells targeting the Vermejo coal intervals at projected total depths of 1,000 to 2,100 feet. Evergreen has a 50% working interest in these wells, which are located within the newly formed Spanish Peaks Unit in close proximity to Evergreen's producing wells and present gas gathering facilities. The new wells are expected to be placed into production by July 10, 1995.

        Evergreen also has a 75% working interest in the recompletion of an existing well bore in the Raton coals. The well bore was recently acquired by Evergreen from an unaffiliated third party.

        The Raton recompletion and one of the new Vermejo wells will fulfill Evergreen's 1995 work obligation to the Spanish Peaks Unit.

        Evergreen plans a phased development of the Raton Basin acreage, including new drilling and expansion of gathering and compression systems.

UNITED KINGDOM
        In 1991 and 1992, the Company's wholly owned subsidiary, Evergreen Resources (U.K.) Ltd., was awarded seven onshore U.K. hydrocarbon exploration licenses totaling 2,570 square kilometers for the development of coalbed methane gas and conventional hydrocarbons (the "Licenses"). The Licenses were originally for six years and carried varying work commitments.

        The Government has finalized revised onshore licensing arrangements and the Company expects that by year-end new licenses will be awarded with an extended term and that the majority of the acreage within the Company's existing licenses will be retained.

        During the period 1992 to 1994, Evergreen conducted seismic work and drilled three wells on two of the licenses. The wells encountered 30' to 80' of gross coal.

        Two of the wells were hydraulically fracture stimulated and one was tested for permeability. Following extensive production testing, none of the three wells produced gas in economic quantities. The three wells are presently shut-in.

        The Company believes that substantial additional evaluation of the U.K. licenses is warranted and intends to proceed once the new licensing arrangements are finalized.

NET EXPLORATORY AND DEVELOPMENT WELLS

     During the fiscal year ended March 31, 1995, the Company completed 6 gross (3 net) development wells in the Raton Basin.


ITEM 3.   LEGAL PROCEEDINGS

     The Company is not engaged in any material pending legal proceedings to which the Company or its subsidiaries are a party or to which any of its property is subject.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       Not applicable.


                                     PART II


ITEM 5.   MARKET FOR EVERGREEN'S COMMON STOCK AND RELATED SECURITY HOLDER
          MATTERS

PRINCIPAL MARKET OR MARKETS

     The Company's common stock is traded on the NASDAQ National Market System under the symbol "EVER". The range of high and low prices for each quarterly period during the three most recent fiscal years ended March 31, 1995, as reported by NASDAQ is as follows :

                                      HIGH            LOW
                                      ----            ---
          Fiscal 1993
               First Quarter       $  11.50       $   8.25
               Second Quarter         10.75           7.75
               Third Quarter          10.25           7.50
               Fourth Quarter         12.25           9.25

          Fiscal 1994
               First Quarter       $  11.50       $   9.25
               Second Quarter         11.50           9.25
               Third Quarter           9.75           6.50
               Fourth Quarter         10.75           7.00

          Fiscal 1995
               First Quarter       $   8.75       $   6.50
               Second Quarter          8.25           6.50
               Third Quarter           8.25           5.25
               Fourth Quarter          6.00           4.00

On June 26, 1995, the closing price for the common stock as reported by the NASDAQ National Market System was $5.62 per share.

APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK

        The number of holders of record of Evergreen's no par value common stock at June 26, 1995, was approximately 4,000.

DIVIDENDS

        Holders of common stock are entitled to receive such dividends as may be declared by Evergreen's Board of Directors. No dividends have been paid with respect to Evergreen's common or preferred stock and no dividends are anticipated to be paid in the foreseeable future.


ITEM 6.   SELECTED FINANCIAL DATA

     The following table sets forth selected financial data of the Company for each of the last five fiscal years ended March 31. This information should be read in conjunction with the Consolidated Financial Statements and Notes thereto and Management's discussion and analysis of Financial Condition and Results of Operations. Certain reclassifications have been made to prior financial statements to conform with current presentation.


                                            YEAR ENDED MARCH 31
                             --------------------------------------------------
                                1995       1994      1993      1992       1991
                                  (in $ thousands except per share amounts)
Revenues                      $ 3,351    $ 4,342   $ 4,947   $ 3,646    $ 3,833
Net Income (Loss)                (705)        44       726      (272)       281
Net Income (Loss)
  per common share              (0.13)      0.01      0.15      (.08)      0.13
Total Assets                   38,284     32,880    31,125    30,690     20,430
Long Term Bank Debt               -          -         -         -          -
Other Long-term Obligations     1,094        449       290       265      1,759
Redeemable Preferred Stock      3,750        -         -         -          -


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

        Evergreen currently has a $7.5 million revolving line of credit with Hibernia National Bank of New Orleans with interest at the Bank's prime rate. Advances pursuant to this line of credit are limited to the borrowing base, presently $5.5 million. There are no restrictions associated with advances under the line. An annual fee of one half of one percent is paid quarterly for any unused portion of the credit line. The borrowing base is redetermined semi-annually by the bank based upon reserve evaluations of the Company's oil and gas properties.

        Management anticipates that its cash and cash flow from operating activities and funds available will be sufficient to meet the Company's capital requirements for the remainder of the current fiscal year, estimated to be $4.5 million.

        Cash flows provided by operating activities were $407,600 for the year ended March 31, 1995 versus $485,200 in the prior year. The decrease is due to reduced revenues from continuing oil and gas operations which were $284,800 lower in the current year. These reduced revenues were principally offset by changes in operating assets and liabilities of $258,800. Operating activities for the year ended March 31, 1993 were $169,700 as compared to $485,200 in 1994. The difference was caused primarily by losses and fees on asset sales in 1993 partially offset by lower net income in 1994.

        Cash flows used by investing activities totaled $2,958,300 during the year ended March 31, 1995, as compared to $306,900 in the prior year. In the current year, the Company received $2,014,700 from the sale of marketable securities and $1,324,400 from the sale of oil and gas assets. These and other funds were invested in the development of existing properties. In total, the Company invested

$6,844,200 in property and equipment in the current year, compared to $6,278,400 in the prior year. Investing activities used $562,800 in 1993 compared to $306,800 in 1994. This $250,000 net reduction was primarily a result of changes in marketable securities and property, equipment and other assets.

        Cash flows provided by financing activities were $3,635,400 in the current year compared to $241,500 in the prior year. The increase was primarily due to the issuance of preferred stock. The $148,300 reduction in cash provided by financing activities from 1993 to 1994 was primarily as a result of proceeds from issuance of common stock being lower.

        Under the terms of certain gas gathering and tie-in agreements, EOC is committed to meeting certain minimum volume levels during the term of the agreements. Through March 31, 1995, volume levels have been below the required minimums and EOC has accrued approximately $856,000 for this shortfall, which is included in with long-term liabilities. Such amount is refundable if future volumes exceed the minimums and EOC is currently having discussions with the owner of the system concerning obtaining additional volumes or other possible alternatives.

RESULTS OF OPERATIONS - FISCAL YEAR ENDED MARCH 31, 1995 COMPARED TO THE FISCAL YEAR ENDED MARCH 31, 1994

        The Company reported a net loss of $704,700 attributable to common stock (which includes $94,200 of preferred stock dividends) or $0.13 per share of common stock for the year ended March 31, 1995, compared to net income of $43,500 or $0.01 per share of common stock in 1994.

        Principal factors in the year to year earnings decline were lower gas prices, reduced oil production and service revenues, lower interest and other income and preferred stock dividends in the current year.

        Oil prices averaged $15.96 per barrel during the year ended March 31, 1995 versus $14.50 per barrel during the same period in 1994. Gas prices averaged $1.67 per Mcf in the current year versus $2.15 per Mcf in the prior year.

        Natural gas production increased 23% during the current year to 782,000 million cubic feet.

        Oil production declined 36% during the year ended March 31, 1995 versus the prior year, principally due to the sale of non-strategic properties.

        Oil and gas service revenues and cost of oil and gas services are attributable to the Company's wholly owned subsidiary Evergreen Operating Corporation (EOC), which is primarily responsible for drilling, evaluation and production activities associated with various properties and for negotiating the sales of oil and gas production from the properties. As of March 31, 1995, EOC was serving as operator for approximately 160 producing wells owned by the Company and also by other unaffiliated third parties.

        Oil and gas service revenues were $244,300 lower in the current year than the previous year due primarily to non-recurring special service fees received in the prior year.

        Interest and dividend income declined from $238,000 in 1994 to $116,300 in the current year because of less cash available for investment.

        Other income totaled $459,900 in the fiscal year ended March 31, 1995, principally from a gain on the sale of oil and gas assets of $330,900.

        Oil and gas production costs and taxes for the year ended March 31, 1995 were 6% lower than in the prior fiscal year. On a production equivalent unit basis, costs and taxes declined to $1.10 per MCF equivalent in the current year from $1.21 in the prior year.

        Cost of oil and gas services in the current year declined by 15% from the prior year primarily because of reduced staffing.

        General and Administrative expenses for the year ended March 31, 1995 were 37% lower than the prior year primarily because of non-recurring legal fees in the prior year and an ongoing overhead reduction program.

        Depreciation, depletion and amortization expenses for the current year were approximately 7% higher than in the prior year due to increased production.

        Other expenses increased to $351,200 in the fiscal year ended March 31, 1995 from $34,500 in the fiscal year ended March 31, 1994, due primarily to a loss on the sale of marketable securities ($122,100) and a write-down on the valuation of certain non-oil and gas assets ($217,000).

RESULTS OF OPERATIONS - FISCAL YEAR ENDED MARCH 31, 1994 COMPARED TO THE FISCAL YEAR ENDED MARCH 31, 1993

        The Company reported net income of $43,500 or $0.01 per share, for the year ended March 31, 1994, compared to net income of $725,000 or $0.15 per share which included $1,708,000 of other income in 1993.

        A significant increase in natural gas revenues, which rose 204% over the previous year, was offset by lower oil revenues, which declined by 27%, and also by lower interest and other income received in the current year than was received last year.

        Oil prices averaged $14.50 per barrel during the year ended March 31, 1994 versus $18.05 per barrel during the same period in 1993. Gas prices averaged $2.15 per Mcf in the current year versus $1.55 per Mcf in the prior year.

        Natural gas production more than doubled during the current year to 638 million cubic feet, a result of San Juan Basin production commencing in July 1993.

        Oil production declined 9% during the year ended March 31, 1994 versus the prior year, principally due to normal production declines. Normal production declines refer to the expected decline in well performance and producing rates over time, as forecast by the independent engineer reviewing Evergreen's reserves.

        Oil and gas service revenues and cost of oil and gas services are attributable to the Company's wholly owned subsidiary Evergreen Operating Corporation (EOC), which is primarily responsible for drilling, evaluation and production activities associated with various properties and for negotiating the sales of oil and gas production from the properties. As of March 31, 1994, EOC was serving as operator for approximately 193 producing wells owned by the Company and also by unaffiliated third parties.

        Oil and gas service revenues were $190,000 higher in the current year versus the previous year due primarily to non-recurring special service fees.

        Interest and dividend income declined from $729,000 in 1993 to $238,000 in the current year because of less cash available for investment.

        The Company reported revenues of $151,800 from gas gathering for the first time in the current fiscal year due to the acquisition of an interest in the Bonny Gathering Company effective April 1, 1992. Due to litigation, no distributions were made, and no income was reported, for the prior fiscal year.

        Other income totaled $642,600 in the fiscal year ended March 31, 1994, which includes $561,100 from the favorable settlement of the Bonny Gathering Company litigation noted above. Other income from the fiscal year ended March 31, 1993 totaled $1,708,000, which included $911,700 on the sale of intangible assets for the San Juan Basin pipeline, and $787,000 on the sale of marketable securities.

        Oil and gas production costs and taxes for the year ended March 31, 1994 were only 1% higher than in the prior fiscal year, despite substantially increased gas production. On a production equivalent unit basis, costs and taxes declined to $1.21 per Mcf equivalent in the current year from $1.91 in the prior year, or a reduction of approximately 37%.

        Cost of oil and gas services in the current year declined by 10% from the prior year primarily because of re-allocation of certain overhead to General and Administrative expense.

        General and Administrative expenses for the year ended March 31, 1994 were 33% higher than the prior year primarily because of non-recurring legal fees and re-allocation of EOC overhead.

        Depreciation, depletion and amortization expenses for the current year were approximately 47% higher than in the prior year due to increased production.

        Other expenses declined to $34,500 in the fiscal year ended March 31, 1994 from $479,700 in the fiscal year ended March 31, 1993 due primarily to a writedown in the value of investment in a mine of $386,000 which did not recur in the current fiscal year.

INCOME TAXES AND NET OPERATING LOSSES

        As discussed in Note 3 in the accompanying consolidated financial statements, the Company has net operating loss carry forwards for income tax purposes of approximately $9,950,000, certain of which are limited due to stock issuances in 1988 and 1990. A valuation allowance has been recorded for the net deferred tax asset arising from the loss carry forward in excess of the deferred tax liability resulting from depreciation and amortization differences. The valuation allowance was recorded as it was unable to be determined if such tax benefits would be more likely than not be realized.

INFLATION AND CHANGING PRICES

        The Company is unable to predict whether oil and gas prices will continue to remain at their present levels. The impact of inflation on the Company's activities is minimal.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                         PAGE
                                                                         ----

Report of Independent Certified Public Accountants . . . . . . . .        F-1

Consolidated Balance Sheets, March 31, 1995 and 1994 . . . . . . . F-2  and F-3

Consolidated Statements of Operations for the Years Ended
March 31, 1995, 1994 and 1993. . . . . . . . . . . . . . . . . . .        F-4

Consolidated Statements of Stockholders' Equity for
the Years Ended March 31, 1995, 1994 and 1993. . . . . . . . . . .        F-5

Consolidated Statements of Cash Flows for the Years Ended
March 31, 1995, 1994, and 1993F-6. . . . . . . . . . . . . . . . .        F-6

Notes to Consolidated Financial Statements . . . . . . . . . . . .   F-7 to F-22


ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                    PART III

The information required by Part III of Form 10-K is incorporated herein by reference to Registrant's definitive Proxy Statement previously filed in connection with the Annual Meeting of Shareholders to be held on August 10, 1995.

                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
          8-K

(a)(1)    See Index to Consolidated Financial Statements at Item 8.

(a)(2) All other schedules have been omitted because the required information is inapplicable or is shown in the notes to the financial statements.

(a)(3)    EXHIBITS:

          22     Reserve Report prepared by Resource Services International,
                 Inc.

          27     Financial Data Schedule

          (b) No reports on Form 8-K were filed by the Company during the last quarter of the fiscal year ended March 31, 1995.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        EVERGREEN RESOURCES, INC.




Date:     June 26, 1995                 By:  /s/Mark S. Sexton

                                             --------------------------------
                                             Mark S. Sexton, President



Date:     June 26, 1995                 By:     /s/   Timothy G. Corey
                                             --------------------------------
                                             Timothy G. Corey, Vice President,
                                             Treasurer and Principal Financial
                                             Officer
                                             Principal Accounting Officer


SIGNATURES


Date:     June 26, 1995                 By:     /s/   Mark S. Sexton
                                             --------------------------------
                                             Mark S. Sexton, Director




Date:     June 26, 1995                 By:     /s/   James C. Ryan, Jr.
                                             --------------------------------
                                             James C. Ryan, Jr., Director




Date:     June 26, 1995                 By:     /s/   James S. Williams
                                             --------------------------------
                                             James S. Williams, Director




Date:     June 26, 1995                 By:     /s/   Larry D. Estridge
                                             --------------------------------
                                             Larry D. Estridge, Director

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Stockholders and Board of Directors
Evergreen Resources, Inc.
Denver, Colorado

We have audited the accompanying consolidated balance sheets of Evergreen Resources, Inc. and subsidiaries as of March 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Evergreen Resources, Inc. and subsidiaries as of March 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1995, in conformity with generally accepted accounting principles.




                                                                    BDO SEIDMAN


Denver, Colorado
June 15, 1995

EVERGREEN RESOURCES, INC.

CONSOLIDATED BALANCE SHEETS



- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------


MARCH 31,                                                                   1995                1994
- - -----------------------------------------------------------------------------------------------------
ASSETS


CURRENT:
Cash and cash equivalents                                           $  2,038,157         $   930,273
Marketable securities at cost, which
 approximates market                                                           -           2,127,782
Accounts receivable:
 Joint interest billings and other                                       945,557           1,634,192
 Oil and gas sales, net of allowance of $10,500                          297,602             373,442
Other current assets                                                      76,341             158,586
- - -----------------------------------------------------------------------------------------------------

Total current assets                                                   3,357,657           5,224,275
- - -----------------------------------------------------------------------------------------------------

PROPERTY AND EQUIPMENT (Note 12):
 Proved oil and gas properties, based on full-cost accounting         33,442,534          30,222,093
 Unevaluated properties not subject to amortization                    8,136,519           5,877,776
 Gas gathering equipment                                               3,417,086                   -
 Support equipment                                                       676,051             579,854
- - -----------------------------------------------------------------------------------------------------

                                                                      45,672,190          36,679,723

Less accumulated depreciation, depletion and amortization             11,140,276          10,491,299
- - -----------------------------------------------------------------------------------------------------

Net property and equipment                                            34,531,914          26,188,424

RESTRICTED CASH                                                          593,024             448,717

OTHER ASSETS (Note 1)                                                    657,573           1,018,586
- - -----------------------------------------------------------------------------------------------------

                                                                    $ 39,140,168         $32,880,002
- - -----------------------------------------------------------------------------------------------------
- - -----------------------------------------------------------------------------------------------------


CONSOLIDATED BALANCE SHEETS



- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------




MARCH 31,                                                                   1995                1994
- - -----------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable                                                    $   843,852         $ 1,426,423
 Accrued expenses and other                                               89,646              48,031
 Production and ad valorem taxes payable                                 567,656             543,692
- - -----------------------------------------------------------------------------------------------------

Total current liabilities                                              1,501,154           2,018,146


PRODUCTION, REVENUE, AND AD VALOREM TAX
 ESCROW                                                                  593,024             448,717

LONG-TERM LIABILITIES (Note 9)                                         1,094,128                   -
- - -----------------------------------------------------------------------------------------------------

Total liabilities                                                      3,188,306           2,466,863
- - -----------------------------------------------------------------------------------------------------

REDEEMABLE PREFERRED STOCK (Note 4)                                    3,750,000                   -
- - -----------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES (Notes 2, 3 AND 9)

STOCKHOLDERS' EQUITY (Notes 5 And 6):
 Common stock, $.01 stated value; shares authorized, 50,000,000;
  shares issued and outstanding, 5,672,159 and 5,058,501                  56,721              50,585
 Additional paid-in capital                                           41,419,179          39,434,048
 Accumulated deficit                                                  (9,266,898)         (8,562,171)
 Foreign currency translation adjustment                                  (7,140)           (509,323)
- - -----------------------------------------------------------------------------------------------------

Total stockholders' equity                                            32,201,862          30,413,139
- - -----------------------------------------------------------------------------------------------------
                                                                     $39,140,168         $32,880,002
- - -----------------------------------------------------------------------------------------------------
- - -----------------------------------------------------------------------------------------------------



     SEE ACCOMPANYING SUMMARY OF ACCOUNTING POLICIES AND NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF OPERATIONS



- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------


YEAR ENDED MARCH 31,                                            1995             1994                     1993
- - ---------------------------------------------------------------------------------------------------------------

REVENUES (Note 7):
 Oil and gas production                                      $ 1,891,579  $   2,207,102              $ 1,596,279
 Oil and gas services (Note 12)                                  858,298      1,102,572                  913,622
 Gas gathering                                                    24,683        151,750                        -
 Interest and dividends                                          116,320        238,135                  729,492
 Other (Note 10)                                                 459,948        642,628                1,707,675
- - ---------------------------------------------------------------------------------------------------------------

Total revenues                                                 3,350,828      4,342,187                4,947,068
- - ---------------------------------------------------------------------------------------------------------------

COSTS AND EXPENSES:
 Cost of production and operations                             1,187,097      1,259,478                1,243,853
 Cost of oil and gas services                                    789,778        928,890                1,031,678
 Gas gathering expenses                                           44,572         66,166                        -
 Depreciation, depletion and amortization                        709,008        659,820                  449,358
 General and administrative expenses                             850,088      1,349,768                1,016,694
 Interest expense                                                 29,688              -                        -
 Other                                                           351,158         34,516                  479,746
- - ----------------------------------------------------------------------------------------------------------------

Total costs and expenses                                       3,961,389      4,298,638                4,221,329
- - ----------------------------------------------------------------------------------------------------------------

NET INCOME (LOSS)                                               (610,561)        43,549                  725,739

Preferred stock dividends                                         94,167              -                        -
- - ----------------------------------------------------------------------------------------------------------------

NET INCOME (LOSS) ATTRIBUTABLE
 TO COMMON STOCK                                            $   (704,728)   $    43,549              $   725,739
- - ----------------------------------------------------------------------------------------------------------------
- - ----------------------------------------------------------------------------------------------------------------

NET INCOME (LOSS) PER COMMON SHARE                          $       (.13)   $       .01              $       .15
- - ----------------------------------------------------------------------------------------------------------------
- - ----------------------------------------------------------------------------------------------------------------

WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING                                                   5,446,741      5,234,636                5,111,138
- - ----------------------------------------------------------------------------------------------------------------
- - ----------------------------------------------------------------------------------------------------------------

     SEE ACCOMPANYING SUMMARY OF ACCOUNTING POLICIES AND NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

YEARS ENDED MARCH 31, 1995, 1994 AND 1993

                                                              Series A                               Common Stock
                                                                                                  ------------------
                                                           Preferred Stock                         $.01 Stated Value
                                                     --------------------------          -------------------------------
                                                      Shares             Amount            Shares                Amount
- - --------------------------------------------------------------------------------------------------------------------------
Balance, April 1, 1992                                          6,250   $  6,250           4,814,567           $   48,145

  Exercise of stock purchase warrants                               -          -              60,200                  602
  Common stock issued to ESOP                                       -          -              10,000                  100
  Other common stock issued                                         -          -               7,463                   75
  Conversion of Series A Preferred Stock
    for common stock                                           (6,250)    (6,250)              6,250                   63
  Issuance of common stock for acquisition
    of 100% of J.C. deGraffenried, Inc.                             -          -              59,640                  596
  Foreign currency translation adjustment                           -          -                   -                   -
  Net income                                                        -          -                   -                   -

- - -------------------------------------------------------------------------------------------------------------------------

Balance, March 31, 1993                                             -          -           4,958,120              49,581

  Exercise of stock purchase warrants                               -          -              18,750                 188
  Common stock issued to ESOP                                       -          -              30,000                 300
  Issuance of common stock as employee bonus                        -          -              51,500                 515
  Other increases                                                   -          -                 131                   1
  Foreign currency translation                                      -          -                   -                   -
  Net income                                                        -          -                   -                   -
- - -------------------------------------------------------------------------------------------------------------------------

Balance, March 31, 1994                                             -          -           5,058,501              50,585

  Issuance of common stock for well interests (Note 5)              -          -             501,040
  Issuance of common stock (Note 5)                                 -          -              81,368                 813
  Exercise of stock options (Note 5)                                -          -              31,250                 313
  Foreign currency translation                                      -          -                   -                   -
  Preferred stock dividends                                         -          -                   -                   -
  Net loss                                                          -          -                   -                   -
- - -------------------------------------------------------------------------------------------------------------------------

Balance, March 31, 1995                                             -      $   -           5,672,159           $  56,721
- - -------------------------------------------------------------------------------------------------------------------------
- - -------------------------------------------------------------------------------------------------------------------------




                                                                                                 Foreign
                                                            Additional       Currency             Total
                                                              Paid-In       Accumulated        Translation     Stockholders'
                                                              Capital         Deficit          Adjustment         Equity
- - ------------------------------------------------------------------------------------------------------------------------------
Balance, April 1, 1992                                   $  38,444,054   $  (9,331,459)      $  (21,477)        $  29,145,513

  Exercise of stock purchase warrants                          225,529                -               -               226,131
  Common stock issued to ESOP                                   46,150                -               -                46,250
  Other common stock issued                                     22,558                -               -                22,633
  Conversion of Series A Preferred Stock
    for common stock                                             6,187                -               -                     -
  Issuance of common stock for acquisition
    of 100% of J.C. deGraffenried, Inc.                        342,334                -               -               342,930
  Foreign currency translation adjustment                            -                -        (482,636)             (482,636)
  Net income                                                         -          725,739               -               725,739
- - ------------------------------------------------------------------------------------------------------------------------------

Balance, March 31, 1993                                     39,086,812      (8,605,720)        (504,113)           30,026,560

  Exercise of stock purchase warrants                           46,688                -               -                46,876
  Common stock issued to ESOP                                  125,325                -               -               125,625
  Issuance of common stock as employee bonus                   175,798                -               -               176,313
  Other increases                                                (575)                -               -                  (574)
  Foreign currency translation                                       -                -          (5,210)               (5,210)
  Net income                                                         -           43,549               -                43,549
- - ------------------------------------------------------------------------------------------------------------------------------

Balance, March 31, 1994                                     39,434,048      (8,562,171)        (509,323)           30,413,139

  Issuance of common stock for well interests    5,010       1,748,630                -               -             1,753,640
  Issuance of common stock (Note 5)                            158,688                -               -               159,501
  Exercise of stock options (Note 5)                            77,813                -               -                78,126
  Foreign currency translation                                       -                -         502,183               502,183
  Preferred stock dividends                                          -         (94,167)               -               (94,167)
  Net loss                                                           -        (610,560)               -              (610,560)
- - ------------------------------------------------------------------------------------------------------------------------------

Balance, March 31, 1995                                  $  41,419,179   $  (9,266,898)       $  (7,140)        $  32,201,862

- - ------------------------------------------------------------------------------------------------------------------------------
- - ------------------------------------------------------------------------------------------------------------------------------


     See accompanying summary of accounting policies and notes to consolidated financial statements.
                                                                             F-5

EVERGREEN RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS



- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS



YEAR ENDED MARCH 31,                                            1995                     1994                     1993
- - -------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
 Net Income (loss)                                        $  (610,561)              $   43,549             $    725,739
 Adjustments to reconcile net income (loss) to cash
  provided by operating activities:
    Depreciation, depletion and amortization                  708,933                  659,820                  437,676
    Gain on sale of subsidiary                               (330,856)                       -                        -
    Writedown of investments                                  217,438                        -                  385,966
    Net fee on sale of intangible assets                            -                        -                 (911,700)
    (Gain) loss on sale of marketable securities              113,074                  (24,996)                (786,975)
    Stock issued for services                                  50,837                  131,871                        -
    Changes in operating assets and liabilities:
      Accounts receivable                                     770,058               (1,153,551)                 681,587
      Other current assets                                     82,881                 (140,437)                 190,515
      Accounts payable                                       (633,403)               1,021,449                 (507,304)
      Accrued expenses                                         39,228                  (52,521)                 (45,796)
- - --------------------------------------------------------------------------------------------------------------------------

Net cash provided by operating activities                     407,629                  485,184                  169,708
- - --------------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES:
  Purchase of marketable securities                                 -               (5,281,930)              (9,056,848)
  Sale of marketable securities                             2,014,708               10,204,140               12,683,363
  Purchase of property and equipment                       (6,844,206)              (6,278,393)              (5,864,553)
  Proceeds from sale of oil and gas assets
  and support equipment                                     1,324,390                1,125,875                  549,861
  Proceeds from sale of intangible assets                           -                        -                1,300,000
  Restricted cash                                            (144,307)                (165,405)                 (23,633)
  Change in production revenue escrow                         144,307                  158,655                   24,963
  Change in other assets                                      546,843                  (69,821)                (175,997)
- - --------------------------------------------------------------------------------------------------------------------------

Net cash used by investing activities                      (2,958,265)                (306,879)                (562,844)
- - --------------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES:
  Proceeds from issuance of redeemable
    preferred stock                                         3,685,532                        -                       -
  Dividends paid on preferred stock                           (94,167)                       -                       -
  Proceeds from issuance of common stock - net                 77,584                   47,117                  295,014
  Net proceeds from long-term debt                            750,000                        -                2,000,000
  Principal payments on long-term debt                       (750,000)                       -               (2,000,000)
  Debt issue costs                                            (57,541)                 (33,689)                 (17,477)
  Change in cash held from operating oil and gas properties    23,964                  228,071                  110,297
- - --------------------------------------------------------------------------------------------------------------------------

Net cash provided by financing activities                   3,635,372                  241,499                  387,834
- - --------------------------------------------------------------------------------------------------------------------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                        23,148                   (1,081)                (241,647)
- - --------------------------------------------------------------------------------------------------------------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS            1,107,884                  418,723                 (246,949)

CASH AND CASH EQUIVALENTS, AT BEGINNING OF YEAR               930,273                  511,550                  758,499
- - --------------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, AT END OF YEAR                $  2,038,157               $  930,273                 $511,550
- - --------------------------------------------------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------------------------------------------------


     SEE ACCOMPANYING SUMMARY OF ACCOUNTING POLICIES AND NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

EVERGREEN RESOURCES, INC.
SUMMARY OF ACCOUNTING POLICIES



- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------


CONSOLIDATION       The financial statements include the accounts of Evergreen
                    Resources, Inc. (ERI) and its wholly-owned subsidiaries;
                    Evergreen Operating Corporation (EOC), Evergreen Resources
                    (UK) Ltd, and Evergreen Operating Limited (EOL).  Primero
                    Gas Gathering, Co. (Primero), a 50% owned subsidiary, is recorded on a pro-rata consolidation basis. Primero, prior to December 31, 1994, was a developmental stage enterprise.

                    The companies are engaged in the operation, acquisition, exploration and development of oil and gas properties. All significant intercompany balances and transactions have been eliminated in consolidation.

CONCENTRATIONS OF   The Company's financial instruments that are exposed
CREDIT RISK         to concentrations of credit risk consist primarily of cash equivalents and marketable equity securities.

                    The Company's cash and cash equivalents and marketable equity securities are placed with major financial institutions. Marketable equity securities consisted of preferred stocks. The investment policy limits the Company's exposure to concentrations of credit risk.

OIL AND GAS         The Company follows the full-cost method of accounting
PROPERTIES          for oil and gas properties.  Under this method, all
                    productive and nonproductive costs incurred in connection with the exploration for and development of oil and gas reserves are capitalized. Such capitalized costs include lease acquisition, geological and geophysical work, delay rentals, drilling, completing and equipping oil and gas wells and other related costs. If the net investment in oil and gas properties exceeds an amount equal to the sum of (1) the standardized measure of discounted future net cash flows from proved reserves (see Note 12), and (2) the lower of cost or fair market value of properties in process of development and unexplored acreage, the excess is charged to expense as additional depletion. Normal dispositions of oil and gas properties are accounted for as adjustments of capitalized costs, with no gain or loss recognized.

                    Depreciation and depletion of proved oil and gas properties is computed on the units-of-production method based upon estimates of proved reserves with oil and gas being converted to a common unit of measure based on their relative energy content. Unproved oil and gas properties, including any related capitalized interest expense, are not amortized, but are assessed for impairment either individually or on an aggregated basis.

EVERGREEN RESOURCES, INC
SUMMARY OF ACCOUNTING POLICIES



- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------



                    Restricted cash and production and ad valorem tax payable represent amounts withheld from revenue for subsequent distribution to county taxation authorities.

SUPPORT EQUIPMENT   Depreciation of support equipment and other property is
                    computed using accelerated methods over periods ranging from five to twenty-two years.

INCOME TAXES        The Company accounts for income taxes in accordance with
                    Statement of Financial Accounting Standards No. 109,
                    "Accounting forIncome Taxes" which requires the use of the "liability method". Accordingly, deferred tax liabilities and assets are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse.

NET INCOME (LOSS)   Net income (loss) per common share has been computed
PER SHARE           by dividing net income (loss), after reduction for preferred stock dividends, by the weighted average number of common shares and common share equivalents outstanding during each of the periods presented. Options to purchase stock are included as common stock equivalents when dilutive. In
                    1994, common stock equivalents of 221,029 shares related to options are included in the weighted average number of common shares outstanding. Common stock equivalents and fully diluted per share amounts are not presented in 1995 and 1993 as their affect is antidilutive.

CASH EQUIVALENTS    The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

FOREIGN CURRENCY    The functional currency for the Company's foreign
TRANSLATION         operations is the applicable local currency.  The
                    translation of the applicable foreign currency into U.S.
                    dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The gains or losses resulting from such translation are included in stockholders' equity.

RECLASSIFICATIONS   Certain items included in prior years financial statements have been reclassified to conform to current year presentation.

EVERGREEN RESOURCES, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   OTHER ASSETS   Other assets consisted of the following:


                            March 31,                  1995            1994
                    -----------------------------------------------------------
                    Organization costs - net      $    162,845    $  111,272
                    Officers life insurance,
                     cash surrender value              146,069       114,077
                    Property held for sale             119,101       338,105
                    Debt issue costs - net              72,256        59,129
                    Deposits and other                 157,302        29,831
                    Investment in joint venture              -       366,172
                    -----------------------------------------------------------

                                                   $   657,573    $1,018,586
                    -----------------------------------------------------------
                    -----------------------------------------------------------

                    The property held for sale represents a non-producing feldspar mine carried at the lower of cost or estimated realizable value.

2.   FINANCING      The Company has a $7,500,000 revolving line of credit
     AGREEMENTS     with a bank.  The available borrowing base at March 31, 1995 of $5,000,000 is derived from oil and gas reserves.
                    Interest on any borrowings outstanding is at 1% over the bank's prime rate and is paid monthly. The line of credit matures in August 1997. There are no restrictions associated with advances under the line. An annual facility fee of one-half of one percent is charged quarterly for any unused portion of the credit line. The agreement is collateralized by oil and gas properties and also contains certain net worth and ratio requirements.

                    During the year ended March 31, 1995, the average amount outstanding under the line of credit was $187,671, and the weighted average interest rate was 9.6%. The interest rate was calculated by dividing the applicable interest expense by the average outstanding balance. The maximum amount borrowed during the year ended March 31, 1995 was $750,000. No amounts were outstanding under the line of credit at any time during the year ended March 31, 1994.

EVERGREEN RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------


3.   INCOME TAXES         Due primarily to the availability of net operating
                          loss carryovers, the Company had no significant taxable income during the years ended March 31, 1995, 1994 and 1993.

                          A reconciliation of the effective tax rates and the statutory U.S. federal income tax rates is as follows:


                                                                   1995                 1994               1993
                          -------------------------------------------------------------------------------------

                          Percent of pre-tax income
                           tax at U.S. federal
                           statutory rates                         (34.0%)              34.0%              34.0%
                          State income taxes, net
                           of federal tax benefit                   (3.3)                3.3                3.3
                          Expenses not deductible
                           for taxes                                 2.2                 1.8                  -
                          Increase in deferred
                           tax asset valuation
                           allowance                                35.1               (39.1)                 -
                          Utilization of net operating
                           loss carryforward                           -                   -               (37.3)
                          ---------------------------------------------------------------------------------------

                          Effective tax rate                           -%                   -%                 -%
                          ---------------------------------------------------------------------------------------
                          ---------------------------------------------------------------------------------------






                          The components of the net deferred income tax in the accompanying balance sheets are as follows:



                                                                  1995                         1994

                         -------------------------------------------------------------------------------------
                          Deferred tax assets               $1,224,000               $   370,000
                          Valuation allowance               (1,224,000)                 (370,000)
                         -------------------------------------------------------------------------------------

                          Net deferred tax asset            $        -               $              -
                         -------------------------------------------------------------------------------------
                         -------------------------------------------------------------------------------------



                          The Company recorded a valuation allowance at March 31, 1995 and 1994 equal to the excess of deferred tax assets over deferred tax liabilities as they are unable to determine that these tax benefits are more likely than not to be realized.

EVERGREEN RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          The components of the net deferred tax assets and liabilities are shown below:


                                                  1995              1994
- - -------------------------------------------------------------------------------
- - -------------------------------------------------------------------------------
Net operating loss
  carryforward                              $  3,680,000         $   2,767,000
 Revenues and other                                9,000               433,000
- - -------------------------------------------------------------------------------

Total gross deferred tax assets                 3,689,000            3,200,000
Valuation allowance                            (1,224,000)            (370,000)
- - -------------------------------------------------------------------------------

Net deferred tax asset                          2,465,000            2,830,000
Deferred tax liability - depreciation,
 depletion and amortization                    (2,465,000)          (2,830,000)
- - -------------------------------------------------------------------------------

Net deferred taxes                            $         -         $          -
- - -------------------------------------------------------------------------------
- - -------------------------------------------------------------------------------

                    As of March 31, 1995, the Company has net operating loss carryforwards for tax purposes of approximately $9,950,000. Issuances of common stock and common stock equivalents during 1988 and 1990 limits a portion of this amount to approximately $330,000 per year (additional amounts would be available to offset gains on the sale of assets) through 2003. In addition, unused investment tax credits of $89,000 are available to offset income taxes payable through 2001.

4. REDEEMABLE       In December 1994, the Company issued $3,750,000 in
   PREFERRED STOCK  redeemable preferred stock. Terms of another $3.75 million have been agreed to and if not consummated by the Company, the holders may exercise 450,000 stock purchase warrants.

                    All outstanding shares of the preferred stock must be redeemed by Evergreen on the tenth anniversary of the original issuance at par value, plus accrued dividends. Commencing at the end of year five, the Company is required to fund an annual mandatory sinking fund of $1,250,000. The preferred stock is also callable at the Company's option at a call price equal to par value, plus accrued dividends.

                    Cumulative annual cash dividends of 8% are payable quarterly. During the year ended March 31, 1995, the Company paid $94,167 in dividends. The preferred stock is convertible at a price of $8.34 per share into 899,281 shares of the Company's common stock.

EVERGREEN RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. STOCKHOLDERS'    In August 1994, the Company issued 501,040 shares of common
   EQUITY           stock valued at 1,753,640 in exchange for certain working
                    interest in wells in the San Juan Basin in a non-cash transaction.

                    During the year ended March 31, 1995, 31,250 shares of common stock were issued under terms of options previously granted, yielding proceeds to the Company of $78,125. Additionally, the Company issued common stock valued at $168,000 as a bonus to employees and $50,000 as payment in lieu of salary.

                    In 1994, the Company issued common stock valued at $125,625 to the Employee Stock Ownership Plan and issued common stock as a bonus valued at $176,313 to employees.

                    On March 30, 1993, the Company acquired all of the outstanding common stock of JCI for 59,640 shares of the Company's common stock, valued at $343,000, plus the assumption of liabilities and other acquisition costs totalling $57,721. The business combination was accounted for under the purchase method of accounting.

6. STOCK OPTIONS    Under the terms of its Key Employee Equity Plan, options are granted to key employees at not less than the market price of the Company's common stock on the date of grant. The options expire in 1995 to 1998.



                                             Exercise
                                              Price
                                             Options        Per Share
                    -------------------------------------------------------
                    -------------------------------------------------------
                    March 31, 1992           376,0000       $2.50-4.35
                      Granted                152,500              8.75
                      Exercised              (60,200)        2.50-4.35
                   -------------------------------------------------------


                    March 31, 1993           468,300         2.50-8.75
                      Granted                 79,000              9.50
                      Exercised              (18,750)             2.50
                    -------------------------------------------------------

                    March 31, 1994           528,550         2.50-9.50
                      Exercised              (31,250)             2.50
                    -------------------------------------------------------

                    March 31, 1995           497,300        $2.50-9.50
                    -------------------------------------------------------
                    -------------------------------------------------------

EVERGREEN RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7. MAJOR            During the years ended March 31, 1995, 1994 and 1993, the
   CUSTOMERS        Company made sales to unrelated entities which individually comprised greater than 10% of total oil and gas sales. Sales to these entities were 34% and 10% in 1995; 14%, 16% and 18% in 1994; 16%, 16% and 20% in 1993.

8. SUPPLEMENTAL     Cash paid during the years ended March 31, 1995, 1994 and
   DISCLOSURES OF   1993, for interest were Cash Flow approximately $22,000,
   CASH FLOW        $4,000 and $18,000. Information During the year ended March
   INFORMATION      31, 1995, approximately $1,978,000 of common stock was
                    issued for services and acquisition of well interests. The
                    Company assumed approximately $267,000 in liabilities for the acquisition of certain equipment. See Note 5 for additional noncash transactions in 1995 and 1994.

9. Commitments      The Company leases additional office space from an
                    affiliated entity under a month-to-month operating lease.
                    Rent expense was approximately $28,000 and $29,000 for this facility in 1995 and 1994.

                    The Company leases its primary office space for approximately $2,800 a month under a lease expiring in March 1995. Future minimum lease payments for this facility are approximately $154,000 and $73,000 for the years ending March 31, 1996 and 1997. Rental expense for all facilities was approximately $177,000, $178,000 and $163,000 for the years ended March 31, 1995, 1994 and 1993.

                    The Company has an Employee Stock Ownership Plan (ESOP), with contributions to the ESOP determined at the discretion of the Company. For the years ended March 31, 1995, 1994 and 1993, the Company contributed $0, $125,625 and $46,250 to the plan.

                    Under the terms of certain gas gathering and tie-in agreements, EOC is committed to meeting certain minimum volume levels during the term of the agreement. Through March 31, 1995, volume levels have been below the required minimums and EOC has accrued approximately $856,000 for this shortfall, which is included with long-term liabilities. Such amount is refundable if future volumes exceed the minimums and EOC is currently having discussions with the owner of the system concerning obtaining additional volumes or other possible alternatives.

EVERGREEN RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. OTHER INCOME    Other income consisted of the following:


                    Year Ended March 31,                    1995          1994        1993
                    ------------------------------------------------------------------------
                    Net fee on sale of pipeline
                     rights-of-way                      $        -   $       -    $  911,700
                    Gain on sale of marketable
                     securities                              8,990       24,999      786,975
                    Gain on sales of subsidiary/assets     330,856            -            -
                    Lawsuit settlement                           -      561,050            -
                    Other                                  120,102       56,579        9,000

                                                        $  459,948    $ 642,628   $1,707,675
                    ------------------------------------------------------------------------
                    ------------------------------------------------------------------------

                    The income related to a lawsuit settlement for the year ended March 31, 1994, represented the allocation of a settlement to be received by JCI as a result of a dispute with the purchaser regarding gathering fees.

                    Effective March 31, 1993, the Company received a fee for the sale of intangible assets, specifically permits and rights-of-way for the pipeline and assigned its remaining interest in the pipeline and gathering systems to Associated Natural Gas Corporation ("ANG"), of $911,700.

                    In December 1994, the Company sold certain assets and its 100% interest in JCI which had been acquired in March 1993. Prior to the consummation of the sale, oil and gas properties with a cost of approximately $300,000 were transferred into JCI. The sales price was $1,000,000 cash and a gain of approximately $331,000 was recognized from the transaction. Included in the group acquiring these properties and JCI, was an affiliate of the Company, which represented approximately 39% of the group.

11.RELATED PARTIES  EOC provides well services to an affiliated entity for which it receives fees pursuant to written operating agreements. For the year ended March 31, 1995, such fees totalled approximately $316,000. Additionally, EOC provides non-operating services to two affiliates, as requested by them for engineering, evaluation, acquisition and similar services for which EOC was compensated approximately $229,000 during the year ended March 31, 1995. As of March 31, 1995, approximately $103,000 was payable but not yet due to EOC from the affiliates for fees and other services.

12. SUPPLEMENTAL    The Company's oil and gas activities are conducted in the
    INFORMATION OF  United States and the United Kingdom.  The following costs
    OIL AND GAS     were incurred in oil and gas acquisition, exploration,
    PRODUCING       development and producing activities at March 31:
    ACTIVITIES


                                         United        United
                                         States        Kingdom        Total
                  ------------------------------------------------------------
                  1995
                  ----
                  Acquisition costs:
                   Proved             $1,753,640     $        -     $  1,753,640
                   Unproved                    -              -                -
                  Exploration            317,890              -          317,890
                  Development          1,565,690      1,841,964        3,407,654

                  1994
                  ----
                  Acquisition costs:
                   Proved             $        -     $        -      $         -
                   Unproved                    -              -                -
                  Exploration          4,176,809              -        4,176,809
                  Development            233,145      1,770,908        2,004,053

                   1993
                   ----
                   Acquisition costs:
                    Proved             $  322,080    $        -     $    322,080
                    Unproved              427,410             -          427,410
                   Exploration                  -       561,763          561,763
                   Development          2,718,783     1,547,106        4,265,889


                                                                            F-15

                    Aggregate capitalized costs and related accumulated depreciation, depletion and amortization relating to oil and gas producing activities at March 31 are as follows:


                                 United         United
                                 States         Kingdom          Total
- - ----------------------------------------------------------------------------
1995
- - ----

Proved properties            $  33,442,534   $          -      $ 33,442,534
Unproved properties              1,127,475      7,009,044         8,136,519
- - ---------------------------------------------------------------------------
                                34,570,009      7,009,044        41,579,053
Accumulated depletion,
depreciation and
amortization                   (10,776,960)             -       (10,776,960)
- - -----------------------------------------------------------------------------

Net capitalized costs        $  23,793,049   $  7,009,044      $ 30,802,093
- - ------------------------------------------------------------------------------
- - ------------------------------------------------------------------------------


1994
- - ----
Proved properties            $ 30,222,093    $          -      $ 30,222,093
Unproved properties               710,696       5,167,080         5,877,776
- - -----------------------------------------------------------------------------
                               30,932,789       5,167,080        36,099,869
Accumulated depletion,
depreciation and
amortization                  (10,266,422)              -       (10,266,422)
- - -------------------------------------------------------------------------------

Net capitalized costs        $ 20,666,367    $  5,167,080      $ 25,833,447
- - ------------------------------------------------------------------------------
- - ------------------------------------------------------------------------------

                    Costs of oil and gas properties excluded from the amortization base, at March 31, are as follows:


                                    United      United
                                    States      Kingdom           Total
- - --------------------------------------------------------------------------
1995
- - ----
Leasehold costs              $    1,127,475   $  2,225,064    $  3,352,539
Development costs                         -      4,783,980       4,783,980
- - --------------------------------------------------------------------------
                             $    1,127,475   $   7,009,044    $ 8,136,519
- - --------------------------------------------------------------------------
- - --------------------------------------------------------------------------

1994
- - ----
Leasehold costs              $      710,696   $   1,761,677    $ 2,472,373
Development costs                         -       3,405,403      3,405,403
- - --------------------------------------------------------------------------
                             $      710,696    $  5,167,080    $ 5,877,776
- - --------------------------------------------------------------------------
- - --------------------------------------------------------------------------





                    Depreciation and depletion per equivalent MCF amounted to $.51 for each of the years ended March 31, 1995, 1994 and 1993.

                    Results of operations from United States production activities for 1995, 1994 and 1993 are presented below in accordance with Financial Accounting Standards No. 69, "Disclosures About Oil and Gas Activities," which excludes consideration of general and administrative, and interest expense. There was no production activity in the United Kingdom.


Year Ended March 31,            1995           1994          1993
- - ---------------------------------------------------------------------
Oil and gas sales          $ 1,891,579    $  2,207,102  $  1,596,279
- - ---------------------------------------------------------------------
Production costs and
  expenses                   1,187,097       1,259,478     1,243,853
Depreciation and depletion     510,538         503,222       343,775
- - ---------------------------------------------------------------------

                             1,697,635       1,762,700     1,587,628
- - --------------------------------------------------------------------

Results of operations
  from producing
  activities (excluding
  corporate overhead
  and interest costs)       $  193,944      $  444,402   $     8,651
- - ---------------------------------------------------------------------
- - ---------------------------------------------------------------------

                    OIL AND GAS RESERVE INFORMATION (UNAUDITED)

                    The estimates of the Company's proved reserves and related future net cash flows that are presented in the following tables are based upon estimates made by independent petroleum engineering consultants for the United States only. The Company is in the process of developing properties in the United Kingdom and is unable to prepare reserve information in this area. The Company's reserve information was prepared as of March 31, 1995, 1994 and 1993. The Company cautions that there are many inherent uncertainties in estimating proved reserve quantities, projecting future production rates, and timing of development expenditures. Accordingly, these estimates are likely to change as future information becomes available.

                    Proved oil and gas reserves are the estimated quantities of crude oil, condensate, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions.

                    OIL AND GAS RESERVE INFORMATION - CONTINUED (UNAUDITED)

                    Proved developed reserves are those reserves expected to be recovered through existing wells, with existing equipment and operating methods.

                    Estimated quantities of proved reserves and proved developed reserves of crude oil and natural gas (all of which are located within the United States), as well as the changes in proved reserves, are as follows:


                                             Oil and
                                             Natural Gas            Natural
                                             Liquids                 Gas
Proved Reserves                               (bbls)                 (mcf)
- - -----------------------------------------------------------------------------
At March 31, 1992                            2,524,300           23,192,900
 Revisions of previous estimates                  (400)          (4,419,700)
 Extensions and discoveries                          -            3,500,200
 Sales of reserves                              (2,600)             (85,100)
 Acquired reserves                                   -           14,766,000
 Production                                    (63,400)            (291,200)
- - ------------------------------------------------------------------------------

At March 31, 1993                            2,457,900           36,663,100
 Revisions of previous estimates              (746,300)          (9,275,000)
 Extensions and discoveries                          -           24,903,900
 Sales of reserves                             (11,000)             (66,000)
 Production                                    (57,500)            (637,900)
- - ------------------------------------------------------------------------------

At March 31, 1994                            1,643,100           51,588,100
 Revisions of previous estimates              (609,333)         (12,474,551)
 Extensions and discoveries                          -           18,441,331
 Sales of reserves                            (154,275)          (3,891,051)
 Purchases of reserves                               -            5,000,000
 Production                                    (36,624)            (781,749)
- - ------------------------------------------------------------------------------

At March 31, 1995                              842,868           57,882,080
- - ------------------------------------------------------------------------------
- - ------------------------------------------------------------------------------

                         OIL AND GAS RESERVE INFORMATION - CONTINUED (UNAUDITED)


                                              Oil and
                                            Natural Gas   Natural
                                              Liquids       Gas
                    Proved Developed Reserves  (bbls)      (mcf)
                    ---------------------------------------------------
                      March 31, 1993         488,400      27,880,200
                      March 31, 1994         349,600      23,721,000
                      March 31, 1995         289,814      18,007,267


                    The following table sets forth a standardized measure of the estimated discounted future net cash flows attributable to the Company's proved oil and gas reserves. Estimated future cash inflows were computed by applying year-end prices of oil and gas to the estimated future production of proved oil and gas reserves at March 31, 1995, 1994 and 1993. The future production and development cost represents the estimated future expenditures to be incurred in developing and producing the proved reserves, assuming continuation of existing economic conditions. Future income tax expense was computed by applying statutory income tax rates to the difference between pretax net cash flows relating to the Company's proved oil and gas reserves and the tax basis of proved oil and gas properties and available operating loss and excess statutory depletion carryovers, reduced by investment tax and Section 29 credits.

                    In 1995, the Company determined that the likelihood of paying income tax in the future was minimal due to net operating losses and future drilling plans. As such, the effects of income tax have been excluded from this calculation.

OIL AND GAS RESERVE INFORMATION - CONTINUED (UNAUDITED)



Year Ended March 31,           1995               1994                1993
- - -------------------------------------------------------------------------------
Future cash inflows         $ 86,666,340    $ 113,077,100       $ 113,504,200

Future cash outflows:
 Production costs            (20,671,010)     (23,959,500)        (29,145,000)
 Development costs            (9,460,563)     (11,479,300)        (10,632,800)
- - -------------------------------------------------------------------------------

Future net cash flows before
 future income taxes          56,534,767       77,638,300           73,726,400
Future income taxes                    -      (16,117,900)         (11,973,100)
- - -------------------------------------------------------------------------------

Future net cash flows         56,534,767       61,520,400           61,753,300

Effect of discounting future
 annual net cash flows at
 10%                         (33,222,437)     (35,811,500)         (32,350,000)
- - -------------------------------------------------------------------------------

Standardized measure of
 discounted future net cash
 flows                       $23,312,330     $ 25,708,900          $29,403,300
- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                    OIL AND GAS RESERVE INFORMATION - CONTINUED (UNAUDITED)



                    The following summarizes the principal factors comprising the changes in the standardized measure of discounted future net cash flows for the years ended March 31, 1995, 1994 and 1993:



Year Ended March 31,             1995              1994             1993
- - -----------------------------------------------------------------------------
Standardized measure,
  beginning of period        $ 25,708,900       $ 29,403,300     $15,647,600

Sales of oil and gas, net
  of production costs            (704,482)          (947,600)      (352,400)

Extensions and discoveries      6,110,521         11,419,300      2,076,400

Net change in sales prices,
  net of production costs      (9,124,599)        (2,921,300)     2,879,200

Purchase of reserves            2,073,694                  -     11,292,300

Sale of reserves               (2,901,095)           (75,900)      (49,500)

Revisions of quantity
  estimates                    (9,536,000)       (12,854,000)   (2,525,000)

Accretion of discount           3,244,380          3,510,300     1,896,900

Net change in income taxes      6,735,546         (1,034,800)   (2,378,800)

Changes in future
  development costs             3,628,111                  -             -

Changes in rates of
  production and other         (1,922,652)          (790,400)      916,600


Standardized measure,
  end of period             $  23,312,324        $25,708,900   $29,403,300
- - -------------------------------------------------------------------------------
- - -------------------------------------------------------------------------------

                                                                            F-22