Form 10-Q
period 1995-06-30
EVERGREEN RESOURCES INC
filed 1995-08-11
CIK 353943

                       Securities and Exchange Commission
                             Washington, DC   20549
                       ----------------------------------



                                    FORM 10-Q
                                Quarterly Report



                     Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


                       FOR THE QUARTER ENDED JUNE 30, 1995
                         Commission File Number 0-10077



                           EVERGREEN  RESOURCES,  INC.
             (Exact Name of Registrant as Specified in its Charter)


              COLORADO                                         84-0834147
    (State or Other Jurisdiction                 (I.R.S. Employer Identification
  of Incorporation of Organization)                              Number)


     1000 WRITER SQUARE
     1512 LARIMER STREET
      DENVER, COLORADO                                         80202
(Address of Principal Executive                              (Zip Code)
            Offices)


                                 (303) 534-0400
                         (Registrant's Telephone Number,
                              Including Area Code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          X  Yes                                               No
         ---                                               ---
Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest date.

            CLASS                              OUTSTANDING AT AUGUST 10,  1995
  Common Stock, No Par Value                               5,672,159

                           EVERGREEN RESOURCES,  INC.
                                      INDEX



                                                                          Page
                                                                         Number
                                                                         ------

     PART I.   FINANCIAL INFORMATION


       Consolidated Balance Sheets as of June 30, 1995
            and March 31, 1995 . . . . . . . . . . . . . . . . . . .      3

       Consolidated Statements of Operations for the Three Months
            Ended June 30, 1995 and June 30, 1994. . . . . . . . . .      4

       Consolidated Statements of Cash Flows for the Three Months
            Ended June 30, 1995 and June 30, 1994. . . . . . . . . .      5

       Notes to Consolidated Financial Statements. . . . . . . . . .      6

       Management's Discussion and Analysis of Financial
           Condition and Results of Operations . . . . . . . . . . . 7 - 10


   PART II.   OTHER INFORMATION. . . . . . . . . . . . . . . . . . .     10

                            EVERGREEN RESOURCES, INC.
                           CONSOLIDATED BALANCE SHEETS

                ASSETS                                                June 30, 1995           March 31 1995
                                                                      -------------           -------------

CURRENT:
  Cash and cash equivalents                                           $  1,449,077            $  2,038,157
  Accounts receivable:
    Oil and gas sales, net of allowance                                    273,716                 297,602
    Joint interest billings and other                                    1,095,161                 945,557
  Other current assets                                                      93,025                  76,341
                                                                      -------------           -------------

         TOTAL CURRENT ASSETS                                            2,910,979               3,357,657
                                                                      -------------           -------------

PROPERTY AND EQUIPMENT:
  Proved oil and gas properties, based on full-cost accounting          33,921,128              33,442,534
  Unevaluated properties not subject to amortization                     8,157,562               8,136,519
  Gas gathering equipment                                                3,909,295               3,417,086
  Support equipment                                                        709,930                 676,051
  Less accumulated depreciation, depletion and amortization            (11,293,248)            (11,140,276)
                                                                      -------------           -------------

         NET PROPERTY AND EQUIPMENT                                     35,404,667              34,531,914
                                                                      -------------           -------------

RESTRICTED CASH                                                            385,462                 593,024

OTHER ASSETS                                                               542,479                 657,573
                                                                      -------------           -------------

                                                                      $ 39,243,587             $39,140,168
                                                                      -------------           -------------
                                                                      -------------           -------------

   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                    $  1,062,453            $    843,852
  Accrued expenses and other                                                38,692                  89,646
  Royalties and production taxes payable                                 1,115,738                 567,656
                                                                      -------------           -------------
         TOTAL CURRENT LIABILITIES                                       2,216,883               1,501,154

PRODUCTION TAX ESCROW                                                      385,452                 593,024

LONG TERM LIABILITIES                                                    1,255,845               1,094,128
                                                                      -------------           -------------

         TOTAL LIABILITIES                                               3,858,180               3,188,306
                                                                      -------------           -------------

REDEEMABLE PREFERRED STOCK                                               3,750,000               3,750,000
                                                                      -------------           -------------

COMMON STOCKHOLDERS' EQUITY:
  Common stock, shares issued and outstanding,
    5,672,159                                                               56,721                  56,721
  Additional paid-in capital                                            41,406,665              41,419,179
  Accumulated deficit                                                   (9,706,367)             (9,266,898)
  Foreign currency translation adjustment                                 (121,612)                 (7,140)
                                                                      -------------           -------------

         TOTAL STOCKHOLDERS' EQUITY                                     31,635,407              32,201,862
                                                                      -------------           -------------

                                                                      $ 39,243,587            $ 39,140,168
                                                                      -------------           -------------
                                                                      -------------           -------------


See accompanying notes to consolidated financial statements

                            EVERGREEN RESOURCES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                Three Months Ended June 30
                                                --------------------------
                                                 1995                1994
                                                 ----                ----
REVENUE:
   Oil and gas production                    $  251,596          $  567,767
   Oil and gas services                         185,890             205,656
   Gas gathering income                          32,143                  --
   Interest and dividend income                  23,190              42,446
   Other income                                  15,210              29,067
                                             -----------         -----------

      TOTAL REVENUES                            508,029             844,936
                                             -----------         -----------
COSTS AND EXPENSES:
   Cost of production and operations            255,751             298,611
   Cost of oil and gas services                 195,095             180,547
   Gas gathering expenses                        50,737                  --
   Depreciation, depletion and amortization     167,150             176,524
   General and administrative expenses          202,260             259,068
   Interest expense                               9,214                  --
   Other expense                                 (7,709)             63,813
                                             -----------         -----------

      TOTAL COSTS AND EXPENSES                  872,498             978,563
                                             -----------         -----------

NET LOSS                                       (364,469)           (133,627)

PREFERRED STOCK DIVIDENDS                        75,000                  --
                                             -----------         -----------

NET LOSS ATTRIBUTABLE
  TO COMMON STOCK                            $ (439,469)         $ (133,627)
                                             -----------         -----------
                                             -----------         -----------

LOSS PER SHARE OF COMMON STOCK               $    (0.08)         $    (0.03)


WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                          5,672,159           5,083,406


See accompanying notes to consolidated financial statements.

                            EVERGREEN RESOURCES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                        Three Months Ended June 30
                                                        --------------------------
                                                           1995             1994
                                                           ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                            $  (364,469)     $  (133,627)
 Adjustments to reconcile loss to
  cash provided by operating activities:
   Depreciation, depletion and amortization              167,150          176,523
   Loss on sale of marketable securities                      --           50,571
   Other                                                  10,280            4,252
   Changes in operating assets and liabilities:
      Decrease (increase) in accounts receivable        (126,204)         248,177
      Decrease (increase) in current assets              (16,762)         (41,374)
      Increase (decrease) in accounts payable            219,571         (859,780)
      Increase (decrease) in accrued expenses            (50,208)         (69,510)
                                                     ------------     ------------

   NET CASH USED BY  OPERATING ACTIVITIES               (160,642)        (624,768)
                                                     ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Sale of marketable securities                                --        1,577,211
 Exploration and development and gas gathering costs    (997,067)      (1,218,956)
 Proceeds from sale of oil and gas assets                 21,000            7,187
 Restricted cash                                         207,562           91,792
 Change in production tax escrow                        (207,562)         (91,792)
 Decrease (increase) in other assets                     112,889          (66,545)
                                                     ------------     ------------

   NET CASH PROVIDED/(USED) BY INVESTING ACTIVITIES     (863,178)         298,897
                                                     ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Preferred Stock Offering costs                          (12,515)              --
 Proceeds from issuance of common stock - net                 --           78,126
 Debt issue costs                                        (23,546)              --
 Principal payments on capital lease obligations         (13,283)              --
 Payment of preferred stock dividends                    (75,000)              --
 Increase in cash held from operating oil
   and gas properties                                    548,082          111,077
                                                     ------------     ------------

   NET CASH PROVIDED BY  FINANCING ACTIVITIES            423,738          189,203
                                                     ------------     ------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                   10,425           73,968
                                                     ------------     ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS               (589,657)         (62,700)

CASH AND CASH EQUIVALENTS AT THE
BEGINNING OF THE PERIOD                                2,038,742          930,273
                                                     ------------     ------------

CASH AND CASH EQUIVALENTS AT THE
END OF THE PERIOD                                    $ 1,449,085      $   867,573
                                                     ------------     ------------
                                                     ------------     ------------


See accompanying notes to consolidated financial statements.

                            EVERGREEN RESOURCES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               AS OF JUNE 30, 1995


1. In the opinion of Management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Company's financial position as of June 30, 1995 and the results of its operations and changes in financial position for the three months then ended. All such adjustments are of a normal recurring nature.

2. Certain information at March 31, 1995 has been condensed from the audited financial statements included in the Company's most recent filing on Form 10-K.

3. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Evergreen Operating Corporation ("EOC") and Evergreen Resources (UK) Limited ("ERUK"). Primero Gas Gathering, Co. (Primero), a 50% owned subsidiary, is recorded on a pro-rata consolidation basis. All significant intercompany balances and transactions have been eliminated.

4. The Company follows the full-cost method of accounting for oil and gas properties. Under this method, all productive and nonproductive costs incurred in connection with the exploration for and development of oil and gas reserves are capitalized. Such capitalized costs include lease acquisition, geological and geophysical work, delay rentals, drilling, completing and equipping oil and gas wells and other related costs. Normal dispositions of oil and gas properties are accounted for as adjustments of capitalized costs, with no gain or loss recognized.

5. Depreciation and depletion of proved oil and gas properties is computed on the units-of-production method based upon estimates of proved reserves with oil and gas being converted to a common unit of measure based on the relative energy content. Unproved oil and gas properties, including any related capitalized interest expense, are not amortized, but are assessed for impairment either individually or on an aggregated basis.

6. Restricted cash and production and ad valorem tax payable represent amounts withheld from revenue for subsequent distribution to county taxation authorities.

7. The functional currency for the Company's foreign operations is the applicable local currency. The translation of the applicable foreign currency into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The gains or losses resulting from such translation are included in stockholders' equity.

                            EVERGREEN RESOURCES, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECENT DEVELOPMENTS

PREFERRED STOCK

On December 8, 1994, the Company received $3.75 million through the private placement, with Institutional Investors, of 3,750,000 shares of ten year term 8% Convertible Preferred Stock, $1.00 par value ("the Preferred"). The Company received an additional $3.75 million on July 26, 1995 by issuing an additional 3,750,000 shares. All proceeds are to be used for development of the Company's oil and gas leases in the Raton Basin of Colorado.

The Preferred is convertible into Common Stock at a conversion price of $8.34 per share. Annual cash dividends of 8% are payable quarterly. Evergreen may call the Preferred at any time in whole or in part prior to the mandatory redemption (minimum call being 20% of original issue), at par value, plus accrued dividends. Evergreen has issued warrants which will be triggered and will become exerciseable for 10 years at $8.34 per share if Evergreen exercises all or part of its call option.

Evergreen can require the conversion of all of the Preferred Stock into Common Stock provided the Common Stock has traded at not less than $16 per share for 30 consecutive days.

A mandatory Sinking Fund of $1,250,000 is due annually commencing at the end of year 5. All outstanding shares of Preferred Stock must be redeemed by Evergreen in ten years at par value, plus accrued dividends.


The Preferred carries antidilution provisions, registration rights and, under certain circumstances, voting rights.

MANAGEMENT CHANGES

Effective July 15, 1995 Kevin R. Collins was named Vice President and Treasurer, completing the consolidation of all of the Company's operations to the Denver office.

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

In March 1995, drilling commenced on seven additional wells targeting the Vermejo coal intervals at projected total depths of 1,000 to 2,100 feet. Evergreen has a 50% working interest in these wells, which are located within the newly formed Spanish Peaks Unit in close proximity to Evergreen's producing wells and present gas gathering facilities. During July and August 1995, the new wells were placed into production. Three are producing a total of approximately 1,000,000 cubic feet of gas per day; four are still de-watering.


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

LIQUIDITY AND CAPITAL RESOURCES

Evergreen currently has a $7.5 million revolving line of credit with Hibernia National Bank of New Orleans with interest at the Bank's prime rate. Advances pursuant to this line of credit are limited to the borrowing base, presently $5.3 million. There are no restrictions associated with advances under the line. An annual fee of one half of one percent is paid quarterly for any unused portion of the credit line. The borrowing base is redetermined semi-annually by the bank based upon reserve evaluations of the Company's oil and gas properties.

Management anticipates that its cash and funds available from the preferred stock offering and the line-of-credit will be sufficient to meet the Company's capital requirements for the remainder of the current fiscal year, estimated to be $3 -5 million. While the Company did not generate cash flow from operating activities during the quarter ended June 30, 1995, the Company anticipates that cash from operations will improve during the year as production improves on current wells and drilling on future wells is completed.

Leases expiring in 1995 are not material and do not require significant drilling expenditures. The Company's properties outside of the Raton Basin are held by production, and thus there is no requirement to drill and expend capital.

Cash flows used by operating activities were approximately $161,000 for the three months ended June 30, 1995, primarily as a result of the net loss for the current quarter ($364,000) which was offset by depreciation, depletion and amortization of $167,000.

Cash flows used by investing activities was $863,000 for the three months ended June 30, 1995, which consisted of $997,000 in exploration and development costs ($646,000) and gas gathering system costs ($317,000). The exploration, development and gas gathering costs were offset by the decrease in other assets of $113,000.

Cash flows provided by financing activities were $424,000 during the three months ended June 30, 1995. This amount consisted of $548,000 in cash held for future distribution to outside owners was partially offset by payments of preferred stock dividends of $75,000.

Under the terms of certain gas gathering and tie-in agreements, EOC is committed to meeting certain minimum volume levels during the term of the agreements. Through June 30, 1995, volume levels have been below the required minimums and EOC has accrued approximately $1,031,000 for this shortfall, which is included with long-term liabilities. Such amount is refundable if future volumes exceed the minimums and EOC is currently having discussions with the owner of the system concerning obtaining additional volumes or other possible alternatives.

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 1995

The Company reported a net loss of $439,469 or $0.08 per common share for the three months ended June 30, 1995, compared to net loss of $133,627 or $.03 per share for the same period in 1994.


Principal factors in the year to year earnings decline were sharply lower gas prices and lower oil revenues in the current year.

Oil and gas revenues were $251,000 during the three months ended June 30, 1995 as compared with $567,800 for the three months ended June 30, 1994. The decrease in revenues of $316,000 or 56% was primarily due to a decrease in gas production of 20,000 Mcf or 10% to 177,700 Mcf during the three months ended June 30, 1995 versus 197,000 Mcf from the prior year. The Company received an average price of $1.20 per Mcf during the three months ended June 30, 1995, compared to $1.95 per Mcf the previous year. The gas price and volume variance resulted in a decrease in revenues of approximately $171,000. Additionally, first three months oil production was 2,000 barrels, 83% lower than the prior year due to disposal of non-core properties and production declines. The Company received an average price of $16.64 per barrel during the three months ended June 30, 1995, compared to $16.01 per barrel in the prior year. The oil volume variance resulted in a decrease in revenues of approximately $145,000.

Oil and gas production costs and taxes for the three months ended June 30, 1995, were $255,800 compared to $298,600 for the three months ended June 30, 1994, a decrease of $42,800 or 14%. The decrease was primarily due to property sales in fiscal 1995. The decrease in oil and gas production costs were partially offset by higher operating costs associated with start-up costs of wells in the Raton Basin.

Oil and gas service revenues and cost of oil and gas services are attributable to the Company's wholly owned subsidiary Evergreen Operating Corporation (EOC), which is primarily responsible for drilling, evaluation and production activities associated with various properties and for negotiating the sales of oil and gas production from the properties. As of August 10, 1995, EOC was serving as Operator for approximately 160 producing wells owned by the Company and also by other unaffiliated third parties.

During the three months ended June 30, 1995, oil and gas service revenues were $185,900, versus $205,700 for the three months ended June 30, 1994, a decrease of 10%. The decrease is primarily due to the reduction of special services provided and billed to outside parties. Costs of oil and gas services during the three months ended June 30, 1995 were 8% higher than the prior period due primarily to higher administrative costs.

General and administrative expenses for the three months ended June 30, 1995 were $202,260 versus $259,000 for the three months ended June 30, 1994, a 20% reduction. The decrease is primarily due to the reduction of the number of personnel and related salary costs of $45,000.

During the three months ended June 30, 1995, the Company had gas gathering revenues of $32,000 and operating expenses of $50,700. The Raton Basin gas gathering system was completed in the last quarter of fiscal 1995 and gas started flowing through the system in January 1995. Operating expenses are within budgeted amounts. The system will continue to incur losses until gas volumes increase above their current levels.

Other expenses (income) was ($7,700) during the three months ended June 30, 1995 versus $64,000 during the three months ended June 30, 1994. The decrease of $71,700 is primarily due to the loss on the sale of preferred stocks in the prior year of $59,600 and the reversal of income tax accruals during the current year of $19,500.

Depreciation, depletion and amortization expenses for the three months ended June 30, 1995 decreased 5% from the prior year.


Interest and preferred stock dividend income for the three months ended June 30, 1995 was $23,200 as compared to $42,400 in 1994 due to lower cash available for investment in the current period and dividends received in 1994 not received in 1995 due to the sale of preferred stock.



                           PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

The Company is not engaged in any material pending legal proceedings to which the Company or its subsidiary is a party or to which any of its property is subject.


ITEM 2.   CHANGES IN SECURITIES.

Not applicable.


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

At Evergreen's Annual Meeting, held on August 10, 1995, Shareholders elected Dennis R. Carlton, Mark S. Sexton and James S. Williams as Directors for three-year terms expiring in August 1998 and James C. Ryan, Jr. for a one year term expiring in August 1996.


ITEM 5.   OTHER INFORMATION.

Not applicable.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

No reports on Form 8-K were filed during the quarter for which this report is filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        EVERGREEN RESOURCES, INC.
                                                 (Registrant)





DATE: August 11, 1995                   By:    /s/ James S. Williams
                                            -------------------------------
                                                   James S. Williams
                                                   Chairman of the Board