Form 10-Q
period 1995-09-30
EVERGREEN RESOURCES INC
filed 1995-11-13
CIK 353943

                    Securities and Exchange Commission
                           Washington, DC 20549
                    __________________________________


                                FORM 10-Q
                            Quarterly Report



                   Pursuant to Section 13 or 15(d) of the
                      Securities Exchange Act of 1934


                  FOR THE QUARTER ENDED SEPTEMBER 30, 1995
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

        X  Yes                                                 No
       ---                                                 ---

Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest date.

             CLASS                          OUTSTANDING AT NOVEMBER 14,  1995
   Common Stock, No Par Value                            5,674,141

                         EVERGREEN RESOURCES, INC.
                                   INDEX

                                                                         Page
                                                                        Number
                                                                        ------
PART I.   FINANCIAL INFORMATION

          Consolidated Balance Sheets as of September 30, 1995
            and March 31, 1995 ........................................    3

          Consolidated Statements of Operations for the Six and Three
            Months Ended September 30, 1995 and September 30, 1994 ....  4 - 5

          Consolidated Statements of Cash Flows for the Six Months
            Ended September 30, 1995 and September 30, 1994 ...........    6

          Notes to Consolidated Financial Statements ..................    7

          Management's Discussion and Analysis of Financial
            Condition and Results of Operations .......................  8 - 11


PART II.   OTHER INFORMATION ..........................................    12


                          EVERGREEN RESOURCES, INC.
                         CONSOLIDATED BALANCE SHEETS
                                 (UNAUDITED)

                  ASSETS                                         Sept. 30, 1995    March 31 1995
                                                                 --------------    -------------
CURRENT:
  Cash and cash equivalents                                        $  4,068,631      $  2,038,157
  Accounts receivable:
    Oil and gas sales, net of allowance                                 193,857          297,602
    Joint interest billings and other                                 1,088,751          945,557
  Other current assets                                                  217,512           76,341
                                                                   ------------     ------------
       TOTAL CURRENT ASSETS                                           5,568,751        3,357,657
                                                                   ------------     ------------
PROPERTY AND EQUIPMENT:
  Proved oil and gas properties, based on full-cost accounting       34,310,095       33,442,534
  Unevaluated properties not subject to amortization                  8,414,345        8,136,519
  Gas gathering equipment                                             3,773,416        3,417,086
  Support equipment                                                     693,903          676,051
  Less accumulated depreciation, depletion and amortization         (11,423,779)     (11,140,276)
                                                                   ------------     ------------
       NET PROPERTY AND EQUIPMENT                                    35,767,980       34,531,914
                                                                   ------------     ------------
RESTRICTED CASH                                                         663,623          593,024

OTHER ASSETS                                                            614,791          657,573
                                                                   ------------     ------------
                                                                   $ 42,615,145     $ 39,140,168
                                                                   ============     ============
         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                 $    623,064     $    843,852
  Accrued expenses and other                                            231,962           89,646
  Royalties and production taxes payable                                537,235          567,656
                                                                   ------------     ------------
       TOTAL CURRENT LIABILITIES                                      1,392,261        1,501,154

PRODUCTION TAX ESCROW                                                   663,623          593,024

LONG TERM LIABILITIES                                                 1,370,224        1,094,128
                                                                   ------------     ------------
       TOTAL LIABILITIES                                              3,426,108        3,188,306
                                                                   ------------     ------------
REDEEMABLE PREFERRED STOCK                                            7,500,000        3,750,000
                                                                   ------------     ------------
COMMON STOCKHOLDERS' EQUITY:
  Common stock, shares issued and outstanding,
    5,674,141 and 5,672,159                                              56,741           56,721
  Additional paid-in capital                                         41,389,845       41,419,179
  Accumulated deficit                                                (9,587,535)      (9,266,898)
  Foreign currency translation adjustment                              (170,014)          (7,140)
                                                                   ------------     ------------
       TOTAL STOCKHOLDERS' EQUITY                                    31,689,037       32,201,862
                                                                   ------------     ------------
                                                                   $ 42,615,145     $ 39,140,168
                                                                   ============     ============


See accompanying notes to consolidated financial statements

                           EVERGREEN RESOURCES, INC.

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)

                                                       SIX MONTHS ENDED SEPTEMBER 30
                                                       -----------------------------
                                                           1995             1994
                                                       -----------       -----------
REVENUE:
  Oil and gas production                                $  524,511       $1,192,243
  Oil and gas services                                     370,453          405,281
  Interest and dividend income                              66,869           55,486
  Other income                                             535,426           54,819
                                                        ----------       ----------
    TOTAL REVENUES                                       1,497,259        1,707,829
                                                        ----------       ----------
COSTS AND EXPENSES:
  Cost of production and operations                        506,162          655,748
  Cost of oil and gas services                             375,926          433,381
  Depreciation, depletion and amortization                 322,202          342,807
  General and administrative expenses                      398,449          478,762
  Interest expense                                          18,958            5,404
  Other expense                                             (7,979)         128,216
                                                        ----------       ----------
    TOTAL COSTS AND EXPENSES                             1,613,718        2,044,318
                                                        ----------       ----------
NET LOSS                                                  (116,459)        (336,489)

PREFERRED STOCK DIVIDENDS                                  204,620              --
                                                        ----------       ----------
NET LOSS ATTRIBUTABLE TO COMMON STOCK                   $ (321,079)      $ (336,489)
                                                        ==========       ==========
NET LOSS PER SHARE OF COMMON STOCK                      $    (0.06)      $    (0.06)
                                                        ==========       ==========
WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                                     5,674,141        5,255,796
                                                        ==========       ==========

See accompanying notes to consolidated financial statements.

                          EVERGREEN RESOURCES, INC.

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)

                                                    THREE MONTHS ENDED SEPTEMBER 30
                                                    -------------------------------
                                                        1995               1994
                                                    ------------      -------------
REVENUE:
  Oil and gas production                             $  240,772         $  624,476
  Oil and gas services                                  184,563            199,625
  Interest income                                        43,679             13,040
  Other income                                          520,216             25,752
                                                     ----------         ----------
    TOTAL REVENUES                                      989,230            862,893
                                                     ----------         ----------
COSTS AND EXPENSES:
  Cost of production and operations                     217,220            357,137
  Cost of oil and gas services                          163,285            252,834
  Depreciation, depletion and amortization              155,052            166,283
  General and administrative expenses                   196,189            219,694
  Interest expense                                        9,744              5,404
  Other expense                                            (270)            64,403
                                                     ----------         ----------
    TOTAL COSTS AND EXPENSES                            741,220          1,065,755
                                                     ----------         ----------
NET INCOME (LOSS)                                    $  248,010         $ (202,862)


PREFERRED STOCK DIVIDENDS                               129,620                 --
                                                     ----------         ----------
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCK       $  118,390         $ (202,862)
                                                     ==========         ==========
NET INCOME (LOSS) PER SHARE OF COMMON STOCK          $     0.02         $    (0.04)
                                                     ==========         ==========
WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                                  5,674,141           5,426,151
                                                     ==========         ==========




See accompanying notes to consolidated financial statements.

                         EVERGREEN RESOURCES, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                                          SIX MONTHS ENDED SEPTEMBER 30
                                                          -----------------------------
                                                               1995            1994
                                                          -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                 $  (116,459)    $  (336,489)
  Adjustments to reconcile loss to
    cash (used) provided by operating activities:
     Depreciation, depletion and amortization                  322,202         342,889
     Loss on sale of marketable securities                          --         113,074
     Gain on sale of subsidiary and other                     (525,287)         12,732
     Changes in operating assets and liabilities:
       Increase in accounts receivable                         (40,520)       (145,558)
       Increase in current assets                             (141,342)             --
       Increase (decrease) in accounts payable                (219,215)        372,766
       Increase (decrease) in accrued expenses                 144,379         (84,004)
                                                           -----------     -----------
     NET CASH (USED)/PROVIDED BY  OPERATING ACTIVITIES        (576,242)        286,864
                                                           -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Sale of marketable securities                                     --       2,014,708
  Exploration and development and gas gathering costs       (1,512,864)     (1,999,651)
  Proceeds from the sale of subsidiary                         580,000               0
  Proceeds from sale of oil and gas assets                     122,180          22,658
  Restricted cash                                              (70,599)         (5,373)
  Change in production tax escrow                               70,599           5,373
  Increase in other assets                                     (42,130)        (83,076)
                                                           -----------     -----------
     NET CASH USED BY INVESTING ACTIVITIES                    (852,814)        (45,361)
                                                           -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale of preferred stock                      3,750,000              --
  Proceeds from sale of common stock                                --          77,946
  Preferred stock offering costs                               (29,334)             --
  Debt issue costs                                             (23,546)             --
  Principal payments on capital lease obligations              (23,319)             --
  Payment of preferred stock dividends                        (204,620)             --
  Net proceeds of long-term debt                                    --         500,000
  Increase in cash held from operating oil
    and gas properties                                         (30,421)         39,579
                                                           -----------     -----------
     NET CASH PROVIDED BY FINANCING ACTIVITIES               3,438,760         617,525
                                                           -----------     -----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                         20,770          70,695
                                                           -----------     -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                    2,030,474         929,723

CASH AND CASH EQUIVALENTS AT THE
BEGINNING OF THE PERIOD                                      2,038,157         930,273
                                                           -----------     -----------
CASH AND CASH EQUIVALENTS AT THE
END OF THE PERIOD                                          $ 4,068,631     $ 1,859,996
                                                           ===========     ===========



See accompanying notes to consolidated financial statements.

                           EVERGREEN RESOURCES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           AS OF SEPTEMBER 30, 1995


1. In the opinion of Management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Company's financial position as of September 30, 1995 and the results of its operations and changes in financial position for the three months and six months then ended. All such adjustments are of a normal recurring nature.

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

RATON BASIN

Evergreen has acquired oil and gas leases covering over 120,000 gross acres in the Raton Basin, Las Animas County in Southeastern Colorado. Over 500 drilling locations are available on the Company's acreage.

In August 1993 Evergreen formed a joint venture with PBI Fuels LP ("PBI"). PBI will participate with a 25 - 50% working interest in development of the Project. Evergreen has retained the remaining 50 - 75% working interest and serves as Operator.

Since early 1994 Evergreen has drilled and completed seventeen coalbed methane gas wells in the Vermejo coals at depths of 1,000 to 2,100 feet. Evergreen has a 50% interest in these wells, sixteen of which are in production - one to be placed in production when gathering facilities are available.

In January 1995, Evergreen and PBI completed a $4 million gathering system designed to accommodate production from approximately 70 wells. Evergreen owns 50% of the system and is the Operator. The system is tied in to a 24 mile pipeline which was completed in December 1994.

Evergreen's first gas sales began in January, 1995. Combined gross production from the first sixteen wells is presently approximatel. 2.7 million cubic feet per day.

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

In early October 1995 drilling commenced on eight new wells. Five wells have been drilled to the Vermejo coal intervals at depths ranging from 1,420 to 1,660 feet. Evergreen has a 75% working interest in four of these wells and 50% in the fifth well.

Evergreen has a 50% working interest in three additional wells to the Raton coal intervals at depths of approximately 700 feet.

All of these wells are located within the Spanish Peaks Unit in close proximity to Evergreen's producing wells and present gas gathering facilities. The new wells are expected to be completed and placed into production by year end.

Evergreen plans continual development of the Raton Basin acreage, including new drilling and expansion of gathering and compression systems.

UNITED KINGDOM - GAS MARKETING

On August 30, 1995, Evergreen's 25% interest in ANGI Limited, a UK gas marketing company, was sold to an unaffiliated entity for $580,000.

Evergreen did not choose to participate in the planned expansion of ANGI Limited, which would have required a substantial financial commitment for a company of Evergreen's size.

Evergreen recorded a gain of $525,000 on this sale in the current quarter.

UNITED KINGDOM - LICENSES

Under a new onshore licensing regime, to be implemented in the next few months by the UK Department of Trade and Industry, Evergreen will convert its existing onshore Exploration Licenses to new onshore licenses, called Petroleum Exploration and Development Licenses.

These new licenses provide a 30 year term with a future relinquishment of up to 50% of the acreage subject to development plans.

Evergreen will continue to control the largest onshore acreage position in the UK, in excess of 600,000 acres, covering substantially all of six distinct onshore UK basins.

Work commitments on the licenses have been fulfilled as a result of Evergreen's prior UK activity through 1997 with extensions which are currently being negotiated.

There are no royalties or burdens encumbering the licenses.

Evergreen is continuing to hold discussions with various funding sources, including potential industry partners, for the purpose of resuming evaluation and development of the licenses.

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

Cash and funds available from the line-of-credit will be more than sufficient to meet the Company's capital requirements for the remainder of the current fiscal year, estimated to be $2 million.

Leases expiring in 1995 and 1996 are not material and do not require significant drilling expenditures. The Company's properties outside of the Raton Basin are held by production, and thus there is no requirement to drill and expend capital.

Cash flows used by operating activities were approximately $576,000 for the six months ended September 30, 1995, primarily due to the gain on sale of ANGI, Ltd. of $525,000, net loss for the six months of $116,000, and a net decrease in operating assets and liabilities of $257,000. These amounts were offset by depreciation, depletion and amortization of $322,000.

Cash flows used by investing activities were $853,000 for the six months ended September 30, 1995, and consisted of $1,513,000 in exploration and development costs and gathering system costs. The exploration, development and gas gathering costs were partially offset by proceeds from the sale of ANGI, Ltd. of $580,000.

Cash flows provided by financing activities were $3,400,000 during the six months ended September 30, 1995, due to the preferred stock issuance of $3,750,000 partially offset by preferred stock dividends of $205,000.

Under the terms of certain gas gathering and tie-in agreements, EOC is committed to meeting certain minimum volume levels during the term of the agreements. Through September 30, 1995, volume levels have been below the required minimums and EOC has accrued approximately $1,156,000 for this shortfall, which is included with long-term liabilities. Such amount is refundable if future volumes exceed the minimums and EOC is currently having discussions with the owner of the system concerning obtaining additional volumes or other possible alternatives.

RESULTS OF OPERATIONS - SIX MONTHS ENDED SEPTEMBER 30, 1995

The Company reported a net loss of $321,100 (after preferred stock dividends of $204,600) or $.06 per common share for the six months ended September 30, 1995, compared to net loss of $336,500 or $.06 per share for the same period in 1994.

For the three months ended September 30, 1995, the Company reported net income of $118,400 (after preferred stock dividends of $129,600) or $.02 per common share compared to a net loss of $202,900 or $.04 per share for the same period in 1994.

Sharply lower gas prices and the disposition of the majority of Evergreen's oil production more than offset a gain recorded on an asset sale in the current quarter.

Oil and gas revenues were $524,500 during the six months ended September 30, 1995 compared to $1,192,200 for the six months ended September 30, 1994.

During the three months ended September 30, 1995, oil and gas revenues were $240,800 versus $624,500 in the prior year.

Gas revenues during the first six months of the current year were $385,000 lower than the prior year. Approximately $295,000 of the lower revenue level was due to sharply lower gas prices and the remainder was due to property dispositions.

Oil revenues during the first six months of the current year were $283,000 lower than prior year levels due to property dispositions.

                                    6 MONTHS                   3 MONTHS
                              ---------------------     ---------------------
                                1995         1994         1995         1994
                              --------     --------     --------     --------
GAS
  Revenues ($000)             $455,954     $840,117     $210,538     $455,665
  Production (Mcf)             414,494      465,011      206,829      267,667
  Avg. Price per Mcf             $1.10        $1.81        $1.02        $1.70

OIL
  Revenues ($000)              $68,557     $352,126     $ 30,234     $168,811
  Production (Barrels)           4,463       21,774        2,506       10,373
  Avg. Price per barrel         $15.36       $16.17       $12.06       $16.27



Oil and gas production costs and taxes for the six months ended September 30, 1995, were $506,000 compared to $655,700 for the six months ended September 30, 1994, a decrease of $149,700 or 22%. The decrease was primarily due to property sales in fiscal 1995. The decrease in oil and gas production costs were partially offset by higher operating costs associated with new wells in the Raton Basin.

Oil and gas service revenues and cost of oil and gas services are attributable to the Company's wholly owned subsidiary Evergreen Operating Corporation (EOC), which is primarily responsible for drilling, evaluation and production activities associated with various properties and for negotiating the sales of oil and gas production from the properties. As of November 14, 1995, EOC was serving as Operator for approximately 150 producing wells owned by the Company and also by other unaffiliated third parties.

During the six months ended September 30, 1995, oil and gas service revenues were $370,500, versus $405,300 for the six months ended September 30, 1994, a decrease of 9%. The decrease is primarily due to the reduction of special services provided and billed to outside parties. Costs of oil and gas services during the six months ended September 30, 1995 were $375,000 vs. $433,400 for the prior year, a decrease of $57,500 or 13% due to reduced personnel and related salaries.

General and administrative expenses for the six months ended September 30, 1995 were $398,500 versus $478,700 for the six months ended September 30, 1994, a 17% overhead reduction.

The Company reported $534,400 of other income during the six months ended September 30, 1995, $525,000 of which resulted from the sale of Evergreen's interest in ANGI Limited.

Depreciation, depletion and amortization expenses for the six months ended September 30, 1995 decreased 6. from the prior year.

Interest and dividend income for the six months ended September 30, 1995 was $66,900 as compared to $55,500 in 1994.

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

Not applicable.


ITEM 5.  OTHER INFORMATION.

Not applicable.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

On July 26, 1995, a report on Form 8-K was filed describing the Preferred Stock issuance.

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        EVERGREEN RESOURCES, INC.
                                              (Registrant)





DATE: November 14, 1995                 By:   /s/ James S. Williams
                                           -------------------------------
                                                  James S. Williams
                                                  Chairman of the Board