Form 10-Q
period 1995-12-31
EVERGREEN RESOURCES INC
filed 1996-02-12
CIK 353943

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC   20549
                      ----------------------------------


                                  FORM 10-Q
                               Quarterly Report



                    Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934


                   FOR THE QUARTER ENDED DECEMBER 31, 1995
                        Commission File Number 0-10077



                          EVERGREEN RESOURCES, INC.
        (Exact Name of Registrant as Specified in its Charter)


         COLORADO                                     84-0834147
  (State or Other Jurisdiction              (I.R.S. Employer Identification
of Incorporation or Organization)                        Number)


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

               X  Yes                No
              ---              ----

Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest date.

               CLASS                       OUTSTANDING AT FEBRUARY 14, 1996
     Common Stock, No Par Value                          5,674,098

                          EVERGREEN RESOURCES,  INC.
                                     INDEX


                                                                        Page
                                                                       Number
                                                                       ------
   PART I.   FINANCIAL INFORMATION


     Consolidated Balance Sheets as of December 31, 1995
       and March 31, 1995..........................................       3

     Consolidated Statements of Operations for the Nine and Three
       Months Ended December 31, 1995 and December 31, 1994........     4 - 5

     Consolidated Statements of Cash Flows for the Nine Months
       Ended December 31, 1995 and December 31, 1994...............       6

     Notes to Consolidated Financial Statements....................       7

     Management's Discussion and Analysis of Financial
       Condition and Results of Operations.......................       8 - 11


   PART II.  OTHER INFORMATION...................................         12

                       EVERGREEN RESOURCES, INC.
                      CONSOLIDATED BALANCE SHEETS
                            (UNAUDITED)

     ASSETS                                              DEC. 31, 1995    MARCH 31 1995
     ------                                              -------------    -------------
CURRENT:
     Cash and cash equivalents                           $  3,646,492      $  2,038,157
     Accounts receivable:
          Oil and gas sales, net of allowance                 205,268           297,602
          Joint interest billings and other                   947,434           945,557
     Other current assets                                      31,016            76,341
                                                         ------------      ------------
               TOTAL CURRENT ASSETS                         4,830,210         3,357,657
                                                         ------------      ------------

PROPERTY AND EQUIPMENT:
     Proved oil and gas properties, based on
      full-cost accounting                                 35,073,410        33,442,534
     Unevaluated properties not subject to amortization     8,441,670         8,136,519
     Gas gathering equipment                                4,156,788         3,417,086
     Support equipment                                        701,762           676,051
     Less accumulated depreciation, depletion
      and amortization                                    (11,505,704)      (11,140,276)
                                                         ------------      ------------
               NET PROPERTY AND EQUIPMENT                  36,867,926        34,531,914
                                                         ------------      ------------

RESTRICTED CASH                                               894,755           593,024
OTHER ASSETS                                                  755,740           657,573
                                                         ------------      ------------
                                                         $ 43,348,631      $ 39,140,168
                                                         ------------      ------------
                                                         ------------      ------------
     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                    $  1,279,685      $    843,852
     Accrued expenses and other                               168,955            89,646
     Royalties and production taxes payable                   451,814           567,656
                                                         ------------      ------------
               TOTAL CURRENT LIABILITIES                    1,900,454         1,501,154

PRODUCTION TAX ESCROW                                         894,755           593,024
LONG TERM LIABILITIES                                       1,652,916         1,094,128
                                                         ------------      ------------
               TOTAL LIABILITIES                            4,448,125         3,188,306
                                                         ------------      ------------

REDEEMABLE PREFERRED STOCK                                  7,500,000         3,750,000
                                                         ------------      ------------

COMMON STOCKHOLDERS' EQUITY:
     Common stock, shares issued and outstanding,
          5,674,098 and 5,672,159                              56,741            56,721
     Additional paid-in capital                            41,389,669        41,419,179
     Accumulated deficit                                   (9,744,086)       (9,266,898)
     Foreign currency translation adjustment                 (301,818)           (7,140)
                                                         ------------      ------------
               TOTAL STOCKHOLDERS' EQUITY                  31,400,506        32,201,862
                                                         ------------      ------------
                                                         $ 43,348,631      $ 39,140,168
                                                         ------------      ------------
                                                         ------------      ------------

See accompanying notes to consolidated financial statements

                            EVERGREEN RESOURCES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                 NINE MONTHS ENDED DECEMBER 31
                                                 -----------------------------
                                                      1995            1994
                                                      ----            ----

REVENUE:
     Oil and gas production                       $  908,419      $1,533,847
     Oil and gas services                            573,208         642,890
     Interest and dividend income                    143,021          75,768
     Other income                                    548,182         416,067
                                                  ----------      ----------

          TOTAL REVENUES                           2,172,830       2,668,572
                                                  ----------      ----------

COSTS AND EXPENSES:
     Cost of production and operations               701,359         945,363
     Cost of oil and gas services                    544,552         628,572
     Depreciation, depletion and amortization        417,903         474,660
     General and administrative expenses             604,844         623,503
     Interest expense                                 34,619          20,507
     Other expense                                    (7,879)        349,745
                                                  ----------      ----------

          TOTAL COSTS AND EXPENSES                 2,295,398       3,042,350
                                                  ----------      ----------

NET LOSS                                            (122,568)       (373,778)

PREFERRED STOCK DIVIDENDS                            354,620          19,167
                                                  ----------      ----------

NET LOSS ATTRIBUTABLE TO COMMON STOCK             $ (477,188)     $ (392,945)
                                                  ----------      ----------
                                                  ----------      ----------


NET LOSS PER SHARE OF COMMON STOCK                $     (.08)     $    (0.07)


WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                               5,674,098       5,373,673



See accompanying notes to consolidated financial statements.

                          EVERGREEN RESOURCES, INC.

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)

                                                  THREE MONTHS ENDED DECEMBER 31
                                                  ------------------------------
                                                          1995        1994
                                                          ----        ----
REVENUE:
     Oil and gas production                            $ 383,908    $341,604
     Oil and gas services                                202,755     237,609
     Interest income                                      76,152      20,282
     Other income                                         12,756     361,248
                                                       ---------    --------
          TOTAL REVENUES                                 675,571     960,743
                                                       ---------    --------
COSTS AND EXPENSES:
     Cost of production and operations                   195,197     289,615
     Cost of oil and gas services                        168,626     195,191
     Depreciation, depletion and amortization             95,701     131,853
     General and administrative expenses                 206,395     144,741
     Interest expense                                     15,661      15,103
     Other expense                                           100     221,529
                                                       ---------    --------
          TOTAL COSTS AND EXPENSES                       681,680     998,032
                                                       ---------    --------
NET LOSS                                               $  (6,109)   $(37,289)


PREFERRED STOCK DIVIDENDS                                150,000      19,167
                                                       ---------    --------
NET LOSS ATTRIBUTABLE
      TO COMMON STOCK                                  $(156,109)   $(56,456)
                                                       ---------    --------
                                                       ---------    --------

NET LOSS PER SHARE OF COMMON STOCK                     $    (.03)   $  (0.01)


WEIGHTED AVERAGE NUMBER OF COMMON
     SHARES OUTSTANDING                                5,674,098   5,608,144



See accompanying notes to consolidated financial statements.

                       EVERGREEN RESOURCES, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED)

                                                          NINE MONTHS ENDED DECEMBER 31
                                                          -----------------------------
                                                              1995             1994
                                                              ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                               $  (122,568)      $ (373,778)
     Adjustments to reconcile net loss to
      cash provided by operating activities:
       Depreciation, depletion and amortization               417,903          474,604
       Loss on sale of marketable securities                       --          113,074
       Gain on sale of subsidiary and Other                  (525,287)         245,883
       Changes in operating assets and liabilities:
         Increase (decrease) in accounts receivable           222,164          584,157
         Increase in other current assets                     (88,603)          57,805
         Increase in accounts payable                         438,649          486,631
         Increase (decrease) in accrued expenses               82,116          (88,390)
                                                          -----------      -----------
      NET CASH PROVIDED BY OPERATING ACTIVITIES               424,374        1,499,986
                                                          -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Sale of marketable securities                                   --        2,014,708
   Exploration and development and gas gathering costs     (2,734,385)      (5,708,286)
   Proceeds from the sale of subsidiary                       580,000               --
   Proceeds from sale of oil and gas assets                   122,180        1,194,039
   Restricted cash                                           (301,731)         (65,211)
   Change in production tax escrow                            301,731           65,211
   Decrease (increase) in other assets                         11,951          329,215
                                                          -----------      -----------

      NET CASH USED BY INVESTING ACTIVITIES                (2,020,254)      (2,170,324)
                                                          -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from sale of preferred stock                    3,750,000        3,750,000
   Proceeds from sale of common stock                              --           77,835
   Preferred stock offering costs                             (29,334)         (64,240)
   Debt issue costs                                           (23,546)              --
   Principal payments on capital lease obligations            (41,369)              --
   Payment of preferred stock dividends                      (354,620)         (19,167)
   Increase in cash held from operating oil
    and gas properties                                       (115,842)         171,116
                                                          -----------      -----------

      NET CASH PROVIDED BY FINANCING ACTIVITIES             3,185,289        3,915,544
                                                          -----------      -----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                        18,926           83,971
                                                          -----------      -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                   1,608,335        3,329,177

CASH AND CASH EQUIVALENTS AT THE
BEGINNING OF THE PERIOD                                     2,038,157          930,273
                                                          -----------      -----------
CASH AND CASH EQUIVALENTS AT THE
END OF THE PERIOD                                         $ 3,646,492      $ 4,259,450
                                                          -----------      -----------
                                                          -----------      -----------

See accompanying notes to consolidated financial statements.

                          EVERGREEN RESOURCES, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           AS OF DECEMBER 31, 1995


1. In the opinion of Management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Company's financial position as of December 31, 1995 and the results of its operations and changes in financial position for the three months and nine months then ended. All such adjustments are of a normal recurring nature.

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

In August 1993 Evergreen formed a joint venture with PBI Fuels LP ("PBI"). PBI will participate with a 25-50% working interest in development of the Project. Evergreen has retained the remaining 50-75% working interest and serves as Operator.

Since early 1994 Evergreen has drilled and completed twenty-two coalbed methane gas wells in the Vermejo coals at depths of 1,000 to 2,100 feet. Evergreen has a 50%-75% interest in these wells, twenty-one of which are in production - one to be placed in production when gathering facilities are available.

Combined gross production from these wells is presently approximately 4.2 million cubic feet per day.

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

In early October 1995 drilling commenced on eight new wells. Five wells were drilled and completed in the Vermejo coal intervals at depths ranging from 1,420 to 1,660 feet. Evergreen has a 75% working interest in four of these wells and 50% in the fifth well. Evergreen has a 50% working interest in three additional wells drilled to the Raton coal intervals at depths of approximately 700 feet and now being tested. All of these wells are located within the Spanish Peaks Unit in close proximity to Evergreen's producing wells and present gas gathering facilities.

Evergreen plans continual development of the Raton Basin acreage, including new drilling and expansion of gathering and compression systems.

Drilling will commence February 18, 1996 on ten new Vermejo wells.

UNITED KINGDOM - LICENSES

Under a new onshore licensing regime, to be implemented in the next few months by the UK Department of Trade and Industry, Evergreen may convert its existing onshore Exploration Licenses to new onshore licenses, called Petroleum Exploration and Development Licenses.

The new licenses would provide a 30 year term with a future relinquishment of up to 50% of the acreage subject to development plans.

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

LIQUIDITY AND CAPITAL RESOURCES

Evergreen currently has a $7.5 million revolving line of credit with Hibernia National Bank of New Orleans with interest at the Bank's prime rate. Advances pursuant to this line of credit are limited to the borrowing base, presently $5.2 million. There are no restrictions associated with advances under the line. An annual fee of one half of one percent is paid quarterly for any unused portion of the credit line. The borrowing base is redetermined semi-annually by the bank based upon reserve evaluations of the Company's oil and gas properties.

Cash and funds available from the line-of-credit will be more than sufficient to meet the Company's capital requirements for the remainder of the current fiscal year, estimated to be $2 million. Capital requirements for the new fiscal year beginning April 1, 1996, are estimated to be $5-6 million and are principally related to Raton Basin development. The Company is reviewing various financing options.

Leases expiring in 1995 and 1996 are not material and do not require significant drilling expenditures. The Company's properties outside of the Raton Basin are held by production, and thus there is no requirement to drill and expend capital.

Cash flows provided by operating activities were approximately $424,000 for the nine months ended December 31, 1995. The cash provided by operating activities was due to depreciation, depletion and amortization of $418,000, a decrease in accounts receivable of $222,000 and an increase in accounts payable of $439,000. These items were partially offset by a net loss of $123,000 for the nine months ended December 31, 1995 and a gain on the sale of ANGI, Ltd. of $525,000.

Cash flows used by investing activities were $2,020,000 for the nine months ended December 31, 1995, which consisted primarily of $2,734,000 in exploration and development costs and gathering costs. The exploration, development and gas gathering costs were partially offset by proceeds from the sale of ANGI, Ltd. of $580,000.

Cash flows provided by financing activities were $3,185,000 during the nine months ended December 31, 1995. The preferred stock issuance of $3,750,000 was partially offset by preferred stock dividends of $355,000.

Under the terms of certain gas gathering and tie-in agreements, EOC is committed to meeting certain minimum volume levels during the term of the agreements. Through December 31, 1995, volume levels have been below the required minimums and EOC has accrued approximately $1,456,000 for this shortfall, which is included with long-term liabilities. Such amount is refundable if future volumes exceed the minimums and EOC is currently having discussions with the owner of the system concerning obtaining additional volumes or other possible alternatives.

RESULTS OF OPERATIONS - NINE MONTHS ENDED DECEMBER 31, 1995

The Company reported a net loss of $477,200 (after preferred stock dividends of $354,600) or $.08 per common share for the nine months ended December 31, 1995, compared to a net loss of $373,800 or $.07 per share (after preferred stock dividends of $19,200) for the same period in 1994.

For the three months ended December 31, 1995, the Company reported a net loss of $156,100 (after preferred stock dividends of $150,000) or $.03 per common share compared to a net loss of $56,500 or $.01 per share (after preferred stock dividends of $19,200) for the same period in 1994.

Sharply lower gas prices, disposition of the majority of Evergreen's oil production and payment of preferred stock dividends more than offset a gain recorded on an asset sale in the current year.

Oil and gas revenues were $908,400 during the nine months ended December 31, 1995 compared to $1,533,800 for the nine months ended December 31, 1994.

During the three months ended December 31, 1995, oil and gas revenues were $383,900 versus $341,600 in the prior year.

Gas revenues during the first nine months of the current year were $292,000 lower than the prior year due to sharply lower gas prices.

Oil revenues during the first nine months of the current year were $333,000 lower than prior year levels due to property dispositions.

                                  9 MONTHS                 3 MONTHS
                           ----------------------    --------------------
                              1995         1994        1995        1994

  GAS
    Revenues               $783,322    $1,075,818    $327,368    $235,701
    Production (Mcf)        638,619       597,916     224,125     132,905
    Avg. Price per Mcf        $1.22         $1.80       $1.46       $1.77

  OIL
    Revenues               $125,130      $458,029     $56,285    $105,903
    Production (Barrels)      7,316        28,611       2,853       6,837
    Avg. Price per barrel    $17.10        $16.01      $19.73      $15.49


Oil and gas production costs and taxes for the nine months ended December 31, 1995, were $701,400 compared to $945,400 for the nine months ended December 31, 1994, a decrease of $244,000 or 26%. The decrease was primarily due to property sales in fiscal 1995. The decrease in oil and gas production costs were partially offset by higher operating costs associated with new wells in the Raton Basin.

Oil and gas service revenues and cost of oil and gas services are attributable to the Company's wholly owned subsidiary Evergreen Operating Corporation (EOC), which is primarily responsible for drilling, evaluation and production activities associated with various properties and for negotiating the sales of oil and gas production from the properties. As of February 14,

1995, EOC was serving as Operator for approximately 150 producing wells owned by the Company and also by other unaffiliated third parties.

During the nine months ended December 31, 1995, oil and gas service revenues were $573,200, versus $642,900 for the nine months ended December 31, 1994, a decrease of 10%. The decrease is primarily due to the reduction of special services provided and billed to outside parties. Costs of oil and gas services during the nine months ended December 31, 1995 were $544,500 vs. $628,600 for the prior year, a decrease of $84,100 or 13% due to reduced personnel and related salaries.

General and administrative expenses for the nine months ended December 31, 1995 were $604,800 versus $623,500 for the nine months ended December 31, 1994, a 4% overhead reduction.

The Company reported $548,200 of other income during the nine months ended December 31, 1995, $525,000 of which resulted from the sale of Evergreen's interest in ANGI Limited.

Depreciation, depletion and amortization expenses for the nine months ended December 31, 1995 decreased 12% from the prior year.

Interest and dividend income for the nine months ended December 31, 1995 was $143,000 as compared to $75,700 in 1994.

Other (income) expense for the nine months ended December 31, 1994 was ($8,000) as compared to $350,000 in 1994, a decrease of $358,000. The
Company recorded a non-recurring loss of $122,100 during the nine months ended December 31, 1994, in connection with the sale of bank preferred stocks, and wrote off $221,000 in connection with a non-oil and gas asset.

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

Not applicable.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           EVERGREEN RESOURCES, INC.
                                                  (Registrant)




DATE:  February 14, 1996               By:  /s/ JAMES S. WILLIAMS
                                           ------------------------------
                                                James S. Williams
                                                Chairman of the Board