Form 10-K405
period 1996-03-31
EVERGREEN RESOURCES INC
filed 1996-06-28
CIK 353943

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                          For Year Ended March 31, 1996
                                       or


/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the Transition Period From            to
                                            ----------    ----------
                         COMMISSION FILE NUMBER 0-10077

                            EVERGREEN RESOURCES, INC.
             (Exact name of registrant as specified in its charter)

          COLORADO                                   84-0834147
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                     Identification No.)

   1000 WRITER SQUARE
  1512 LARIMER STREET
 DENVER, COLORADO                                         80202
(Address of principal executive offices)                (Zip Code)

                                 (303) 534-0400
              (Registrant's telephone number, including area code)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                     (None)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                      COMMON STOCK, NO PAR VALUE PER SHARE
                                 Title of Class

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. /X/  Yes    / / No

     Indicate by check mark if there are no delinquent filers to disclose herein pursuant to Item 405 of Regulation S-K, and there will not be any delinquent filers to disclose, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

     As of June 24, 1996, the Registrant had 5,899,736 common shares outstanding, and the aggregate market value of the common shares held by non-affiliates was approximately $18,600,000, based upon the closing price of $6.00 per share for the common stock on June 24, 1996 reported by NASDAQ.

DOCUMENTS INCORPORATED BY REFERENCE: DEFINITIVE PROXY MATERIALS FOR 1996 ANNUAL MEETING OF STOCKHOLDERS - PART III, ITEMS 10,11,12, AND 13.


- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

TABLE OF CONTENTS

                                   PART I                                PAGE
                                   ------                                ----

     Item 1.    Business . . . . . . . . . . . . . . . . . . . . . . .    3
     Item 2.    Properties . . . . . . . . . . . . . . . . . . . . . .    5
     Item 3.    Legal Proceedings. . . . . . . . . . . . . . . . . . .   10
     Item 4.    Submission of Matters to a Vote of
                Security Holders . . . . . . . . . . . . . . . . . . .   10



                                 PART II
                                 -------

     Item 5.    Market for Registrant's Common Equity
                and Related Stockholder Matters. . . . . . . . . . . .   10
     Item 6.    Selected Financial Data. . . . . . . . . . . . . . . .   11
     Item 7.    Management's Discussion and Analysis of
                Financial Condition and Results
                of Operations. . . . . . . . . . . . . . . . . . . . .   11
     Item 8.    Financial Statements and Supplementary Data. . . . . .   15
     Item 9.    Changes in and Disagreements with Accountants
                on Accounting and Financial Disclosure . . . . . . . .   15

                                PART III
                                --------

     Item 10.   Directors and Executive Officers of the
                Registrant . . . . . . . . . . . . . . . . . . . . . .   15
     Item 11.   Executive Compensation . . . . . . . . . . . . . . . .   15
     Item 12.   Security Ownership of Certain Beneficial
                Owners and Management. . . . . . . . . . . . . . . . .   15
     Item 13.   Certain Relationships and Related Transactions . . . .   15


                                PART IV
                                -------

     Item 14.   Exhibits, Consolidated Financial Statement Schedules
                and Reports on Form 8-K. . . . . . . . . . . . . . . .   15
                Signatures . . . . . . . . . . . . . . . . . . . . . .   16

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

     Evergreen Operating Corporation, a wholly owned subsidiary, presently is designated Operator for 150 oil and gas wells for Evergreen and also for other owners.

     Evergreen Resources (UK) Ltd., a wholly owned subsidiary, holds extensive exploration licenses onshore in the United Kingdom.

     The authorized capitalization of the Company is 50,000,000 shares of no par value common stock of which 5,899,736 shares were issued and outstanding at June 25, 1996. Evergreen has an authorized capital of 25,000,000 shares of $1.00 par value Preferred Stock, 7,500,000 of which were issued and outstanding at June 25, 1996.

     Virtually 100% of the Company's proved reserves, oil and gas production and revenues are attributable to natural gas.

FOCUS

     The Company intends to dedicate the majority of its resources for the foreseeable future on development of Evergreen's coalbed methane project in the Raton Basin of Colorado.

     At March 31, 1996, the Raton Basin represented 93% of the Company's total proved reserves on both a unit and value basis.

     As of mid-June 1996, the Raton Basin represented approximately 90% of Evergreen's net daily production of natural gas.

     Since December 1991, Evergreen has acquired oil and gas leases covering over 120,000 gross acres in the Raton Basin, Las Animas County in Southeastern Colorado. This acreage position will support over 500 wells on 160 acre spacing. Independent engineering estimates indicate reserve potential of approximately 1.5 - 2.0 billion cubic feet of gas per well.

     Over the last 18 months, 31 wells have been drilled and placed on production. Combined daily gross production from these wells now exceeds 8.3 million cubic feet per day, approximately 4.8 million cubic feet per day net to Evergreen.

     Finding costs and lifting costs to date demonstrate that the Project is worthy of full scale development.

     Recent higher gas volumes have permitted access to new gas markets, resulting in significantly improved gas prices than were obtained in Summer 1995.

OTHER ACTIVITIES

     The Company continues to hold discussions with various funding sources, including potential Industry Partners, for the purpose of resuming evaluation and development of Evergreen's substantial onshore UK licenses.

     The Company continually reviews opportunities for the acquisition of oil and gas properties, particularly in areas in which Evergreen presently operates properties or has developed technical and operational expertise.

     The Company also continually reviews opportunities for exposure to substantial reserves through participation in domestic and international exploration projects at prudent levels of risk and capital expenditure for a Company of Evergreen's size.

CUSTOMERS AND MARKETS

     Substantially all of the Company's oil and gas production is sold at the well site as it is produced. The principal markets for oil and gas are refineries, gas marketing and transmission companies which have facilities near the Company's producing properties.

     Evergreen's business is not seasonal in nature, except to the extent that weather conditions at certain times of the year may affect Evergreen's access to its oil and gas properties and its ability to drill oil and gas wells. The impact of inflation on the Company's activities is minimal.

     Evergreen had three major customers for the sale of oil and gas as of March 31, 1996, who purchased approximately 41% (Conoco), 26% (Coastal Gas Marketing) and 11% (Eighty-Eight Oil) of the Company's oil and gas production respectively. The loss of these customers would not have a material adverse effect on Evergreen's business.

COMPETITION

     The Company competes with numerous other companies and individuals, including many that have significantly greater resources, in virtually all facets of its business. Such competitors may be able to pay more for desirable leases and to evaluate, bid for and purchase a greater number of properties than the financial or personnel resources of the Company permit. The ability of the Company to increase reserves in the future will be dependent on its ability to select and acquire suitable producing properties and prospects for future exploration and development. The availability of a market for oil and natural gas production depends upon numerous factors beyond the control of producers, including but not limited to the availability of other domestic or imported production, the locations and capacity of pipelines, and the effect of federal and state regulation on such production. Domestic oil and natural gas must compete with imported oil and natural gas, coal, atomic energy, hydroelectric power and other forms of energy. The Company does not hold a significant competitive position in the oil and gas industry.

EMPLOYEES

     At June 25, 1996, the Company had 25 employees.

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

     Federal, state and local authorities regulate various aspects of oil and gas drilling and production activities, including the drilling of wells (through permit and bonding requirements), the spacing of wells, the unitization or pooling of oil and gas properties, environmental matters, safety standards, the sharing of markets, production limitations, plugging and abandonment, and restoration.

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

CERTAIN RISKS

     In order for Evergreen to develop the Raton Basin project, the Company must make significant capital expenditures. There can be no assurance additional capital will be available to the Company, or that capital, if any, will be available on satisfactory terms.

     Oil and natural gas prices are likely to continue to be volatile. Prices are affected by, among other things, market supply and demand factors, market uncertainty, and actions of the United States and foreign governments and international cartels. These factors are beyond the control of the Company. To the extent that oil and gas prices decline, the Company's revenues, cash flows, earnings and operations would be adversely impacted. The Company is unable to accurately predict future oil and natural gas prices.

     The oil and gas business involves a variety of operating risks, including the risk of fire, explosions and blow-outs, as well as risks associated with production, marketing and general economic conditions. The Company maintains insurance against some, but not all, of these risks, any of which could result in substantial losses to the Company. There can be no assurance that insurance will be adequate to cover losses or exposure to liability or whether insurance will continue to be available at premium levels that justify its purchase.

     The Company's largest source of operating income is from sales of its natural gas production. Therefore, the levels of the Company's revenues and earnings are affected by prices at which natural gas is being sold. As a result, the Company's operating results for any prior period are not necessarily indicative of future operating results because of the fluctuations in gas prices and the lack of predictability of those fluctuations as well as changes in production levels.

     There are numerous uncertainties inherent in estimating natural gas and oil reserves and their estimated values, including many factors beyond the control of the producer. Reservoir engineering is a subjective process of estimating underground accumulations of natural gas and oil that cannot be measured in an exact manner. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Estimates of reserves are subject to revision based upon actual production, results of future development and exploration activities, prevailing gas and oil prices, operating costs and other factors, which revisions may be material. Accordingly, reserve estimates are often different from the quantities of natural gas and oil that are ultimately recovered. The Company's reserve values remain sensitive to gas prices in the current environment of fluctuating commodities prices.

     In general, the volume of production from gas and oil properties owned by the Company declines as reserves are depleted. Except to the extent the Company acquires additional properties containing proved reserves or conducts successful exploration and development activities, or both, the proved reserves of the Company will decline as reserves are produced. Volumes generated from future activities of the Company are therefore highly dependent upon the level of success in acquiring or finding additional reserves and the costs incurred in doing so.

ITEM 2.   PROPERTIES

PROPERTY CONSOLIDATION

     In August 1994, Management decided to focus the Company's domestic efforts and resources on development of the Raton Basin of Colorado. The number of states in which Evergreen owns or operates oil and gas properties has now been reduced from twelve to two states, with no material impact on the Company's reserves or financial condition.

OPERATIONS

     The Company's wholly owned subsidiary, Evergreen Operating Corporation
(EOC), is primarily responsible for drilling, evaluation and production activities associated with various properties and for negotiating the sales of oil and gas production from the properties. As of March 31, 1996, EOC was serving as operator for approximately 150 producing wells owned by the Company and also by other affiliated and unaffiliated third parties.

     The Company believes that, as operator, it is in a better position to control costs, safety, and timeliness of work as well as other critical factors affecting the economics of a well or a property, including maintaining good community relations.

     EOC presently operates wells which represent virtually 100% of Evergreen's proved reserves.

OIL AND GAS RESERVES

     The table below sets forth the Company's quantities of proved reserves, as estimated by independent petroleum engineers, all of which were located in the continental U.S., and the present value of estimated future net revenues from these reserves on a non-escalated basis discounted by 10 percent per year as of the end of each of the last three fiscal years. There has been no major discovery or other favorable or adverse event that is believed to have caused a significant change in estimated proved reserves subsequent to March 31, 1996.


                                           1996        1995       1994
                                           ----        ----       ----

Estimated Proved Gas Reserves (Mcf)     80,926,100  57,882,080  51,588,125

Estimated Proved Oil Reserves (Bbls)         4,842     842,868   1,643,073

Present Value of Future Net Revenues
(before future income tax expense)     $30,163,420 $23,312,330 $32,443,800

     Reference should be made to Supplemental Oil and Gas Information on pages F-18 - 25 of this report for additional information pertaining to the Company's proved oil and gas reserves. During fiscal 1996 the Company did not file any reports that include estimates of total proved net oil or gas reserves with any federal agency other than the Securities and Exchange Commission.

PRODUCTION

     The following table sets forth the Company's net oil and gas production for the last three fiscal years.



                                                 YEAR ENDED MARCH 31
                                          --------------------------------
                                           1996        1995         1994

Natural Gas (Mcf)                         941,200     782,000      637,900
Crude Oil & Condensate (Bbls)               9,700      36,600       57,500

- ------------------------------------
     "Bbls" means barrels
     "Mcf" means one thousand cubic feet

AVERAGE SALES PRICES AND PRODUCTION COSTS

     The following table sets forth the average gross sales price and the average production cost per unit of oil and of gas produced, including production taxes, for the last three fiscal years. For purposes of calculating production cost per equivalent Mcf, barrels of oil have been converted at a BTU equivalent ratio of six Mcf of gas for each barrel of oil:

                                                    YEAR ENDED MARCH 31
                                                -----------------------------
                                                1996        1995        1994
Average Sales Price
     Gas (per Mcf)                              $1.28       $1.70       $2.15
     Oil (per Bbl)                              18.40       15.96       14.50

Average Production Cost                        $ 0.77      $ 1.10      $ 1.21
Per Equivalent Mcf

PRODUCING WELLS AND DEVELOPED ACREAGE

     The following table sets forth, as of June 25, 1996, the approximate number of gross and net producing oil and gas wells and their related developed acres owned by the Company. Productive wells are producing wells and wells capable of production, including shut-in wells. Developed acreage consists of acres spaced or assignable to productive wells.

     "Gross" refers to the total acres or wells in which the Company has a working interest, and "Net" refers to gross acres or wells multiplied by the percentage of working interest owned by the Company.

             PRODUCING WELLS             DEVELOPED ACRES
             ---------------            ---------------
           OIL             GAS          GROSS        NET
     -------------   ------------       -----        ---
     GROSS     NET   GROSS    NET

       1      .58      50    30.65      22,917      13,109

UNDEVELOPED ACREAGE

     At June 25, 1996, Evergreen held undeveloped acreage as set forth below:

                                        UNDEVELOPED ACRES
                                    ------------------------
     LOCATION                       GROSS               NET
     --------                       -----               ---
     Colorado                      121,925             73,537
     New Mexico                        640                324
                                   -------             ------
     TOTAL                         122,565             73,861
     United Kingdom                630,480            630,480

     The following table sets forth the expiration dates of the gross and net acres subject to Colorado leases summarized in the table of undeveloped acreage.

                                                        Acres Expiring
                                                   -------------------------
Twelve Months Ending:                                  GROSS        NET
                                                       -----        ---
     March 31, 1997. . . . . . . . . . . . . . . .     12,356      7,165
     March 31, 1998. . . . . . . . . . . . . . . .     18,405     12,584
     March 31, 1999. . . . . . . . . . . . . . . .     15,124      7,212
     March 31, 2000 and later. . . . . . . . . . .      4,316      2,262

DRILLING ACTIVITIES

     The Company's drilling activities for the years ended March 31, 1996, 1995, and 1994 are set forth below:

                                       1996            1995            1994
                                  -------------    ------------    ------------
                                  GROSS     NET    GROSS    NET    GROSS    NET
Exploratory Wells:
    Productive . . . . . . . . .     0     0.00      0      0.00     4      2.00
    Dry. . . . . . . . . . . . .     0     0.00      0      0.00     0      0.00
                                  ----    -----    ---     -----    --     -----
                                     0     0.00      0      0.00     4      2.00
Development Wells:
    Productive . . . . . . . . .    22    15.75      6      3.00     6      2.25
    Dry. . . . . . . . . . . . .     0     0.00      0      0.00     0      0.00
                                  ----    -----    ---     -----    --     -----
                                    22    15.75      6      3.00     6      2.25

PRINCIPAL PROPERTIES
     The following are brief descriptions of Evergreen's principal properties:

RATON BASIN
     Since December 1991, Evergreen has acquired oil and gas leases covering over 120,000 gross acres in the Raton Basin, Las Animas County in Southeastern Colorado. This acreage position will support over 500 wells on 160 acre spacing. Independent engineering estimates indicate reserve potential of approximately 1.5 -2.0 billion cubic feet of gas per well.

     In August 1993 Evergreen formed a joint venture with PBI Fuels LP ("PBI"). PBI has the right to participate with a 25 - 50% working interest in development of the Project. Evergreen has retained the remaining 50 - 75% working interest and serves as Operator.

     Since early 1994 Evergreen has drilled and completed thirty-two coalbed methane gas wells in the Vermejo coals at depths of 1,000 to 2,100 feet. Evergreen has a 50%-100% interest in these wells, thirty-one of which are in production - one to be placed in production when gathering facilities are available.

     Gas sales began in January 1995 and have improved as new wells have been drilled to a present level of 8.3 million cubic feet per day gross, or approximately 4.8 million cubic feet per day net to Evergreen.

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

     Evergreen's remaining Unit commitment is to drill and evaluate two new unit obligation wells by December 31, 1997.

     Evergreen plans continual development of the Raton Basin acreage, including drilling of ten new wells in July 1996, and expansion of gathering and compression systems in Fall 1996.

SAN JUAN BASIN
     Effective June 1, 1996, Evergreen sold, pending a favorable IRS ruling, its working interests in six producing wells in the San Juan Basin, Rio Arriba County, New Mexico. The wells qualify for the Section 29 tax credit.

     The working interests were sold to a limited partnership owned and controlled by Banque Paribas.

     Evergreen will receive $53,000 cash and a volumetric production payment under which Evergreen will receive 99% of the cash flow from the wells until approximately 1.1 billion cubic feet of gas have been produced and sold net to the well interests. At present production levels, the production payment will end in 4 - 5 years.

     In addition to the production payment, Evergreen will receive monthly payments based on production from the wells through 2002.

     Evergreen has the option to repurchase the interests at any time between December 31, 2002, and January 1, 2008, and will automatically revert to 75% ownership in the interests if and when approximately 1.8 BCF have been produced net to the wells.

     If no favorable IRS ruling is obtained by November 30, 1996, the transaction is subject to cancellation at the option of the purchaser.

     Evergreen owns varying interests in sixteen additional wells in the San Juan Basin, the majority of which are shut-in at present because of low production volumes and gas prices.

UNITED KINGDOM
     In 1991 and 1992 the Company's wholly owned subsidiary, Evergreen Resources (U.K.) Ltd.("ERUK"), was awarded seven onshore U.K. hydrocarbon Exploration Licenses for the development of coalbed methane gas and conventional hydrocarbons (the "Licenses").

     The Licenses provide ERUK with the largest onshore acreage position in the U.K., and cover substantially all of six distinct onshore U.K. basins. Over 400,000 acres are considered prospective specifically for coalbed methane.

     Selection of the Licensed areas was made after evaluating extensive geological, petrophysical and measured methane gas content data bases. The majority of the original data base was acquired through technology sharing agreements with British Coal Corporation, who shared all relevant available data on the six basins and granted ownership of this data to ERUK. ERUK has augmented this data with proprietary seismic and coalbed methane well data and also geologic data from the British Geologic Survey, and other sources.

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

     Under a new onshore Licensing regime implemented by the UK Department of Trade and Industry (DTI), Evergreen will convert its existing onshore Exploration Licenses to new onshore Licenses, called Petroleum Exploration and Development Licenses.

     These new Licenses will provide up to a 30 year term with periodic relinquishment, approximately every 5 years, of up to 50% of the acreage subject to future development plans.

     Work commitments on the existing Licenses have been fulfilled through 1997 as a result of Evergreen's prior UK activity. There are no royalties or burdens encumbering the Licenses.

     ERUK believes that a major resource is in place within the License areas. Further evaluation will be required to determine the economic viability of extracting this resource - License by License - since success or lack of success on one License may not be translated to similar results on other Licenses or separate geologic basins.

     Over 500 drilling locations are feasible on the Licenses. Over 50 of these locations have been permitted by ERUK, representing the largest inventory of onshore UK coalbed methane locations available.

     The UK market for the purchase and sale of natural gas became fully deregulated in April 1996. The impact of deregulation to date has been a sharp decline in short term or "spot" gas prices.

     Evergreen continues to believe that higher prices justifying onshore coalbed methane development are available by supplying local end users directly under long term contracts.

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


                                     PART II

       ITEM 5. MARKET FOR EVERGREEN'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

PRINCIPAL MARKET OR MARKETS

     The Company's common stock is traded on the NASDAQ National Market System under the symbol "EVER". The range of high and low prices for each quarterly period during the two most recent fiscal years ended March 31, 1996, as reported by NASDAQ is as follows :


                                      HIGH            LOW
                                      ----            ---
Fiscal 1995
    First Quarter                     $8.75          $6.50
    Second Quarter                     8.25           6.50
    Third Quarter                      8.25           5.25
    Fourth Quarter                     6.00           4.00
Fiscal 1996
    First Quarter                     $5.75          $4.25
    Second Quarter                     5.50           4.00
    Third Quarter                      5.37           3.50
    Fourth Quarter                     6.16           5.00

On June 24, 1996, the closing price for the common stock as reported by the NASDAQ National Market System was $6.00 per share.

APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK

     The number of holders of record of Evergreen's no par value common stock at June 25, 1996, was approximately 4,000.

DIVIDENDS

     Holders of common stock are entitled to receive such dividends as may be declared by Evergreen's Board of Directors. The Company has not paid any cash dividends since its inception. The Company anticipates that future earnings will be retained for the development of its business and that no cash dividends will be declared in the foreseeable future.

PREFERRED STOCK

     On December 8, 1994, the Company received $3.75 million through the private placement, with Institutional Investors, of 3,750,000 shares of ten year term 8% Convertible Preferred Stock, $1.00 par value ("the Preferred"). The Company received an additional $3.75 million on July 26, 1995 by issuing an additional 3,750,000 shares. All proceeds have been used for development of the Company's oil and gas leases in the Raton Basin of Colorado.

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

     Evergreen has issued warrants which will be triggered and will become exerciseable for 10 years at $8.34 per share if Evergreen exercises all or part of its call option (up to 899,281 warrants).

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


                                                              YEAR ENDED MARCH 31
                                    ------------------------------------------------------------
                                        1996        1995       1994          1993       1992
                                             (in $ thousands except per share amounts)
Revenues                              $ 2,935     $ 3,351     $ 4,342     $ 4,947     $ 3,646
Net Income (Loss)                        (607)       (705)         44         726        (272)
    Per common share                    (0.10)      (0.13)       0.01        0.15        (.08)
Total Assets                           44,172      39,140      32,880      31,125      30,690
Long Term Bank Debt                        --          --          --          --          --
Other Long-term Obligations             1,823       1,094          --          --          --
Redeemable Preferred Stock              7,500       3,750          --          --          --
Stockholders' Equity                   31,589      32,202      30,413      30,026      29,145

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     Evergreen currently has a $7.5 million revolving line of credit with Hibernia National Bank of New Orleans with interest at the Bank's prime rate. Advances pursuant to this line of credit are limited to the borrowing base, which has recently been increased to $7.5 million. There are no restrictions associated with advances under the line. An annual fee of one half of one percent is paid quarterly for any unused portion of the credit line. The borrowing base is redetermined semi-annually by the bank based upon reserve evaluations of the Company's oil and gas properties. At June 25, 1996, the Company had not used any portion of this line.

     The Company's present focus on the Raton Basin has increased its reserve base and its cash flow. Continuing increases in production combined with the continuing decline in lifting costs and the monitization of the Section 29 tax credits will enable the Company to improve its operating cash flow in 1997.

     In addition to the 31 producing Raton Basin wells the Company anticipates drilling an additional 40 wells and expanding and upgrading gas gathering facilities during fiscal 1997. The total estimated capital requirements for fiscal 1997 are estimated to be approximately $7.0 million. Management anticipates that in addition to the increase in cash flow from operations and the availability of funds under its line of credit, additional funds may be needed to complete the 1997 capital requirements. The Company is evaluating potential funding alternatives.

     Cash flows provided by operating activities were $1,130,000 for the year ended March 31, 1996 as compared to $407,600 in the prior year. The increase is due primarily to changes in operating assets and liabilities which are the result of the significant increase in drilling activities in 1996 as compared to 1995.

     Cash flows from investing activities were $2,763,800 during the year ended March 31, 1996 versus $2,958,300 during 1995. The investment in property and equipment during 1996 was $3,988,000 versus $6,844,200 in 1995. The decrease in the investment in property and equipment of $2,856,000 was due to the completion of the initial phase of the Raton Basin gas gathering system in 1995 ($2,200,000) and a decrease in the UK activity ($1,300,000). The decreases were offset by the drilling of an additional 22 wells in the Raton Basin during 1996 versus 6 wells in the Basin in 1995. During 1996 the Company completed its divestiture of substantially all properties outside the Raton and San Juan Basins and received sale proceeds of $540,400 in 1996 as compared to $1,324,400 in 1995.

     Cash flows provided by financing activities were $3,328,600 in 1996 as compared to $3,635,400 in 1995. The decrease of $306,800 was due to the increase in dividends paid on preferred stock of $410,500 which was offset by the increase in the proceeds from issuance of common stock of $226,300.

     Under the terms of certain gas gathering and tie-in agreements, EOC is committed to meeting certain minimum volume levels during the term of the agreements. Through March 31, 1996, volume levels have been below the required minimums and EOC has accrued approximately $1,631,000 for this shortfall, which is included with long-term liabilities. Such amount is refundable if future volumes exceed the minimums. EOC is currently in discussions with the owner of the system concerning obtaining additional volumes or other possible alternatives which include the purchase of a portion of the system.

     The Financial Accounting Standards Board has recently issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets" and SFAS No. 123, "Accounting for the Stock Based Compensation". SFAS No. 121 provides standards for accounting for the impairment of various long-lived assets. The Company uses the full cost method which requires an impairment to be recorded when total capitalized costs exceed the present value, discounted at 10%, of estimated future net cash flows from proved oil and gas reserves. Therefore, the adoption of SFAS No. 121 is not expected to have a material effect on the financial position or results of operations of the Company.

     SFAS No. 123 encourages the accounting for stock-based employee compensation programs to be reported within the financial statements on a fair value based method. If the fair value based method is not adopted, then the statement requires pro-forma disclosure of net income and earnings per share as if the fair value based method had been adopted. The Company has not yet determined how SFAS No. 123 will be adopted nor its impact on the financial statements. Both statements are effective for fiscal years beginning after December 15, 1995.

RESULTS OF OPERATIONS - FISCAL YEAR ENDED MARCH 31, 1996 COMPARED TO THE FISCAL YEAR ENDED MARCH 31, 1995

     The Company reported a net loss of $606,800 (after preferred stock dividends of $504,600) or $.10 per common share for the year ended March 31, 1996, compared to a net loss of $704,700 (after preferred stock dividends of $94,200) or $.13 per share for the year ended March 31, 1995.

     Production revenues during 1996 were $1,392,700 as compared to $1,916,300 in 1995, a decrease of $523,600 or 27%. The decrease in production revenues is due primarily to lower gas prices and the sale of oil and gas properties. Gas production increased to 941,174 Mcf in 1996 from 782,000 Mcf in 1995. However, average gas prices decreased approximately $.41 per Mcf to $1.29 per Mcf in 1996 as compared to $1.70 during 1995. The decrease in gas prices more than offset the increased production and reduced gas revenues to $1,211,000 in 1996 from $1,331,000 in 1995 for a reduction of

$120,000 or 9%. Oil revenues decreased to $178,000 in 1996 versus $584,000 in 1995 for a reduction of $406,000 or 70%. This reduction is due to the sale of substantially all oil properties.

     Cost of production and operations was $875,500 for the year ended March 31, 1996 versus $1,231,700 for the same period in 1995. The decrease in cost of production and operations of $356,200 or 29% is due primarily to the sale or shut-in of uneconomical oil and gas properties with high lifting costs. The average production cost per Mcfe was $.77 in 1996 as compared to $1.10 in 1995. During the year ended March 31, 1996 the lifting costs have continued on a downward trend. As previously noted the Company has focused its efforts on the Raton Basin and as additional wells are drilled the Company expects the lifting costs for the Raton Basin to continue to decrease.

     Oil and gas service revenues and cost of oil and gas services are attributable to the Company's wholly owned subsidiary Evergreen Operating Corporation (EOC), which is primarily responsible for drilling, evaluation and production activities associated with various properties and for negotiating the sales of oil and gas production from the properties. As of March 31, 1996, EOC was serving as operator for approximately 150 producing wells owned by the Company, unaffiliated third parties and affiliated parties.

     Oil and gas service revenues during 1996 were $779,100 versus $858,300 in the same period during 1995. The $79,000 decrease was primarily due to non-recurring special service fees of approximately $201,000, which were offset by increased operating fees of approximately $111,000 in 1996.

     Interest and dividend income was $206,800 during the year ended March 31, 1996 as compared to $116,300 during the year ended March 31, 1995. The increase in interest and dividends of $90,500 is due to an increase in cash from the proceeds of the preferred stock offering.

     Other income was $556,200 during the year ended March 31, 1996 versus $460,000 for the same period in 1995. In 1996 the Company sold its interest in ANGI Ltd., to an unaffiliated entity for $580,000 which resulted in a gain of $525,000.

     Costs of oil and gas services were $727,100 during the year ended March 31, 1996 as compared to $789,800 during the year ended March 31, 1995. The decrease of $62,700 or 8% was primarily due to a reduction in personnel and related salary expense.

     Depreciation, depletion and amortization was $590,000 during the year ended March 31, 1996 as compared to $709,000 in 1995. While there was no significant change in total production from the prior year the decrease in depreciation, depletion and amortization is due primarily to the increase in estimated reserves of approximately 30%.

     General and administrative expenses were $819,800 during the year ended March 31, 1996 as compared to $850,100 during the same period in 1995. The decrease of $30,300 was due to general overhead reductions. During fiscal 1997 the Company anticipates further general and administrative reductions.

RESULTS OF OPERATIONS - FISCAL YEAR ENDED MARCH 31, 1995 COMPARED TO THE FISCAL YEAR ENDED MARCH 31, 1994

     The Company reported a net loss of $704,700 attributable to common stock (which includes $94,200 of preferred stock dividends) or $0.13 per share of common stock for the year ended March 31, 1995, compared to net income of $43,500 or $0.01 per share of common stock in 1994.

     Principal factors in the year to year earnings decline were lower gas prices, reduced oil production and service revenues, lower interest and other income and preferred stock dividends during the year ended March 31, 1995.

     Oil prices averaged $15.96 per barrel during the year ended March 31, 1995 versus $14.50 per barrel during the same period in 1994. Gas prices averaged $1.70 per Mcf in 1995 versus $2.15 per Mcf in 1994.

     Natural gas production increased 23% during the year ended March 31, 1995, to 782,000 million cubic feet principally due to acquisition of increased interests in the San Juan Basin.

     Oil production declined 36% during the year ended March 31, 1995 versus the prior year, principally due to the sale of non-strategic properties.

     Oil and gas service revenues and cost of oil and gas services are attributable to the Company's wholly owned subsidiary Evergreen Operating Corporation (EOC), which is primarily responsible for drilling, evaluation and production activities associated with various properties and for negotiating the sales of oil and gas production from the properties. As of March 31, 1995, EOC was serving as operator for approximately 150 producing wells owned by the Company and also by other unaffiliated third parties.

     Oil and gas service revenues were $244,300 lower in 1995 than 1994 due primarily to non-recurring special service fees received in the prior year.

     Interest and dividend income declined from $238,000 in 1994 to $116,300 in 1995 because of less cash available for investment.

     Other income totaled $459,900 in the fiscal year ended March 31, 1995, principally from a gain on the sale of oil and gas assets of $330,900.

     Oil and gas production costs and taxes for the year ended March 31, 1995 were 6% lower than in the prior fiscal year. On a production equivalent unit basis, costs and taxes declined to $1.10 per MCF equivalent in1995 from $1.21 in 1994.

     Cost of oil and gas services in 1995 declined by 15% from 1994 primarily because of reduced staffing.

     General and Administrative expenses for the year ended March 31, 1995 were 37% lower than the prior year primarily because of non-recurring legal fees in the prior year and an ongoing overhead reduction program.

     Depreciation, depletion and amortization expenses for 1995 were approximately 7% higher than in 1994 due to increased production.

     Other expenses increased to $351,200 in the fiscal year ended March 31, 1995 from $34,500 in the fiscal year ended March 31, 1994, due primarily to a loss on the sale of marketable securities ($122,100) and a write-down on the valuation of certain non-oil and gas assets ($217,000).

INCOME TAXES AND NET OPERATING LOSSES

     As discussed in Note 3 in the accompanying consolidated financial statements, the Company has net operating loss carry forwards for income tax purposes of approximately $12,000,000, certain of which are limited due to stock issuances in 1988 and 1990. A valuation allowance has been recorded for the net deferred tax asset arising from the loss carry forward in excess of the deferred tax liability resulting from depreciation and amortization differences. The valuation allowance was recorded as it was unable to be determined if such tax benefits would be more likely than not be realized.

        ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                        PAGE
                                                                        ----

     Report of Independent Certified Public Accountants . . . . . .      F-1

     Consolidated Balance Sheets, March 31, 1996 and 1995 . . . . .  F-2 and F-3

     Consolidated Statements of Operations for the Years Ended
     March 31, 1996, 1995 and 1994. . . . . . . . . . . . . . . . .      F-4

     Consolidated Statements of Stockholders' Equity for
     the Years Ended March 31, 1996, 1995 and 1994. . . . . . . . .      F-5
     Consolidated Statements of Cash Flows for the Years Ended
     March 31, 1996, 1995, and 1994 . . . . . . . . . . . . . . . .      F-6

     Notes to Consolidated Financial Statements . . . . . . . . . .  F-7 to F-25


        ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

       Since the Company's inception, there has not been any Form 8-K filed under the Securities and Exchange Act of 1934 reporting a change in accountants in which there was a reported disagreement on any matter of accounting principles or practices or financial statement disclosure.


                                    PART III

The information required by Part III of Form 10-K is incorporated herein by reference to Registrant's definitive Proxy Statement previously filed in connection with the Annual Meeting of Shareholders to be held on August 15, 1996.


                                     PART IV

        ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
                    8-K

(a)(1) See Index to Consolidated Financial Statements at Item 8.
(a)(2) All other schedules have been omitted because the required information is inapplicable or is shown in the notes to the financial statements.

(a)(3) EXHIBITS:
            3.2     Articles of Incorporation as amended, are incorporated
                    herein by reference from Exhibit I of Registrant's Report on
                    Form 8-K dated December 9, 1994.
            22      Reserve Report prepared by Resource Services
                    International, Inc.
            27      Financial Data Schedule

    (b) No reports on Form 8-K were filed by the Company during the last quarter of the fiscal year ended March 31, 1996.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                EVERGREEN RESOURCES, INC.

Date: June 26, 1996             By: /s/   Mark S. Sexton
                                   -----------------------------------
                                   Mark S. Sexton, President and Chief
                                   Executive Officer


Date: June 26, 1996             By:    /s/   Kevin R. Collins
                                    ----------------------------------
                                   Kevin R. Collins, Vice President,
                                   Treasurer and Chief Financial Officer
                                   Principal Accounting Officer


SIGNATURES


Date: June 26, 1996             By:    /s/   Dennis R. Carlton
                                    ----------------------------------
                                    Dennis R. Carlton, Director




Date: June 26, 1996             By:    /s/   James C. Ryan, Jr.
                                    ----------------------------------
                                    James C. Ryan, Jr., Director


Date: June 26, 1996             By:      /s/   Mark S. Sexton
                                    ----------------------------------
                                    Mark S. Sexton, Director




Date: June 26, 1996             By:    /s/   James S. Williams
                                    ----------------------------------
                                    James S. Williams, Director

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Stockholders and Board of Directors
Evergreen Resources, Inc.
Denver, Colorado

We have audited the accompanying consolidated balance sheets of Evergreen Resources, Inc. and subsidiaries as of March 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Evergreen Resources, Inc. and subsidiaries as of March 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1996, in conformity with generally accepted accounting principles.



                                                      BDO SEIDMAN, LLP

Denver, Colorado
May 24, 1996

                                            EVERGREEN RESOURCES, INC.

                                              CONSOLIDATED BALANCE SHEETS

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------


March 31,                                        1996           1995
- --------------------------------------------------------------------------------

Assets

Current:
  Cash and cash equivalents                 $ 3,702,511    $ 2,038,157
  Accounts receivable:
    Joint interest billings and other           897,142        945,557
    Oil and gas sales                           237,178        297,602
  Other current assets                          132,446         76,341
- --------------------------------------------------------------------------------

Total current assets                          4,969,277      3,357,657
- --------------------------------------------------------------------------------

Property and equipment (Note 13):
  Proved oil and gas properties, based on
   full-cost accounting                      36,378,828     33,442,534
  Unevaluated properties not subject to
   amortization                               7,792,739      8,136,519
  Gas gathering equipment                     4,415,439      3,417,086
  Support equipment                             595,656        676,051
- --------------------------------------------------------------------------------

                                             49,182,662     45,672,190

  Less accumulated depreciation, depletion
   and amortization                          11,558,516     11,140,276
- --------------------------------------------------------------------------------

Net property and equipment                   37,624,146     34,531,914

DESIGNATED CASH (Note 2)                        770,076        593,024

OTHER ASSETS                                    808,218        657,573
- --------------------------------------------------------------------------------

                                            $44,171,717    $39,140,168
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                            EVERGREEN RESOURCES, INC.

                                              CONSOLIDATED BALANCE SHEETS

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------


March 31,                                             1996           1995
- --------------------------------------------------------------------------------

Liabilities and Stockholders' Equity

Current liabilities:
 Accounts payable                           $ 1,204,378    $   700,201
 Amounts payable to oil and gas property
   owners                                     1,123,465        711,307
 Accrued expenses and other                     162,127         89,646
- --------------------------------------------------------------------------------

Total current liabilities                     2,489,970      1,501,154

Production taxes payable                        770,076        593,024

Long-term liabilities (Note 9)                1,822,834      1,094,128
- --------------------------------------------------------------------------------

Total liabilities                             5,082,880      3,188,306
- --------------------------------------------------------------------------------

Redeemable preferred stock (Note 4)           7,500,000      3,750,000
- --------------------------------------------------------------------------------

Commitments (Note 9)

Stockholders' equity (Notes 5 and 6):
 Common stock, $.01 stated value; shares
  authorized, 50,000,000;
   shares issued and outstanding,
    5,899,736 and 5,672,159                      58,998         56,721
 Additional paid-in capital                  41,822,026     41,419,179
  Accumulated deficit                        (9,873,715)    (9,266,898)
  Foreign currency translation adjustment      (418,472)        (7,140)
- --------------------------------------------------------------------------------

Total stockholders' equity                   31,588,837     32,201,862
- --------------------------------------------------------------------------------

                                            $44,171,717    $39,140,168
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------


See accompanying summary of accounting policies and notes to consolidated financial statements.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------



Year Ended March 31,                                  1996                1995                1994
- -----------------------------------------------------------------------------------------------------

Revenues:
 Oil and gas production (Note 7)                $ 1,392,695         $ 1,916,262          $2,207,102
 Oil and gas services (Note 11)                     779,146             858,298           1,102,572
 Interest and dividends                             206,769             116,320             238,135
 Other (Note 10)                                    556,221             459,948             794,378
- ----------------------------------------------------------------------------------------------------

Total revenues                                    2,934,831           3,350,828           4,342,187
- ----------------------------------------------------------------------------------------------------

Costs and expenses:
 Cost of production and operations                  875,543           1,231,669           1,259,478
 Cost of oil and gas services                       727,121             789,778             928,890
 Depreciation, depletion and amortization           589,936             709,008             659,820
 General and administrative expenses                818,805             850,088           1,349,768
 Interest expense                                    36,620              29,688                   -
 Other                                             (10,997)             351,158             100,682
- ----------------------------------------------------------------------------------------------------

Total costs and expenses                          3,037,028           3,961,389           4,298,638
- ----------------------------------------------------------------------------------------------------

Net income (loss)                                 (102,197)           (610,561)              43,549

Preferred stock dividends                           504,620              94,167                   -
- ----------------------------------------------------------------------------------------------------

Net income (loss) attributable
 to common stock                                $ (606,817)         $ (704,728)          $   43,549
- ----------------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------------

Net income (loss) per common share              $     (.10)         $     (.13)          $      .01
- ----------------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------------

Weighted average common shares
 outstanding                                      5,800,036           5,446,741           5,234,636
- ----------------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------------


   See accompanying summary of accounting policies and notes to consolidated financial statements.

                                                 EVERGREEN RESOURCES, INC.

                             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------



YEARS ENDED MARCH 31, 1996, 1995 AND 1994
                                            Common Stock
                                       ----------------------                                    Foreign
                                          $.01 Stated Value          Additional                  Currency         Total
                                       ----------------------         Paid-In    Accumulated    Translation  Stockholders'
                                           Shares      Amount        Capital       Deficit      Adjustment       Equity
- -------------------------------------------------------------------------------------------------------------------------
- -------------------------------------------------------------------------------------------------------------------------

Balance, April 1, 1993                  4,958,120    $   49,581   $39,086,812   $(8,605,720)    $(504,113)  $30,026,560

 Exercise of stock purchase warrants       18,750           188        46,688             -             -        46,876
 Common stock issued to ESOP               30,000           300       125,325             -             -       125,625
 Issuance of common stock as
  employee bonus                           51,500           515       175,798             -             -       176,313
 Other increases                              131             1          (575)            -             -          (574)
 Foreign currency translation                   -             -             -             -        (5,210)       (5,210)
 Net income                                     -             -             -        43,549             -        43,549
- -------------------------------------------------------------------------------------------------------------------------

Balance, March 31, 1994                 5,058,501        50,585    39,434,048    (8,562,171)     (509,323)   30,413,139

 Issuance of common stock for well
  interests (Note 5)                      501,040         5,010     1,748,630             -             -     1,753,640
 Issuance of common stock (Note 5)         81,368           813       158,688             -             -       159,501
 Exercise of stock purchase warrants
  (Note 5)                                 31,250           313        77,813             -             -        78,126
 Foreign currency translation                   -             -             -             -       502,183       502,183
 Preferred stock dividends                      -             -             -       (94,167)            -       (94,167)
 Net loss                                       -             -             -      (610,560)            -      (610,560)
- -------------------------------------------------------------------------------------------------------------------------

Balance, March 31, 1995                 5,672,159        56,721    41,419,179    (9,266,898)       (7,140)   32,201,862

 Exercise of stock purchase warrants
  (Note 5)                                159,059         1,592       302,315             -             -       303,907
 Common stock issued to ESOP               10,000           100        19,900             -             -        20,000
 Issuance of common stock for services     55,000           550       116,840             -             -       117,390
 Other                                      3,518            35       (36,208)            -             -       (36,173)
 Preferred stock dividends                      -             -             -      (504,620)            -      (504,620)
 Foreign currency translation                   -             -             -             -      (411,332)     (411,332)
 Net loss                                       -             -             -      (102,197)            -      (102,197)
- -------------------------------------------------------------------------------------------------------------------------

Balance, March 31, 1996                 5,899,736       $58,998   $41,822,026   $(9,873,715)    $(418,472)  $31,588,837


   See accompanying summary of accounting policies and notes to consolidated financial statements.

                                                 Evergreen Resources, Inc.

                                       Consolidated Statements of Cash Flows

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS



Year Ended March 31,                                            1996                1995                1994
- --------------------------------------------------------------------------------------------------------------

Operating activities:
 Net income (loss)                                        $  (102,197)        $  (610,561)       $     43,549
 Adjustments to reconcile net income (loss) to cash
   provided by operating activities:
     Depreciation, depletion and amortization                 589,936             708,933             659,820
     Gain on sale of subsidiaries                            (525,287)           (330,856)                  -
     Writedown of investments                                       -             217,438                   -
     (Gain) loss on sale of marketable securities                   -             113,074             (24,996)
     Stock issued for services                                 31,555              50,837             131,871
     Changes in operating assets and liabilities:
       Accounts receivable                                    106,209             770,058          (1,153,551)
       Other current assets                                   (56,520)             82,881            (140,437)
       Accounts payable                                     1,010,077            (633,403)          1,021,449
       Accrued expenses                                        76,178              39,228             (52,521)
- --------------------------------------------------------------------------------------------------------------

Net cash provided by operating activities                   1,129,951             407,629             485,184
- --------------------------------------------------------------------------------------------------------------

Investing activities:
 Purchase of marketable securities                                  -                   -          (5,281,930)
 Sale of marketable securities                                      -           2,014,708          10,204,140
 Investment in property and equipment                      (3,988,233)         (6,844,206)         (6,278,393)
 Proceeds from sale of oil and gas assets
   and support equipment                                      540,413           1,324,390           1,125,875
 Proceeds from sale of subsidiary                             580,000                   -                   -
 Designated cash                                             (177,052)           (144,307)           (165,405)
 Change in production taxes payable                           177,052             144,307             158,655
 Change in other assets                                       104,058             546,843             (69,821)
- --------------------------------------------------------------------------------------------------------------

Net cash used by investing activities                      (2,763,762)         (2,958,265)           (306,879)
- --------------------------------------------------------------------------------------------------------------

Financing activities:
 Proceeds from issuance of redeemable
   preferred stock, net                                     3,714,736           3,685,532                   -
 Dividends paid on preferred stock                           (504,620)            (94,167)                  -
 Proceeds from issuance of common stock                       303,904              77,584              47,117
 Principal payments on capital lease obligations              (46,526)                  -                   -
 Debt issue costs                                             (49,037)            (57,541)            (33,689)
 Change in cash held from operating oil and gas
  properties                                                  (89,880)             23,964             228,071
- --------------------------------------------------------------------------------------------------------------

Net cash provided by financing activities                   3,328,577           3,635,372             241,499
- --------------------------------------------------------------------------------------------------------------

Effect of exchange rate changes on cash                       (30,412)             23,148              (1,081)
- --------------------------------------------------------------------------------------------------------------

Increase in cash and cash equivalents                       1,664,354           1,107,884             418,723

Cash and cash equivalents, at beginning of year             2,038,157             930,273             511,550
- --------------------------------------------------------------------------------------------------------------

Cash and cash equivalents, at end of year                 $ 3,702,511         $ 2,038,157          $  930,273
- --------------------------------------------------------------------------------------------------------------
- --------------------------------------------------------------------------------------------------------------


   See accompanying summary of accounting policies and notes to consolidated financial statements.

                                                 Evergreen Resources, Inc.

                                              Summary of Accounting Policies

Consolidation

The financial statements include the accounts of Evergreen Resources, Inc. (ERI) and its wholly-owned subsidiaries (the "Company"); Evergreen Operating Corporation (EOC) and Evergreen Resources (UK) Ltd. EOC has a 50% ownership in a joint venture, Primero Gas Gathering, Co. (Primero), which is recorded on a pro-rata consolidation basis.

The companies are engaged in the operation, acquisition, exploration and development of oil and gas properties. All significant intercompany balances and transactions have been eliminated in consolidation.

Concentrations
of Credit Risk

The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash equivalents.

The Company's cash equivalents are cash investment funds which are placed with a major financial institution. The investment policy limits the Company's exposure to concentrations of credit risk.

Use of
Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Oil and Gas
Properties

The Company follows the full-cost method of accounting for oil and gas properties. Under this method, all productive and nonproductive costs incurred in connection with the exploration for and development of oil and gas reserves are capitalized. Such capitalized costs include lease acquisition, geological and geophysical work, delay rentals, drilling, completing and equipping oil and gas wells and other related costs. If the net investment in oil and gas properties exceeds an amount equal to the sum of (1) the standardized measure of discounted future net cash flows from proved reserves (see Note 13), and (2) the lower of cost or fair market value of properties in process of development and unexplored acreage, the excess is charged to expense as additional depletion. Normal dispositions of oil and gas properties are accounted for as adjustments of capitalized costs, with no gain or loss recognized.

                                                 EVERGREEN RESOURCES, INC.

                                            SUMMARY OF ACCOUNTING POLICIES

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

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

Gas Gathering and
Support Equipment

Gas gathering and support equipment are stated at cost. Depreciation and amortization for the gas gathering system is computed on the units-of-production method based upon estimated gas production over a twenty-year life. Certain gas gathering system components and other support equipment are depreciated using the straight-line method over the estimated useful lives of the assets of 3 to 20 years.

Amounts Payable to
Oil and Gas
Property Owners

Amounts payable to oil and gas property owners consist of cash calls from working interest owners to pay for development costs of properties being currently developed, production revenue that the Company, as operator, is collecting and distributing to revenue interest owners and production revenue taxes that the Company, as operator, has withheld for timely payment to the tax agencies.

Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" which requires the use of the "liability method". Accordingly, deferred tax liabilities and assets are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse.

Management and
Operator Fees

The Company receives management fees for services performed as the managing venturer and operator for a gas gathering and pipeline joint venture. Such fees are included in income. Income from operating wells for third parties is recognized pursuant to the applicable operating agreements when the services are performed.

                                                 EVERGREEN RESOURCES, INC.

                                            SUMMARY OF ACCOUNTING POLICIES

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

Net Income (Loss)
Per Share

Net income (loss) per common share has been computed by dividing net income
(loss), after reduction for preferred stock dividends, by the weighted average number of common shares and common share equivalents outstanding during each of the periods presented. Options and warrants to purchase stock are included as common stock equivalents when dilutive. In 1994, common stock equivalents of 221,029 shares are included in the weighted average number of common shares outstanding. Common stock equivalents are not utilized in 1996 and 1995 as their effect is antidilutive.

Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Foreign Currency
Translation

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

Recent Accounting
Pronouncements

The Financial Accounting Standards Board has recently issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets" and SFAS No. 123, "Accounting for Stock Based Compensation". SFAS No. 121 provides standards for accounting for the impairment of various long-lived assets. The Company uses the full cost method of accounting for its oil and gas properties, which requires an impairment to be recorded when total capitalized costs exceed the present value, discounted at 10%, of estimated future net cash flows from proved oil and gas reserves. Therefore, the adoption of SFAS 121 is not expected to have a material effect on the financial position or results of operations of the Company.

                                                 EVERGREEN RESOURCES, INC.

                                            SUMMARY OF ACCOUNTING POLICIES

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

SFAS No. 123 encourages the accounting for stock-based employee compensation programs to be reported within the financial statements on a fair value based method. If the fair value based method is not adopted, then the statement requires pro-forma disclosure of net income and earnings per share as if the fair value based method had been adopted. The Company has not yet determined how SFAS No. 123 will be adopted nor its impact on the financial statements. Both statements are effective for fiscal years beginning after December 15, 1995.

Reclassifications

Certain items included in prior years financial statements have been reclassified to conform to current year presentation.

                                                 Evergreen Resources, Inc.

                                  Notes to Consolidated Financial Statements

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------


1.  Financing
    Agreements

The Company has a $7,500,000 revolving line of credit with a bank. Subsequent to March 31, 1996 the available borrowing base was increased to $7,500,000 and is derived from oil and gas reserves. Interest on any borrowings outstanding is at the bank's prime rate and is paid monthly. The line of credit matures in August 1997. There are no restrictions associated with advances under the line. An annual facility fee of one-half of one percent is charged quarterly for any unused portion of the credit line. The agreement is collateralized by oil and gas properties and also contains certain net worth and ratio requirements. No amounts were outstanding under the line of credit at March 31, 1996 and 1995.

2.  Designated
    Cash and
    Related
    Production
    Taxes Payable

Designed cash represents the cash withheld for payment of production taxes from third party revenue interest owners. The non-current portion of production taxes payable relates to ad valorem taxes collected for production through March, 1996 which is not payable until fiscal 1997 or later. The related cash collected from third party revenue interest owners designated for payment of non-current ad valorem taxes is reflected as a non-current asset.

3.  Income Taxes

Due primarily to the availability of net operating loss carryovers, the Company had no significant taxable income during the years ended March 31, 1996, 1995 and 1994.

                                                 Evergreen Resources, Inc.

                                  Notes to Consolidated Financial Statements

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

A reconciliation of the effective tax rates and the statutory U.S. federal income tax rates is as follows:

                                       1996           1995           1994
- --------------------------------------------------------------------------------

Percent of pre-tax income
  tax at U.S. federal
  statutory rates                     (34.0)%        (34.0)%         34.0%
State income taxes, net
  of federal tax benefit               (3.3)          (3.3)           3.3
Expenses not deductible
  for taxes                               -            2.2            1.8
Increase in deferred
  tax asset valuation
  allowance                            37.3           35.1          (39.1)
- --------------------------------------------------------------------------------

Effective tax rate                       -  %           -  %          -  %
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------


The components of the net deferred income tax in the accompanying balance sheets are as follows:

                                                 1996           1995
- --------------------------------------------------------------------------------

Deferred tax assets                           $ 2,064,000    $ 1,224,000
Valuation allowance                            (2,064,000)    (1,224,000)
- --------------------------------------------------------------------------------

Net deferred tax asset                        $    -         $    -
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

The Company recorded a valuation allowance at March 31, 1996 and 1995 equal to the excess of deferred tax assets over deferred tax liabilities as they are unable to determine that these tax benefits are more likely than not to be realized.

                                                 Evergreen Resources, Inc.

                                  Notes to Consolidated Financial Statements

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------


The components of the net deferred tax assets and liabilities are shown below:

                                           1996           1995
- --------------------------------------------------------------------------------

 Net operating loss
  carryforward                          $4,551,000     $3,680,000
 Revenues and other                        201,000          9,000
- --------------------------------------------------------------------------------

Total gross deferred tax assets          4,752,000      3,689,000
Valuation allowance                     (2,064,000)    (1,224,000)
- --------------------------------------------------------------------------------

Net deferred tax asset                   2,688,000      2,465,000
Deferred tax liability - depreciation,
 depletion and amortization             (2,688,000)    (2,465,000)
- --------------------------------------------------------------------------------

Net deferred taxes                     $     -        $      -
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

As of March 31, 1996, the Company has net operating loss carryforwards for tax purposes of approximately $12,000,000. Issuances of common stock and common stock equivalents during 1988 and 1990 limits a portion of this amount to approximately $330,000 per year (additional amounts would be available to offset gains on the sale of assets) through 2003. In addition, unused investment tax credits of $89,000 are available to offset income taxes payable through 2001.

4.  Redeemable
    Preferred Stock

In December 1994, the Company issued $3,750,000 in redeemable preferred stock. The Company received an additional $3,750,000 in July 1995 by issuing an additional 3,750,000 shares.

All outstanding shares of the preferred stock plus accrued dividends must be redeemed by the Company on the tenth anniversary of the original issuance. Commencing in December 1999, the Company is required to fund an annual mandatory sinking fund of $1,250,000. The preferred stock is also callable at the Company's option at a call price equal to par value, plus accrued dividends.

                                                 Evergreen Resources, Inc.

                                  Notes to Consolidated Financial Statements

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

Cumulative annual cash dividends of 8% are payable quarterly. During the year ended March 31, 1996 and 1995, the Company paid $504,620 and $94,167 in dividends. The preferred stock is convertible at a price of $8.34 per share into 899,281 shares of the Company's common stock.

5.  Stockholders'
    Equity

During the year ended March 31, 1996, pursuant to the exercise of certain stock purchase warrants, 71,250 shares of common stock were issued at $2.50 per share, in exchange for 30,941 shares of common stock currently issued and outstanding with a market value of approximately $5.50. In addition, 118,750 shares of common stock were issued under terms of warrants previously granted, resulting in proceeds to the Company of $303,907. In 1996, the Company issued common stock valued at $117,390 as a bonus to certain employees.

During the year ended March 31, 1995, 31,250 shares of common stock were issued under terms of warrants previously granted, yielding proceeds to the Company of $78,126. Additionally, the Company issued common stock valued at $168,000 as a bonus to employees and $50,000 as payment in lieu of salary.

In August 1994, the Company issued 501,040 shares of common stock valued at $1,753,640 in exchange for certain working interest in wells in the San Juan Basin in a non-cash transaction.

In 1994, the Company issued common stock valued at $125,625 to the Employee Stock Ownership Plan and issued common stock as a bonus valued at $176,313 to employees.

                                                      EVERGREEN RESOURCES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

6.  STOCK OPTIONS

Under the terms of its Key Employee Equity Plan, options and/or warrants are granted to key employees at not less than the market price of the Company's common stock on the date of grant. The presently outstanding warrants expire in 1997 to 2000.

                                                     Exercise
                                                       Price
                                     Warrants        Per Share
- ------------------------------------------------------------------
April 1, 1993                         468,300       $ 2.50-8.75
    Granted                            79,000              9.50
    Exercised                         (18,750)             2.50
- ------------------------------------------------------------------

March 31, 1994                        528,550         2.50-9.50
    Exercised                         (31,250)             2.50
- ------------------------------------------------------------------

March 31, 1995                        497,300         2.50-9.50
    Granted                            20,000              4.25
    Exercised                        (190,000)             2.50
- ------------------------------------------------------------------

March 31, 1996                        327,300     $ 3.625- 9.50
- ------------------------------------------------------------------
- ------------------------------------------------------------------

7.  MAJOR CUSTOMERS

During the years ended March 31, 1996, 1995 and 1994, the Company made sales to unrelated entities which individually comprised greater than 10% of total oil and gas sales. The following is a table summarizing the percentage provided by each customer:



Year Ended March 31,                    A      B      C      D
- ------------------------------------------------------------------
1996                                    41%    11%    25%     -%
1995                                    35     10      -      -
1994                                    18     14      -     16


                                                      EVERGREEN RESOURCES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

8.  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the years ended March 31, 1996, 1995 and 1994, for interest were approximately $37,000, $22,000 and $4,000. During the year ended March 31, 1995, approximately $1,978,000 of common stock was issued for services and acquisition of well interests. Also in 1995, the Company assumed approximately $267,000 in liabilities for the acquisition of certain equipment. See Notes 5 and 9 for additional noncash transactions in 1996, 1995 and 1994.

9. COMMITMENTS

The Company leases its primary office space for approximately $12,800 a month under a lease expiring in March 1998. The Company has the option to cancel the lease at anytime subsequent to March 31, 1996. Rental expense, net of sublease income, for all facilities was approximately $143,000, $177,000 and $178,000 for the years ended March 31, 1996, 1995 and 1994.

During a portion of the current year, the Company leased additional office space from an affiliated entity under a month-to-month operating lease which is now cancelled. Rent expense was approximately $2,300 and $28,000 for this facility in 1996 and 1995.

The Company has an Employee Stock Ownership Plan (ESOP), with contributions to the ESOP determined at the discretion of the Company. For the years ended March 31, 1996, 1995 and 1994, the Company contributed $20,000, $0 and $125,625 to the plan.

Under the terms of certain gas gathering and tie-in agreements, EOC is committed to meeting certain minimum volume levels during the term of the agreement. Through March 31, 1996, volume levels have been below the required minimums and EOC has accrued approximately $1,631,000 for this shortfall, which is included with long-term liabilities. Such amount is refundable if future volumes exceed the minimums and EOC is currently having discussions with the owner of the system concerning obtaining additional volumes or other possible alternatives which includes the purchase of a portion of the system.

                                                      EVERGREEN RESOURCES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

10.  OTHER INCOME

Other income consisted of the following:


Year Ended March 31,          1996          1995          1994
- ------------------------------------------------------------------
Gain on sales of
  subsidiaries/assets      $ 525,287     $ 330,856     $       -
Lawsuit settlement                 -             -       561,050
Other                         30,934       129,092       233,328
- ------------------------------------------------------------------

                           $ 556,221     $ 459,948     $ 794,378
- ------------------------------------------------------------------
- ------------------------------------------------------------------


In September 1995, the Company sold its interest in ANGI Limited for $580,000 which resulted in a gain of approximately $525,000.

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

11.  RELATED PARTIES

EOC provides well services to an affiliated entity for which it receives fees pursuant to written operating agreements. For the year ended March 31, 1996 and 1995, such fees totalled approximately $575,600 and $316,000. Additionally, EOC provides non-operating services to affiliates, as requested by them for engineering, evaluation, acquisition and similar services for which EOC was compensated approximately $24,000 and $229,000 during the years ended March 31, 1996 and 1995. As of March 31, 1996 and 1995, approximately $50,500 and $103,000 was payable to EOC from the affiliates for fees and other services.

                                                      EVERGREEN RESOURCES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

12.  SECTION 29 TAX CREDITS

Subsequent to year end, effective June 1, 1996, the Company sold, pending a favorable IRS ruling, its working interests in six producing wells in the San Juan Basin. The wells qualify for the Section 29 tax credit.

The Company will receive $53,000 cash and a volumetric production payment under which the Company will receive 99% of the cash flow from the wells until approximately 1.1 billion cubic feet of gas have been produced and sold net to the well interests.

In addition to the production payment, Evergreen will receive monthly payments based on production from the wells through 2002.

If no favorable IRS ruling is obtained by November 30, 1996, the transaction is subject to cancellation at the option of the purchaser.

13.  SUPPLEMENTAL INFORMATION OF OIL AND GAS PRODUCING ACTIVITIES

The Company's oil and gas activities are conducted in the United States and the United Kingdom. The following costs were incurred in oil and gas acquisition, exploration, development and producing activities at March 31:

                          United        United
                          States        Kingdom         Total
- ------------------------------------------------------------------
1996
- ----
Acquisition costs:
   Proved               $         -    $        -    $         -
   Unproved                       -             -              -
Exploration                 155,000             -        155,000
Development               3,476,707       516,659      3,993,366

1995
- ----
Acquisition costs:
     Proved             $ 1,753,640    $        -     $ 1,753,640
     Unproved                     -             -               -
Exploration                 317,890             -         317,890
Development               1,565,690     1,841,964       3,407,654

1994
- ----
Acquisition costs:
     Proved             $         -    $        -     $         -
     Unproved                     -             -               -
Exploration               4,176,809             -       4,176,809
Development                 233,145     1,770,908       2,004,053

                                                      EVERGREEN RESOURCES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

Aggregate capitalized costs and related accumulated depreciation, depletion and amortization relating to oil and gas producing activities at March 31 are as follows:

                           United          United
                           States          Kingdom         Total
- ----------------------------------------------------------------------
1996
- ----
Proved properties       $  36,378,828    $         -    $  36,378,828
Unproved properties           896,301      6,896,438        7,792,739
- ----------------------------------------------------------------------

                           37,275,129      6,896,438       44,171,567

Accumulated depletion,
     depreciation and
     amortization         (11,169,882)             -      (11,169,882)
- ----------------------------------------------------------------------

Net capitalized costs   $  26,105,247    $ 6,896,438    $  33,001,685
- ----------------------------------------------------------------------
- ----------------------------------------------------------------------

1995
- ----
Proved properties       $  33,442,534    $         -    $  33,442,534
Unproved properties         1,127,475      7,009,044        8,136,519
- ----------------------------------------------------------------------

                           34,570,009      7,009,044       41,579,053

Accumulated depletion,
  depreciation and
  amortization            (10,776,960)             -      (10,776,960)
- ----------------------------------------------------------------------

Net capitalized costs   $  23,793,049    $ 7,009,044    $  30,802,093
- ----------------------------------------------------------------------
- ----------------------------------------------------------------------

                                                      EVERGREEN RESOURCES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

Costs of oil and gas properties excluded from the amortization base, at March 31, are as follows:

                           United          United
                           States          Kingdom         Total
- ----------------------------------------------------------------------

1996
- ----
Leasehold costs         $   896,301      $ 2,232,588    $ 3,128,889
Development costs                 -        4,663,850      4,663,850
- ----------------------------------------------------------------------

                        $   896,301      $ 6,896,438    $ 7,792,739
- ----------------------------------------------------------------------
- ----------------------------------------------------------------------

1995
- ----
Leasehold costs         $ 1,127,475      $ 2,225,064    $ 3,352,539
Development costs                 -        4,783,980      4,783,980
- ----------------------------------------------------------------------

                        $ 1,127,475      $ 7,009,044    $ 8,136,519
- ----------------------------------------------------------------------
- ----------------------------------------------------------------------

Depreciation and depletion per equivalent MCF was $.39, $.51 and $.51 for the years ended March 31, 1996, 1995 and 1994.

Results of operations from United States production activities for 1996, 1995 and 1994 are presented below in accordance with Financial Accounting Standards No. 69, "Disclosures About Oil and Gas Activities," which excludes consideration of general and administrative, and interest expense. There was no production activity in the United Kingdom.

                                                      EVERGREEN RESOURCES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------


Year Ended March 31,               1996          1995          1994
- ----------------------------------------------------------------------
Oil and gas sales           $ 1,392,695   $ 1,916,262   $ 2,207,102
- ----------------------------------------------------------------------

Cost of production and
  operations                    875,543     1,231,669     1,259,478
Depreciation and depletion      393,581       510,538       503,222
- ----------------------------------------------------------------------

                              1,269,124     1,742,207     1,762,700
- ----------------------------------------------------------------------

Results of operations
  from producing
  activities (excluding
  corporate overhead
  and interest costs)       $   123,571    $  174,055   $   444,402
- ----------------------------------------------------------------------
- ----------------------------------------------------------------------

OIL AND GAS RESERVE INFORMATION (UNAUDITED)

The estimates of the Company's proved reserves and related future net cash flows that are presented in the following tables are based upon estimates made by independent petroleum engineering consultants for the United States only. The Company is in the process of developing properties in the United Kingdom and is unable to prepare reserve information in this area. The Company's reserve information was prepared as of March 31, 1996, 1995 and 1994. The Company cautions that there are many inherent uncertainties in estimating proved reserve quantities, projecting future production rates, and timing of development expenditures. Accordingly, these estimates are likely to change as future information becomes available.

Proved oil and gas reserves are the estimated quantities of crude oil, condensate, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions.

                                                      EVERGREEN RESOURCES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

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

Estimated quantities of proved reserves and proved developed reserves of crude oil and natural gas (all of which are located within the United States), as well as the changes in proved reserves, are as follows:

                                         Oil and
                                       Natural Gas       Natural
                                         Liquids           Gas
Proved Reserves                          (bbls)           (mcf)
- ----------------------------------------------------------------------
At April 1, 1993                        2,457,900       36,663,100
  Revisions of previous estimates        (746,300)      (9,275,000)
  Extensions and discoveries                    -       24,903,900
  Sales of reserves                       (11,000)         (66,000)
  Production                              (57,500)        (637,900)
- ----------------------------------------------------------------------

At March 31, 1994                       1,643,100       51,588,100
  Revisions of previous estimates        (609,300)     (12,474,600)
  Extensions and discoveries                    -       18,441,300
  Sales of reserves                      (154,300)      (3,891,100)
  Purchases of reserves                         -        5,000,000
  Production                              (36,600)        (781,700)
- ----------------------------------------------------------------------

At March 31, 1995                         842,900       57,882,000
  Revisions of previous estimates               -       (3,482,000)
  Extensions and discoveries                    -       31,163,500
  Sales of reserves                      (828,400)      (3,696,300)
  Production                               (9,700)        (941,200)
- ----------------------------------------------------------------------

At March 31, 1996                           4,800       80,926,000
- ----------------------------------------------------------------------
- ----------------------------------------------------------------------

                                                      EVERGREEN RESOURCES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------


OIL AND GAS RESERVE INFORMATION - CONTINUED (UNAUDITED)

                                      Oil and
                                    Natural Gas        Natural
                                      Liquids            Gas
     Proved Developed Reserves        (bbls)            (mcf)
- ----------------------------------------------------------------------
          March 31, 1994              349,600        23,721,000
          March 31, 1995              289,800        18,007,300
          March 31, 1996                4,800        41,359,700

The following table sets forth a standardized measure of the estimated discounted future net cash flows attributable to the Company's proved oil and gas reserves. Estimated future cash inflows were computed by applying year-end prices of oil and gas to the estimated future production of proved oil and gas reserves at March 31, 1996, 1995 and 1994. The future production and development costs represent the estimated future expenditures to be incurred in developing and producing the proved reserves, assuming continuation of existing economic conditions. Future income tax expense was computed by applying statutory income tax rates to the difference between pretax net cash flows relating to the Company's proved oil and gas reserves and the tax basis of proved oil and gas properties and available operating loss and excess statutory depletion carryovers, reduced by investment tax and Section 29 credits.

In 1995, the Company determined that the likelihood of paying income tax in the future was minimal due to net operating losses and future drilling plans. As such, the effects of income taxes were excluded from this calculation.

In 1996, future income taxes were included in the standardized measure of the future net cash flows due to the monitization of the Section 29 tax credits and the increase in future cash inflows which are the result of additional reserves.

                                                      EVERGREEN RESOURCES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

OIL AND GAS RESERVE INFORMATION - CONTINUED (UNAUDITED)


Year Ended March 31,                       1996            1995            1994
- ----------------------------------------------------------------------------------

  Future cash inflows             $ 121,049,400   $  86,666,340   $ 113,077,100

  Future cash outflows:
    Production costs                (30,640,700)    (20,671,010)    (23,959,500)
    Development costs                (7,389,400)     (9,460,563)    (11,479,300)
- ----------------------------------------------------------------------------------

  Future net cash flows before
    future income taxes              83,019,300      56,534,767      77,638,300
  Future income taxes               (13,789,400)              -     (16,117,900)
- ----------------------------------------------------------------------------------

  Future net cash flows              69,229,900      56,534,767      61,520,400

  Effect of discounting future
    annual net cash flows at
    10%                             (44,076,600)    (33,222,437)    (35,811,500)
- ----------------------------------------------------------------------------------

  Standardized measure of
    discounted future net cash
    flows                         $  25,153,300   $  23,312,330    $  25,708,900
- ----------------------------------------------------------------------------------

                                                      EVERGREEN RESOURCES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

OIL AND GAS RESERVE INFORMATION - CONTINUED (UNAUDITED)

The following summarizes the principal factors comprising the changes in the standardized measure of discounted future net cash flows for the years ended March 31, 1996, 1995 and 1994:


Year Ended March 31,                  1996           1995           1994
- ----------------------------------------------------------------------------
Standardized measure,
  beginning of period           $ 23,312,300   $ 25,708,900   $ 29,403,300

Sales of oil and gas, net
  of production costs               (517,100)      (684,600)      (947,600)

Extensions and discoveries        10,500,400      6,110,500     11,419,300

Net change in sales prices,
  net of production costs          2,866,900     (9,124,600)    (2,921,300)

Purchase of reserves                       -      2,073,700              -

Sale of reserves                  (5,542,300)    (2,901,100)       (75,900)

Revisions of quantity
  estimates                       (1,567,000)    (9,536,000)   (12,854,000)

Accretion of discount              1,664,300      3,244,400      3,510,300

Net change in income taxes        (5,010,100)     6,735,500     (1,034,800)

Changes in future
  development costs                2,293,900      3,628,100              -

Changes in rates of
  production and other            (2,848,000)    (1,942,500)      (790,400)
- ----------------------------------------------------------------------------

Standardized measure,
  end of period                 $ 25,153,300   $ 23,312,300   $ 25,708,900
- ----------------------------------------------------------------------------
- ----------------------------------------------------------------------------