Form 10-Q
period 1996-06-30
EVERGREEN RESOURCES INC
filed 1996-08-02
CIK 353943

                       Securities and Exchange Commission
                             Washington, DC   20549
                       -----------------------------------


                                    FORM 10-Q
                                Quarterly Report


                     Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


                       FOR THE QUARTER ENDED JUNE 30, 1996
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

       X   Yes       No
     ------    ------

Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest date.

              CLASS                     OUTSTANDING AT AUGUST 2, 1996
     Common Stock, No Par Value                   5,939,736

                           EVERGREEN RESOURCES,  INC.
                                      INDEX

                                                                         Page
                                                                        Number
                                                                        ------
PART I.   FINANCIAL INFORMATION


     Consolidated Balance Sheets as of June 30, 1996
          and March 31, 1996...........................................    3

     Consolidated Statements of Operations for the Three Months
          Ended June 30, 1996 and June 30, 1995........................    4

     Consolidated Statements of Cash Flows for the Three Months
          Ended June 30, 1996 and June 30, 1995........................    5

     Notes to Consolidated Financial Statements........................    6

     Management's Discussion and Analysis of Financial
          Condition and Results of Operations..........................  7 - 11


     PART II.   OTHER INFORMATION......................................   11

                            EVERGREEN RESOURCES, INC.
                           CONSOLIDATED BALANCE SHEETS

                ASSETS                                                       June 30, 1996      March 31, 1996
                                                                             -------------      --------------
CURRENT:
     Cash and cash equivalents                                               $   1 440 449       $   3 702 511
     Accounts receivable:
          Oil and gas sales                                                        265 455             237 178
          Joint interest billings and other                                      1 240 464             897 142
     Other current assets                                                          303 172             132 446
                                                                             -------------       -------------
               TOTAL CURRENT ASSETS                                              3 249 540           4 969 277
                                                                             -------------       -------------
PROPERTY AND EQUIPMENT:
     Proved oil and gas properties, based on full-cost accounting               37 357 042          36 378 828
     Unevaluated properties not subject to amortization                         7 946 873            7 792 739
     Gas gathering equipment                                                     5 310 184           4 415 439
     Support equipment                                                             622 838             595 656
     Less accumulated depreciation, depletion and amortization                (11 746 864)        (11 558 516)
                                                                             -------------       -------------
          NET PROPERTY AND EQUIPMENT                                            39 490 073         37 624 146
                                                                             -------------       -------------

DESIGNATED CASH                                                                  1 059 233             770 076
OTHER ASSETS                                                                       756 106             808 218
                                                                             -------------       -------------
                                                                             $  44 554 952       $  44 171 717
                                                                             -------------       -------------
                                                                             -------------       -------------

     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                                        $     769 154          1 204 378
     Accrued expenses and other                                                    287 936             162 127
     Amounts payable to oil and gas property owners                              1 176 194           1 123 465
                                                                             -------------       -------------
          TOTAL CURRENT LIABILITIES                                             2 233 284           2 489 970


PRODUCTION TAXES PAYABLE                                                         1 059 233             770 076
LONG TERM LIABILITIES                                                            2 239 678           1 822 834
                                                                             -------------       -------------
               TOTAL LIABILITIES                                                 5 532 195           5 082 880
                                                                             -------------       -------------

REDEEMABLE PREFERRED STOCK                                                       7 500 000           7 500 000
                                                                             -------------       -------------

COMMON STOCKHOLDERS' EQUITY:
     Common stock, shares issued and outstanding,
          5 899 736                                                                 58 998              58 998
     Additional paid-in capital                                                 41 822 026          41 822 026
     Accumulated deficit                                                       (9 963 685)         (9 873 715)
     Foreign currency translation adjustment                                     (394 582)           (418 472)
                                                                             -------------       -------------
          TOTAL STOCKHOLDERS' EQUITY                                            31 522 757          31 588 837
                                                                             -------------       -------------
                                                                             $  44 554 952       $  44 171 717
                                                                             -------------       -------------
                                                                             -------------       -------------

See accompanying notes to consolidated financial statements

                            EVERGREEN RESOURCES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                              Three Months Ended June 30
                                             ---------------------------
                                                 1996           1995
                                                 ----           ----
REVENUE:
  Oil and gas production                     $  526 344     $  283 739
  Oil and gas services                          190 909        185 890
  Interest                                       51 599         23 190
  Other income                                   10 028         15 210
                                             ----------     ----------

    TOTAL REVENUES                              778 880        508 029
                                             ----------     ----------
COSTS AND EXPENSES:
  Cost of production and operations             131 953        248 213
  Gas gathering costs                            43 898         58 275
  Cost of oil and gas services                  184 841        195 095
  Depreciation, depletion and amortization      201 840        167 150
  General and administrative expenses           149 270        202 260
  Interest expense                                9 385          9 214
  Other expense                                  (2 337)        (7 709)
                                             ----------     ----------
    TOTAL COSTS AND EXPENSES                    718 850        872 498
                                             ----------     ----------
NET INCOME (LOSS)                                60 030       (364 469)

PREFERRED STOCK DIVIDENDS                       150 000         75 000
                                             ----------     ----------
NET LOSS ATTRIBUTABLE
   TO COMMON STOCK                           $  (89 970)      (439 469)
                                             ----------     ----------
                                             ----------     ----------

LOSS PER SHARE OF COMMON STOCK               $    (0.02)    $    (0.08)


WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                          5 899 736      5 672 159
                                             ----------     ----------
                                             ----------     ----------


See accompanying notes to consolidated financial statements.

                            EVERGREEN RESOURCES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                             Three Months Ended June 30
                                                             --------------------------
                                                                1996               1995
                                                                ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                          $  60 030         $  (364 469)
  Adjustments to reconcile net income (loss) to
    cash used by operating activities:
      Depreciation, depletion and amortization                 201 840             167 150
      Other                                                     13 792              10 280
      Changes in operating assets and liabilities:
          Decrease (increase) in accounts receivable          (374 671)           (126 204)
          Decrease (increase) in current assets               (169 264)            (16 762)
          Increase (decrease) in accounts payable             (435 396)            219 571
          Increase (decrease) in accrued expenses              161 694             (50 208)
                                                          ------------        ------------

    NET CASH USED BY  OPERATING ACTIVITIES                    (541 975)           (160 642)
                                                          ------------        ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in property and equipment                      (1 882 324)           (997 067)
  Proceeds from sale of oil and gas assets                     350 000              21 000
  Designated cash                                             (289 157)            207 562
  Change in production taxes payable                           289 157            (207 562)
  Change in other assets                                        11 880             112 889
                                                          ------------        ------------
    NET CASH USED BY INVESTING ACTIVITIES                   (1 520 444)           (863 178)
                                                          ------------        ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Debt issue costs                                                  --             (23 546)
  Principal payments on capital lease obligations              (16 033)            (13 283)
  Payment of preferred stock dividends                        (150 000)            (75 000)
  Change in cash held from operating oil
    and gas properties                                         (29 897)            535 567
                                                          ------------        ------------
    NET CASH PROVIDED /(USED) BY FINANCING ACTIVITIES         (195 930)            423 738
                                                          ------------        ------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                         (3 713)             10 425
                                                          ------------        ------------

DECREASE IN CASH AND CASH EQUIVALENTS                       (2 262 062)           (589 657)

CASH AND CASH EQUIVALENTS AT THE
BEGINNING OF THE PERIOD                                      3 702 511           2 038 742
                                                          ------------        ------------
CASH AND CASH EQUIVALENTS AT THE
END OF THE PERIOD                                         $  1 440 449        $  1 449 085
                                                          ------------        ------------
                                                          ------------        ------------



See accompanying notes to consolidated financial statements.

                            EVERGREEN RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF JUNE 30, 1996


1. In the opinion of Management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Company's financial position as of June 30, 1996 and the results of its operations and changes in financial position for the three months then ended. All such adjustments are of a normal recurring nature.

2. Certain information at March 31, 1996 has been condensed from the audited financial statements included in the Company's most recent filing on Form 10-K.

3. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Evergreen Operating Corporation ("EOC") and Evergreen Resources (UK) Limited ("ERUK"). Primero Gas Gathering, Co. (Primero), a 50% joint venture, is recorded on a pro-rata consolidation basis. All significant intercompany balances and transactions have been eliminated.

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

6. Designated cash represents the cash withheld for payment of production taxes from third party revenue interest owners for subsequent distribution to county taxation authorities.

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

Gas sales began in January 1995 and have improved as new wells have been drilled to a present level of 8.8 million cubic feet per day gross, or approximately 5.0 million cubic feet per day net to Evergreen.

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

Evergreen plans continual development of the Raton Basin acreage. Ten new wells were drilled in July 1996 and are now being completed. Gathering and compression systems will be upgraded and additional drilling is planned in Fall 1996.

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

In addition to the production payment, Evergreen will additional receive monthly payments based on production from the wells through 2002.

Evergreen has the option to repurchase the interests at any time between December 31, 2002, and January 1, 2008, and will automatically revert to 75% ownership in the interests if and when approximately 1.8 BCF net have been produced from the wells.

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


LIQUIDITY AND CAPITAL RESOURCES

Evergreen currently has a $7.5 million revolving line of credit with Hibernia National Bank of New Orleans with interest at the Bank's prime rate. Advances pursuant to this line of credit are limited to the borrowing base, which is presently $7.5 million. There are no restrictions associated with advances under the line. An annual fee of one half of one percent is paid quarterly for any unused portion of the credit line. The borrowing base is redetermined semi-annually by the bank based upon reserve evaluations of the Company's oil and gas properties.

The Company anticipates drilling 40 wells and expanding and upgrading gas gathering facilities during fiscal 1997. Capital requirements for the remainder of fiscal 1997 are estimated to be approximately $10 million. In addition to increased cash flow from operations and the availability of funds under its line of credit, additional funds will be needed to fulfill the 1997 development objectives. The Company is evaluating potential funding alternatives.

Leases expiring in fiscal 1997 are not material and do not require significant drilling expenditures.

Cash flows used by operating activities were $542,000 for the three months ended June 30, 1996 as compared to $160,600 in the prior year. The increase in cash used by operating activities is due primarily to changes in operating assets and liabilities which are the result of the significant increase in drilling activities in the first quarter of fiscal 1997 compared to the same period in fiscal 1996. The increase in cash used by operating assets and liabilities was offset by the significant increase in net income of $60,000 in first quarter 1996 as compared to a loss of $364,500 in first quarter 1995.

Cash flows used by investing activities were $1,520,400 during the three months ended June 30, 1996 versus $863,200 during the same period in 1995. The increase was primarily due to the continued development of the Raton Basin. During the three month period ended June 30, 1996 the Company completed and placed into production an additional ten wells.

Cash flows used by financing activities were $195,900 in the first quarter of 1996 as compared to cash flows provided by financing activities of $423,700 in the prior period. The decrease was primarily due to the net change in cash held for future distribution to third party interest owners of $565,000.

Under the terms of certain gas gathering and tie-in agreements, EOC is committed to meeting certain minimum volume levels during the term of the agreements. Through June 30, 1996, volume levels have been below the required minimums and EOC has accrued approximately $1,831,000 for this shortfall, which is included with long-term liabilities. Such amount is refundable if future volumes exceed the minimums. EOC is currently in discussions with the owner of the system concerning obtaining additional volumes or other possible alternatives which include the purchase of a portion of the system.

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


RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 1996

During the three months ended June 30, 1996, Evergreen recorded net income of $60,000 on revenues of $779,000 versus a net loss of $364,500 on revenues of $508,000 for the same period in 1995. After preferred stock dividends, the Company reported a net loss of $90,000 or two cents per common share in the current quarter versus a net loss of $440,000 or eight cents per common share in the prior quarter.

The improved performance in the current quarter is a result of increased production and revenue from the Raton Basin, reduced production (lifting) costs due to the sale of marginal and/or non-strategic properties and reduced overhead costs.

Production revenues during the three months ended June 30, 1996 were $526,300 versus $283,700 for the same period in 1995, an increase of $242,600 or 86%.

Natural gas production increased to 394.3 million cubic feet in the quarter ended June 30, 1996, compared to 207.7 million cubic feet during the same period in the prior year. This increase is attributable to substantial growth in Raton Basin production.

During the current quarter, Raton Basin gas production represented over 80% of the Company's total gas production, compared to 30% in the prior year period. At June 30, 1996, there were 31 producing Raton Basin wells compared to 9 producing wells at June 30, 1995.

Natural gas prices averaged $1.33 per Mcf during the three months ended June 30, 1996 versus $1.18 per Mcf in the prior year quarter. The Company currently enters into contracts with various purchasers for periods ranging from one to six months.

The Company has no significant oil reserves, production or revenues.

Production costs and taxes for the three months ended June 30, 1996 were $131,900 compared to $248,200 for the same period in 1995. This 47% reduction is due to the sale or shutting-in of marginal, non-strategic properties with high lifting costs. Shut-in wells will be returned to production if economically justifiable or plugged.

During the Company's last four fiscal years, production (lifting) costs have declined:


                                   1993      1994      1995      1996
                                   ----      ----      ----      ----
Equivalent Mcf lifting cost        $1.91     $1.21     $1.10     $0.77

During the quarter ended June 30, 1996, average lifing cost was $0.33 per equivalent Mcf versus $0.93 per equivalent Mcf during the same period in 1995.

The Company anticipates Raton Basin lifting costs to decline further as additional wells are brought into production. During the three months ended June 30, 1996, the Company re-classified gas gathering and marketing costs.


                                        Three Months Ended June 30
                                        --------------------------
                                            1996            1995
     Gas
     ---
          Revenues                        $523,100       $245,400
          Production (Mcf)                 394,300        207,700
          Avg. Price per Mcf                 $1.33          $1.18
     Oil
     ---
          Revenues                          $3,300        $38,400
          Production (Barrels)                 141          2,000
          Avg. Price per Barrel             $23.06         $19.62

     Production Cost
          Per Equivalent Mcf                 $0.33          $0.93

Oil and gas service revenues and cost of oil and gas services are attributable to the Company's wholly owned subsidiary Evergreen Operating Corporation (EOC), which is primarily responsible for drilling, evaluation and production activities associated with various properties and for negotiating the sales of oil and gas production from the properties. As of August 2, 1996, EOC was serving as Operator for approximately 150 producing wells owned by the Company and also by other unaffiliated third parties.

During the three months ended June 30, 1996 oil and gas service revenues and expenses were basically unchanged from the prior year's levels.

Interest income was $51,600 during the three months ended June 30, 1996 as compared to $23,200 during the three months ended June 30, 1995. The increase in interest is due to an increase in cash from the proceeds of the preferred stock and sales of properties.

Depreciation, depletion and amortization was $201,800 during 1996 as compared to $167,200 in 1995. The increase is due to the increase in gas production and added gas gathering equipment in the Raton Basin.

General and administrative expenses were $149,300 during the three months ended June 30, 1996 versus $202,300 during the same period in 1995. The decrease of $53,000 was due to a reduction in personnel and the related salary expense, the consolidation of the corporate offices to Denver and general overhead reductions.



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



                                   EVERGREEN RESOURCES, INC.
                                        (Registrant)





DATE:     August 2, 1996           By:       /s/ James S. Williams
                                         ------------------------------
                                                  James S. Williams
                                                  Chairman of the Board