Form 10-Q
period 1996-09-30
EVERGREEN RESOURCES INC
filed 1996-11-12
CIK 353943

                       Securities and Exchange Commission
                            Washington, DC   20549
                       ----------------------------------


                                 FORM 10-Q
                              Quarterly Report



                     Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934


                    FOR THE QUARTER ENDED SEPTEMBER 30, 1996
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

                            X   Yes         No
                          -----       -----

Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest date.

              CLASS                        OUTSTANDING AT NOVEMBER 11,  1996
   Common Stock, No Par Value                         9,102,000

                          EVERGREEN RESOURCES,  INC.
                                   INDEX



                                                                           Page
                                                                          Number
                                                                          ------
PART I.   FINANCIAL INFORMATION

          Consolidated Balance Sheets as of September 30, 1996
            and March 31, 1996. . . . . . . . . . . . . . . . . . . . . . .    3

          Consolidated Statements of Operations for the Six and Three
            Months Ended September 30, 1996 and September 30, 1995. . . . .  4-5

          Consolidated Statements of Cash Flows for the Six Months
            Ended September 30, 1996 and September 30, 1995 . . . . . . . .    6

          Notes to Consolidated Financial Statements. . . . . . . . . . . .    7

          Management's Discussion and Analysis of Financial
            Condition and Results of Operations . . . . . . . . . . . . . . 8-13


PART II.  OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . . .   13

                          EVERGREEN RESOURCES, INC.
                         CONSOLIDATED BALANCE SHEETS
                                 (UNAUDITED)

                      ASSETS                                    Sept. 30, 1996         March 31, 1996
                                                                --------------         --------------
CURRENT:
   Cash and cash equivalents                                    $  1,131,629           $  3,702,511
   Accounts receivable:
      Oil and gas sales                                              653,542                237,178
      Joint interest billings and other                              839,556                897,142
   Other current assets                                              589,926                132,446
                                                                ------------           ------------
         TOTAL CURRENT ASSETS                                      3,214,653              4,969,277
                                                                ------------           ------------
PROPERTY AND EQUIPMENT:
   Proved oil and gas properties, based on full-cost accounting   47,002,527             36,378,828
   Unevaluated properties not subject to amortization              8,718,401              7,792,739
   Gas gathering equipment                                        10,158,051              4,415,439
   Support equipment                                                 696,443                595,656
                                                                ------------           ------------
                                                                  66,575,422             49,182,662
   Less accumulated depreciation, depletion and amortization     (12,124,859)           (11,558,516)
                                                                ------------           ------------
         NET PROPERTY AND EQUIPMENT                               54,450,563             37,624,146
                                                                ------------           ------------
DESIGNATED CASH                                                    1,310,634                770,076
OTHER ASSETS                                                       1,439,282                808,218
                                                                ------------           ------------
                                                                $ 60,415,132           $ 44,171,717
                                                                ------------           ------------
                                                                ------------           ------------

   LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                             $  1,425,834              1,204,378
   Accrued expenses and other                                        573,775                162,127
   Amounts payable to oil and gas property owners                    651,922              1,123,465
                                                                ------------           ------------
         TOTAL CURRENT LIABILITIES                                 2,651,531              2,489,970
LONG-TERM LIABILITIES
   Obligations under capital leases                                1,335,143                191,956
   Notes payable                                                   6,089,000                     --
   Other long term liabilities                                     2,030,878              1,630,878
PRODUCTION TAXES PAYABLE                                           1,310,634                770,076
                                                                ------------           ------------
         TOTAL LIABILITIES                                        13,417,186              5,082,880
                                                                ------------           ------------
REDEEMABLE PREFERRED STOCK                                         7,500,000              7,500,000
                                                                ------------           ------------
COMMON STOCKHOLDERS' EQUITY:
   Common stock, shares issued and outstanding,
      7,102,000 and 5,899,736                                         71,021                 58,998
   Additional paid-in capital                                     49,624,037             41,822,026
   Accumulated deficit                                            (9,807,674)            (9,873,715)
   Foreign currency translation adjustment                          (389,438)              (418,472)
         TOTAL STOCKHOLDERS' EQUITY                               39,497,946             31,588,837
                                                                ------------           ------------
                                                                $ 60,415,132           $ 44,171,717
                                                                ------------           ------------
                                                                ------------           ------------

See accompanying notes to consolidated financial statements

                        EVERGREEN RESOURCES, INC.

                 CONSOLIDATED STATEMENTS OF OPERATIONS
                              (UNAUDITED)


                                              Six Months Ended September 30
                                              ------------------------------
                                                  1996               1995
                                                  ----               ----

REVENUE:
   Oil and gas production                      $1,655,413        $  524,511
   Oil and gas services                           365,862           370,453
   Interest and dividend income                    82,946            66,869
                                               ----------        ----------
   Other income                                    35,816           535,426

      TOTAL REVENUES                            2,140,037         1,497,259
                                               ----------        ----------

COSTS AND EXPENSES:
   Cost of production and operations              364,616           387,551
   Gas gathering costs                             74,997           118,611
   Cost of oil and gas services                   401,967           375,926
   Depreciation, depletion and amortization       498,679           322,202
   General and administrative expenses            316,649           398,449
   Interest expense                               108,455            18,958
   Other expense                                    8,633            (7,979)
                                               ----------        ----------

      TOTAL COSTS AND EXPENSES                  1,773,996         1,613,718
                                               ----------        ----------

NET INCOME (LOSS)                                 366,041          (116,459)

PREFERRED STOCK DIVIDENDS                         300,000           204,620
                                               ----------        ----------

NET INCOME (LOSS) ATTRIBUTABLE
   TO COMMON STOCK                             $   66,041         $(321,079)
                                               ----------        ----------
                                               ----------        ----------

NET INCOME (LOSS) PER SHARE OF COMMON STOCK    $     0.01         $   (0.06)
                                               ----------        ----------
                                               ----------        ----------

WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING                           6,307,267         5,674,141
                                               ----------        ----------
                                               ----------        ----------




See accompanying notes to consolidated financial statements.

                         EVERGREEN RESOURCES, INC.

                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                (UNAUDITED)

                                              Three Months Ended September 30,
                                                  1996               1995
REVENUE:                                          ----               ----
   Oil and gas production                      $1,129,069         $  240,772
   Oil and gas services                           174,953            184,563
   Interest income                                 31,347             43,679
   Other income                                    25,788            520,216
                                               ----------         ----------
      TOTAL REVENUES                            1,361,157            989,230
                                               ----------         ----------
COSTS AND EXPENSES:
   Cost of production and operations              232,663            156,870
   Gas gathering costs                             31,099             60,350
   Cost of oil and gas services                   217,126            163,285
   Depreciation, depletion and amortization       296,839            155,052
   General and administrative expenses            167,379            196,189
   Interest expense                                99,070              9,744
   Other expense                                   10,970               (270)
                                               ----------         ----------
      TOTAL COSTS AND EXPENSES                  1,055,146            741,220
                                               ----------         ----------
NET INCOME                                        306,011            248,010


PREFERRED STOCK DIVIDENDS                         150,000            129,620
                                               ----------         ----------
NET INCOME ATTRIBUTABLE
    TO COMMON STOCK                            $  156,011         $  118,390
                                               ----------         ----------
                                               ----------         ----------
NET INCOME PER SHARE OF COMMON STOCK           $     0.02         $     0.02
                                               ----------         ----------
                                               ----------         ----------
WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING                           6,710,369          5,674,141
                                               ----------         ----------
                                               ----------         ----------

See accompanying notes to consolidated financial statements.

                         EVERGREEN RESOURCES, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)


                                                         Six Months Ended September 30
                                                         -----------------------------
                                                             1996               1995
                                                             ----               ----

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                      $   366,040       $  (116,459)
  Adjustments to reconcile net income (loss) to
    cash provided (used) by operating activities:
      Depreciation, depletion and amortization               498,679           322,202
      Gain on sale of subsidiary and other                        --          (525,287)
      Other                                                   50,568                --
      Changes in operating assets and liabilities:
        Decrease (increase) in accounts receivable           204,337           (40,520)
        Decrease (increase) in current assets               (312,620)         (141,342)
        Increase (decrease) in accounts payable              (41,952)         (219,215)
        Increase (decrease) in accrued expenses              (46,973)          144,379
                                                         -----------        ----------

      Net cash  provided (used) by  operating activities     718,079          (576,242)
                                                         -----------        ----------

Cash flows from investing activities:
  Investment in property and equipment                    (4,855,357)       (1,512,864)
  Proceeds from sale of subsidiary                                --           580,000
  Proceeds from sale of oil and gas assets                   403,046           122,180
  Designated cash                                           (540,558)          (70,599)
  Change in production taxes payable                         540,558            70,599
  Change in other assets                                    (489,769)          (42,130)
                                                         -----------        ----------

      Net cash used by investing activities               (4,942,080)         (852,814)
                                                         -----------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from notes payable                          2,493,000                --
  Proceeds from sale of preferred stock                           --         3,750,000
  Debt issue costs                                            (9,661)          (52,880)
  Principal payments on capital lease obligations            (52,455)          (23,319)
  Payment of preferred stock dividends                      (300,000)         (204,620)
  Increase in cash held from operating oil
    and gas properties                                      (471,543)          (30,421)
                                                         -----------        ----------

      NET CASH PROVIDED BY  FINANCING ACTIVITIES           1,659,341         3,438,760
                                                         -----------        ----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                       (6,222)           20,770
                                                         -----------        ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS      (2,570,882)        2,030,474

CASH AND CASH EQUIVALENTS AT THE
BEGINNING OF THE PERIOD                                    3,702,511         2,038,157
                                                         -----------        ----------

CASH AND CASH EQUIVALENTS AT THE
END OF THE PERIOD                                        $ 1,131,629        $4,068,631
                                                         -----------        ----------
                                                         -----------        ----------

See accompanying notes to consolidated financial statements.

                         EVERGREEN RESOURCES, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         AS OF SEPTEMBER 30, 1996


1. In the opinion of Management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Company's financial position as of September 30, 1996 and the results of its operations and changes in financial position for the three months and six months then ended. All such adjustments are of a normal recurring nature.

2. Certain information at March 31, 1996 has been condensed from the audited financial statements included in the Company's most recent filing on Form 10-K.

3. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Evergreen Operating Corporation ("EOC"), Evergreen Resources (UK) Limited ("ERUK"), Primero Gas Marketing Co. (Primero), and Powerbridge, Inc. ("PBI"). All significant intercompany balances and transactions have been eliminated.

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

                           EVERGREEN RESOURCES, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RECENT DEVELOPMENTS

UNDERWRITING

On October 28, 1996, the Company completed a public offering of its common shares, whereby it sold 2,000,000 shares at $5.75 per share. Total proceeds, net of underwriters' commissions, were approximately $10.3 million.

PBI ACQUISITION

Effective August 1, 1996, Evergreen acquired 100% of the outstanding common stock of Powerbridge, Inc. and the limited partnership interests of Energy Investor Funds I and II (collectively "PBI").

Evergreen acquired approximately 37 BCF of proved natural gas reserves, approximately 24 BCF of which are developed, together with 25% working interest in 120,000 gross acres and 50% interest in an associated gas gathering and marketing system. All of these assets are located on Evergreen's present acreage position in the Raton Basin. Evergreen issued 1,162,266 restricted shares of Evergreen Common Stock and assumed $3.6 million of long term bank debt owed to Hibernia National Bank.

The acquisition of these assets increased Evergreen's interest to 100% in all leases, reserves, production, and associated gathering facilities on the Company's 120,000 gross acres in the Raton Basin.

At March 31, 1996, Evergreen reported 80 BCF of proved reserves, based on an independent engineering study which has been updated. As of August 1, 1996, Evergreen's proved reserves increased to 128 BCF, through the above reported acquisition and other development activity in the Raton Basin. Approximately 59% of these proved reserves are developed. Present value of future net revenues before income taxes discounted at 10% increased from $30 million at March 31, 1996, to $51 million as of August 1, 1996.

RATON BASIN

Since December 1991, Evergreen has acquired oil and gas leases covering over 120,000 gross acres in the Raton Basin, Las Animas County in Southeastern Colorado. This acreage position will support over 500 wells on 160 acre spacing. Independent engineering estimates indicate reserve potential of approximately 1.5 -2.0 billion cubic feet of gas per well.

Since early 1994 Evergreen has drilled fifty-four coalbed methane gas wells in the Vermejo coals at depths of 700 to 1,800 feet. Forty-one of these wells are producing; twelve are being completed and will be placed into production during December 1996 and January 1997. One well will be placed into production in mid-97 when gathering facilities are available.

Gas sales began in January 1995 and have improved, as new wells have been drilled, to a present level of 11.5 million cubic feet per day gross, or approximately 10 million cubic feet per day net to Evergreen.

In March 1995, the Bureau of Land Management designated approximately 67,000 acres of Evergreen's Raton Basin oil and gas leases as a Federal Unit called the Spanish Peaks Unit.

Evergreen has been named Unit Operator. Formation of the Unit allows Evergreen to base development decisions within the Unit on technical, geologic and geophysical data rather than the fulfillment of term lease obligations. Evergreen's remaining Unit commitment is to drill and evaluate one new unit obligation well by December 31, 1997.

Evergreen plans continual development of the Raton Basin acreage. Existing gathering and compression systems are now being upgraded.

CIG AGREEMENT

On September 5, 1996, Evergreen (through its marketing joint venture with Primero Gas Marketing Company) entered into an agreement with Colorado Interstate Gas Company ("CIG") providing for CIG's construction of a gas blending facility in Trinidad, Colorado, 10 miles from Evergreen's wells and a firm transportation agreement for a ten year term. Evergreen's gas production is relatively pure methane and to meet CIG pipeline specifications, CIG desires to have small quantities of nitrogen blended with the methane. CIG will construct a nitrogen blending facility capable of blending at least 30 million cubic feet of gas per day, to be in service on or about January 1, 1997. Evergreen has entered into a firm transportation agreement at CIG's current tariff rates to transport gas to Dumas, Texas. Evergreen will be obligated to transport at least 10,000 MMBtu per day (approximately 10.4 million cubic feet of gas), and will be allowed to transport an additional 15,000 MMBtu per day at a fixed charge. This transportation agreement will provide Evergreen access to Midwest markets and the Company believes that it will receive higher gas prices as a result.

FALKLAND ISLANDS

Evergreen has a net 2% working interest in a consortium which has recently been awarded an exploration license for Tranche A in the First Offshore Falkland Islands Licensing Round.

Amerada Hess (Falklands Islands) Limited is Operator of the consortium, which includes Fina Exploration Atlantic BV, Murphy South Atlantic Oil Company, Teikoku Oil Co. Ltd., and Argos Evergreen Limited.

Argos Evergreen Limited, a 5% working interest holder in the consortium, is a joint venture company formed in the Falkland Islands and owned 60% by Argos Resources Limited and 40% by Evergreen Resources (UK) Limited, the UK subsidiary of Evergreen Resources Inc.

Argos Resources Limited is a subsidiary of Argos Limited, a Falkland Islands company which owns and operates a fleet of deep sea fishing vessels in the Falkland Islands area.

The license covers 626 square miles and lies approximately 150 miles to the north of the islands in water depths ranging up to 1,575 feet. This area incorporates part of a major unexplored sedimentary basin which has not yet been tested by drilling. It therefore represents a rare opportunity to be involved during the early phase of exploration in an unexplored basin.

SAN JUAN BASIN

Effective June 1, 1996, Evergreen sold its working interests in six producing wells in the San Juan Basin, Rio Arriba County, New Mexico. The wells qualify for the Section 29 tax credit. The working interests were sold to a limited partnership owned and controlled by Banque Paribas.

Evergreen received $53,000 cash and a volumetric production payment under which Evergreen will receive 99% of the cash flow from the wells until approximately 1.1 billion cubic feet of gas have been produced and sold net to the well interests. At present production levels, the production payment will end in 4 - 5 years.

In addition to the production payment, Evergreen will receive additional monthly payments based on production from the wells through 2002.

Evergreen has the option to repurchase the interests at any time between December 31, 2002, and January 1, 2008, and will automatically revert to 75% ownership in the interests if and when approximately 1.8 BCF net have been produced from the wells.

Evergreen owns varying interests in sixteen additional wells in the San Juan Basin, the majority of which are shut-in at present because of low production volumes.

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

LIQUIDITY AND CAPITAL RESOURCES

Evergreen currently has a $15.0 million revolving line of credit with Hibernia National Bank of New Orleans with interest at the Bank's prime rate. Advances pursuant to this line of credit are limited to the borrowing base, which is presently $15.0 million. There are no restrictions associated with advances under the line. An annual fee of one half of one percent is paid quarterly for any unused portion of the credit line. The borrowing base is redetermined semi-annually by the bank based upon reserve evaluations of the Company's oil and gas properties. The Company used a portion of the proceeds of the underwriting to retire $2.5 million outstanding under the line of credit and the $3.6 million assumed in the PBI acquisition. As of November 11, 1996, there are no borrowings on the line.

The Company anticipates drilling 30 to 40 wells and expanding and upgrading gas gathering facilities during fiscal 1997. Capital requirements for the remainder of fiscal 1997 are estimated to be approximately $7 million. The Company believes that cash flow from operations, the availability of funds under its line of credit, and funds from the underwriting will be sufficient to fulfill the 1997 development objectives.

Leases expiring in fiscal 1997 are not material and do not require significant drilling expenditures.

Cash flows provided by operating activities were $718,000 for the six months ended September 30, 1996 as compared to cash used by operating activities of $576,000 in the prior year. The significant increase in the cash flows provided by operating activities is due primarily to improved operating results as a result of higher gas production, higher gas prices, the PBI acquisition and the monetization of the San Juan Basin section 29 tax credits.

Cash flows used by investing activities were $4,942,000 during the six months ended September 30, 1996 versus $853,000 during the same period in 1995. The increase was primarily due to the continued development of the Raton Basin including increased capital expenditures resulting from the PBI acquisition.

Cash flows provided by financing activities were $1,659,000 during the six months ended September 30, 1996 as compared to $3,439,000 in the prior period. The decrease was due primarily to the Company using $2,500,000 of its line of credit for drilling activities in 1996 compared to receiving proceeds from the sale of preferred stock of $3,750,000 in 1995.

The Company's production from its San Juan basin properties has not met the minimum volume requirements under its transportation agreements with El Paso Field Services ("El Paso"). As of September 30, 1996, the cumulative obligation of the Company to El Paso resulting from this shortfall was $2,031,000. At current rates of production, this liability would increase to over $3 million by the end of the contract term in July 1998. The Company is currently in discussions with El Paso concerning alternative resolutions to the shortfall, including the purchase by the Company of a portion of El Paso's pipeline system. However, there is no assurance that an alternative agreement will be reached.

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

RESULTS OF OPERATIONS - SIX MONTHS ENDED SEPTEMBER 30, 1996

The Company reported net income of $66,000 or $0.01 per common share for the six months ended September 30, 1996, compared to a net loss of $321,100 or $0.06 per common share for the same period in 1995.

For the three months ended September 30, 1996, the Company reported net income of $156,000 or $0.02 per common share compared to net income of $118,400 or $0.02 per common share for the same period in 1995, which included a $525,000 gain on an asset sale.

Natural gas revenues were $1,652,700 during the six months ended September 30, 1996, compared to $456,000 for the same period in the prior year.

During the three months ended September 30, 1996, natural gas revenues were $1,129,600 versus $210,500 in the prior year.

The Company has no significant oil reserves, production or revenues.

The significant year-to-year increase in natural gas revenue during the six months ended September 30, 1996, is attributable to substantially higher Raton Basin production volumes sharply higher natural gas prices and the monetization of the San Juan Basin tax credit.

The higher gas production volumes and gas revenues in the quarter ended September 30, 1996, are due to ten new Raton Basin wells being placed into production, higher gas prices, and the PBI acquisition.

During the quarter ended September 30, 1996, Raton Basin gas production represented over 88% of the Company's total gas production, compared to 49% for the same period in the prior year. At September 30, 1996, there were 31 producing Raton Basin wells compared to 16 producing wells at September 30, 1995.

Production costs and taxes (lifting costs) for the six months ended September 30, 1996, were $364,600 compared to $388,000 for the same period in 1995. On an equivalent Mcf basis (Mcfe), lifting costs declined from $0.88 per Mcf in the six months ended September 30, 1995 to $0.33 per Mcf in the current year.

                                 Six Months Ended       Three Months Ended
                                   September 30,           September 30,
                              ---------------------   ---------------------
                                 1996        1995        1996        1995

   Gas Production (Mcf)        1,118,700    414,500      724,400    206,800
   Gas Revenues               $1,652,700   $456,000   $1,129,600   $210,500
   Avg. Price per Mcf              $1.48      $1.10        $1.56      $1.02

   Production Cost per Mcfe        $0.33      $0.88        $0.32      $0.71

Oil and gas service revenues and cost of oil and gas services are attributable to the Company's wholly owned subsidiary Evergreen Operating Corporation (EOC), which is primarily responsible for drilling, evaluation and production activities associated with various properties and for negotiating the sales of oil and gas production from the properties. As of November 8, 1996, EOC was serving as Operator for approximately 160 producing wells owned by the Company and also by other unaffiliated third parties.

During the six months ended September 30, 1996, oil and gas service revenues were $365,800, versus $370,500 for the six months ended September 30, 1995, a 2% decrease. Costs of oil and gas services during the six months ended September 30, 1996 were $402,000 vs. $376,000 for the prior year, a 7% increase.

Depreciation, depletion and amortization expense for the six months ended September 30, 1996 was $498,700 compared to $322,200 in the prior year. The increase is due to the increase in gas production in the Raton Basin.

General and administrative expenses were $317,000 during the six months ended September 30, 1996 as compared to $398,000 during 1995. The $81,000 decrease is due to overhead reductions.

Interest income for the six months ended September 30, 1996 was $83,000 compared to $66,900 in 1995.

Interest expense for the six months ended September 30, 1996 was $108,000 versus $18,000 during the same period in 1995. The $90,000 increase is due to the debt assumed by the Company as a result of the PBI acquisition, the interest on the line of credit borrowings, and the interest on the capital lease obligations.

The Company reported $35,800 of other income during the six months ended September 30, 1996, compared to $535,400, the result of an asset sale, in the prior year.


                         PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

The Company is not engaged in any material pending legal proceedings to which the Company or its subsidiaries is a party or to which any of its property is subject.

ITEM 2.  CHANGES IN SECURITIES.

Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

At the Company's Annual Meeting on August 15, 1996, Shareholders elected John
J. Ryan, III, to a new three year term as a Director.

ITEM 5.  OTHER INFORMATION.

Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

On August 21, 1996, a report on Form 8-K was filed, and on September 6, 1996 a report on Form 8K/A was filed. Each of these reports were filed pursuant to the PBI acquisition.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          EVERGREEN RESOURCES, INC.
                                               (Registrant)



DATE: November 11, 1996                   By: /s/ James S. Williams
                                              ------------------------
                                              James S. Williams
                                              Chairman of the Board