Form 10-K405
period 1996-12-31
EVERGREEN RESOURCES INC
filed 1997-03-24
CIK 353943

=============================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

   /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For Nine-Month Period Ended December 31, 1996

                                       or

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the Transition Period From ________ to ________

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days /X/ Yes / / No

     Indicate by check mark if there are no delinquent filers to disclose herein pursuant to Item 405 of Regulation S-K, and there will not be any delinquent filers to disclose, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

     As of March 20, 1997, the Registrant had 9,392,220 common shares outstanding, and the aggregate market value of the common shares held by non-affiliates was approximately $48,000,000, based upon the closing price of $8.00 per share for the common stock on March 20, 1997 reported by NASDAQ.

DOCUMENTS INCORPORATED BY REFERENCE: DEFINITIVE PROXY MATERIALS FOR 1997 ANNUAL MEETING OF STOCKHOLDERS - PART III, ITEMS 10,11,12, AND 13.

=============================================================================

                               TABLE OF CONTENTS

                                     PART I                              PAGE
                                                                         ----
     Item 1.    Business.................................................   3
     Item 2.    Properties...............................................   7
     Item 3.    Legal Proceedings........................................  12
     Item 4.    Submission of Matters to a Vote of Security Holders .....  12

                                    PART II

     Item 5.    Market for Registrant's Common Equity and Related
                  Stockholder Matters....................................  12
     Item 6.    Selected Financial Data..................................  13
     Item 7.    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations....................  14
     Item 8.    Financial Statements and Supplementary Data..............  18
     Item 9.    Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure....................  18

                                   PART III

     Item 10.   Directors and Executive Officers of the Registrant.......  18
     Item 11.   Executive Compensation...................................  18
     Item 12.   Security Ownership of Certain Beneficial Owners
                  and Management.........................................  18
     Item 13.   Certain Relationships and Related Transactions...........  18

                                    PART IV

     Item 14.   Exhibits, Consolidated Financial Statement Schedules
                  and Reports on Form 8-K................................  18
     Signatures..........................................................  19


     Quantities of natural gas are expressed in this report in terms of thousand cubic feet (Mcf), million cubic feet (Mmcf) or billion cubic feet (Bcf). Oil is quantified in terms of barrels (bbls), thousands of barrels (Mbbls) and million of barrels (MMbbls). Oil is compared to natural gas in terms of equivalent thousand cubic feet (Mcfe). One barrel of oil is the energy equivalent of six Mcf of natural gas.

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

     Evergreen Operating Corporation, a wholly owned subsidiary, presently is designated Operator for 170 oil and gas wells for Evergreen and also for other owners.

     Evergreen Resources (UK) Ltd., a wholly owned subsidiary, holds extensive exploration licenses onshore in the United Kingdom and 2% interest in a group exploring offshore in the Falkland Islands.

     The authorized capitalization of the Company is 50,000,000 shares of no par value common stock of which 9,392,220 shares were issued and outstanding at March 21, 1997. Evergreen has an authorized capital of 25,000,000 shares of $1.00 par value Preferred Stock, 6,000,000 of which were issued and outstanding at March 21, 1997.

     Virtually 100% of the Company's proved reserves, production and revenues are attributable to natural gas.

RECENT DEVELOPMENTS

     FISCAL YEAR

     Effective with the period ended December 31, 1996, the Company elected to begin utilizing a December 31 fiscal year end. Therefore, the period ended December 31, 1996 represents a nine-month short period as compared to the twelve month fiscal years ended March 31, 1996, 1995, and 1994.

     CHILE

     On March 18, 1997 the Government of Chile awarded an oil and gas exploration contract to Evergreen on two 5,000 square kilometer (1.2 million acre) blocks in Northern Chile.

     Evergreen has 75% working interest in the blocks and will serve as Operator. Empresa Nacional del Petroleo (ENAP), the State-owned energy company, holds the remaining 25% working interest. The Chilean government will initially receive a 10% royalty on production up to 10,000 barrels per day.

     Both exploration blocks are located in the Tamarugal Basin, which has been identified by Evergreen as a probable geologic analogue to the Neuquen Basin of Argentina. The Tamarugal Basin is thought to be a thermally-mature Jurassic back-arc basin, comprised of thick sequences of source rock, along with potential reservoir beds in the form of sandstone and limestone.

     The Neuquen Basin has proved oil reserves of 1.9 billion barrels of oil and 18 trillion cubic feet of gas, representing a substantial percentage of the total oil and gas reserves of Argentina.

     Evergreen and ENAP will share the following work commitments proportionately, stated as Exploration Periods for each block:

PERIOD        TERM               WORK COMMITMENT
------        ----               ---------------
   1          1 Year             Geologic mapping, aeromagnetic and
                                 gravity surveys
   2          2 Years            200 km seismic
   3          2 Years            1 exploratory well
  4-9         1 year each        1 exploratory well

     Evergreen and ENAP may relinquish up to 100% of the blocks at the end of each exploration period. If the blocks go into production, the contracts will last 35 years.

     SANGRE DE CRISTO UNIT

     In January, 1997, the Bureau of Land Management designated approximately 33,000 acres of Evergreen's Raton Basin oil and gas leases as a new Federal Unit called the Sangre de Cristo Unit. Evergreen has been named Unit Operator. Evergreen's Unit obligation is to drill and attempt completion of two new wells in the Unit during 1997. The previously formed 67,000 acre Spanish Peaks Unit combined with the new Sangre de Cristo Unit represent approximately 83% of Evergreen's 120,000 gross acres in the Raton Basin.

     PREFERRED CONVERSION

     As of December 1, 1996, 1,500,000 shares of the Preferred were converted to 230,770 shares of common stock and 250,000 five-year stock purchase warrants. 100,000 of the warrants are exercisable at $7.80 per share and 150,000 are exercisable at $7.00 per share.

     PBI ACQUISITION

     Effective August 1, 1996, Evergreen acquired 100% of the outstanding common stock of Powerbridge, Inc. and the limited partnership interests of Energy Investor Funds I and II (collectively "PBI").

     Evergreen acquired approximately 37 BCF of proved natural gas reserves, approximately 24 BCF of which are developed, together with a 25% working interest in 120,000 gross acres and a 50% interest in an associated gas gathering and marketing system. All of these assets are located on Evergreen's present acreage position in the Raton Basin. Evergreen issued 1,162,266 restricted shares of Evergreen Common Stock and assumed $3.6 million of long term bank debt owed to Hibernia National Bank.

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

     CIG AGREEMENT

     On September 5, 1996, Evergreen (through its wholly owned subsidiary Primero Gas Marketing Company) entered into a firm transportation agreement for a ten-year term with Colorado Interstate Gas Company ("CIG"). The firm transportation agreement, effective January 1, 1997, at CIG's current tariff rates, allows the Company to transport gas to Dumas, Texas. Evergreen will be obligated to transport at least 10,000 MMBtu per day, and will be allowed to transport an additional 15,000 MMBtu per day at a fixed charge. The transportation agreement provides Evergreen access to Midwest markets and the Company believes that this will improve gas marketing options.

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

     The license covers 626 square miles and lies approximately 225 miles to the north of the islands in water depths ranging up to 1,575 feet. This area incorporates part of a major unexplored sedimentary basin which has not yet been tested by drilling. It therefore represents a rare opportunity to be involved during the early phase of exploration in an unexplored basin.

FOCUS

     The Company intends to dedicate the majority of its resources for the foreseeable future on development of Evergreen's coalbed methane project in the Raton Basin of Colorado.

     At December 31, 1996, the Raton Basin represented 97% of the Company's total proved reserves on both a unit and value basis.

     As of mid-March 1997, the Raton Basin represented approximately 95% of Evergreen's net daily production of natural gas.

     Since December 1991, Evergreen has acquired oil and gas leases covering over 120,000 gross acres in the Raton Basin, Las Animas County in Southeastern Colorado. This acreage position will support over 500 wells on 160 acre spacing. Independent engineering estimates indicate reserve potential of approximately 1.5 - 2.0 billion cubic feet of gas per well.

     Since first test drilling and evaluation, begun in August 1993, 54 wells have been drilled, 52 of which are presently on production. Combined daily gross production from the 52 producing wells now exceeds 17.5 million cubic feet per day.

     Evergreen management believes that the Company's Raton Basin Project is worthy of full scale development for these reasons:

     - DRILLING RESULTS ON TARGET -- The first 52 producing wells now exceed
       17.5 million cubic feet of combined gross daily gas production -- higher than Evergreen's original forecasts.

     - LOW FINDING AND DEVELOPMENT COSTS -- Wells drilled, completed and hooked-up for gas sales to date in the Raton Basin have average reserves estimated at 1.8 BCF of gas at a cost per well of approximately $300,000. Average finding cost for the period August 1, 1993 through December 31, 1996 was $0.21 per Mcf.

     - LOW LIFTING COSTS -- Lifting costs were approximately $0.33 per MCF during the nine months ended December 31, 1996. Additional economies of scale may be achievable in the future as more wells are developed.

     - LARGE ACREAGE POSITION -- Evergreen has over 120,000 gross acres under lease in the Raton Basin, 100,000 of which are presently held by two Federal Units. This acreage will support a multi-year development project of over 500 wells.

     - IMPROVED GAS PRICES -- Recent higher gas volumes have permitted access to new gas markets and improved gas prices.

OTHER ACTIVITIES

     The Company continues to hold discussions with various funding sources, including potential Industry Partners, for the purpose of resuming evaluation and development of Evergreen's onshore UK licenses.

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

CUSTOMERS AND MARKETS

     Substantially all of the Company's production is sold at the well site as it is produced. The principal markets for oil and gas are refineries, gas marketing and transmission companies which have facilities near the Company's producing properties.

     Evergreen's business is not seasonal in nature, except to the extent that weather conditions at certain times of the year may affect supply and demand for natural gas as well as Evergreen's access to its properties and its ability to drill gas wells. The impact of inflation on the Company's activities is minimal.

     Evergreen had three major customers for the sale of oil and gas as of December 31, 1996, who purchased approximately 59% (Natural Gas Transmission Services, Inc.), 12% (AIG Trading Corporation) and 12% (Aquila Energy Corporation) of the Company's oil and gas production respectively. The loss of these customers would not have a material adverse effect on Evergreen's business.

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

EMPLOYEES

     At March 21, 1997, the Company had 33 employees.

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

CERTAIN RISKS

     Natural gas prices are likely to continue to be volatile. Prices are affected by, among other things, market supply and demand factors. These factors are beyond the control of the Company. To the extent that oil and gas prices decline, the Company's revenues, cash flows, earnings and operations would be adversely impacted. The Company is unable to accurately predict future natural gas prices.

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

     In general, the volume of production from gas properties owned by the Company declines as reserves are depleted. Except to the extent the Company acquires additional properties containing proved reserves or conducts successful exploration and development activities, or both, the proved reserves of the Company will decline as reserves are produced. Volumes generated from future activities of the Company are therefore highly dependent upon the level of success in acquiring or finding additional reserves and the costs incurred in doing so.


ITEM 2.   PROPERTIES

PROPERTY CONSOLIDATION

     In August 1994, Management decided to focus the Company's domestic efforts and resources on development of the Raton Basin of Colorado. The number of states in which Evergreen owns or operates oil and gas properties has now been reduced from twelve to two states, with no material impact on the Company's reserves or financial condition.

OPERATIONS

     The Company's wholly owned subsidiary, Evergreen Operating Corporation
(EOC), is primarily responsible for drilling, evaluation and production activities associated with various properties and for negotiating the sales of oil and gas production from the properties. As of March 21, 1997, EOC was serving as operator for approximately 170 producing wells owned by the Company and also by other affiliated and unaffiliated third parties.

     The Company believes that, as operator, it is in a better position to control costs, safety, and timeliness of work as well as other critical factors affecting the economics of a well or a property, including maintaining good community relations.

     EOC presently operates wells which represent 100% of Evergreen's proved reserves.

OIL AND GAS RESERVES

     The table below sets forth the Company's quantities of proved reserves, as estimated by independent petroleum engineers, all of which were located in the continental U.S., and the present value of estimated future net revenues from these reserves on a non-escalated basis discounted by 10 percent per year as of the end of each of the last three fiscal years and the nine months ended December 31, 1996. There has been no major discovery or other favorable or adverse event that is believed to have caused a significant change in estimated proved reserves subsequent to December 31, 1996.

                                        NINE MONTHS
                                          ENDED
                                        DECEMBER 31       FISCAL YEARS ENDING MARCH 31
                                       ------------   ---------------------------------------
                                           1996           1996         1995          1994
                                           ----           ----         ----          ----
Estimated Proved Gas Reserves (Mcf)     150,719,700    80,926,100    57,882,100    51,588,100

 Estimated Proved Oil Reserves (Bbls)         2,600         4,800       842,900     1,643,100

 Present Value of Future Net Revenues
 (before future income tax expense)    $ 70,498,500   $30,163,400   $23,312,300   $32,443,800

     Reference should be made to Supplemental Oil and Gas Information beginning on page F-20 of this report for additional information pertaining to the Company's proved oil and gas reserves. During fiscal 1996 the Company did not file any reports that include estimates of total proved net oil or gas reserves with any federal agency other than the Securities and Exchange Commission.


PRODUCTION

     The following table sets forth the Company's net oil and gas production for the nine months ended December 31, 1996 and for the years ended March 31, 1996, 1995 and 1994.

                                    NINE MONTHS
                                       ENDED
                                     DECEMBER 31       YEAR ENDED MARCH 31
                                    ------------   ---------------------------
                                        1996         1996      1995      1994

     Natural Gas (Mcf)                2,104,400    941,200   782,000   637,900
     Crude Oil & Condensate (Bbls)          ---      9,700    36,600    57,500


AVERAGE SALES PRICES AND PRODUCTION COSTS

     The following table sets forth the average gross sales price and the average production cost per unit of oil and of gas produced, including production taxes, for the nine months ended December 31, 1996 and for the years ended March 31, 1996, 1995 and 1994. For purposes of calculating production cost per equivalent Mcf, barrels of oil have been converted at a BTU equivalent ratio of six Mcf of gas for each barrel of oil:

                          NINE MONTHS
                             ENDED              YEAR ENDED MARCH 31
                          DECEMBER 31       ----------------------------
                             1996            1996       1995       1994
                          -----------       ------     ------     ------
Average Sales Price
  Gas (per Mcf)            $ 1.66           $ 1.29     $ 1.70     $ 2.15
  Oil (per Bbl)              ----            18.40      15.96      14.50

Average Production Cost    $ 0.33           $ 0.65     $ 0.99     $ 0.81
Per Equivalent Mcf

PRODUCING WELLS AND DEVELOPED ACREAGE

     The following table sets forth, as of March 21, 1997, the approximate number of gross and net producing gas wells and their related developed acres owned by the Company. Productive wells are producing wells and wells capable of production, including shut-in wells. Developed acreage consists of acres spaced or assignable to productive wells.

     "Gross" refers to the total acres or wells in which the Company has a working interest, and "Net" refers to gross acres or wells multiplied by the percentage of working interest owned by the Company.

         PRODUCING GAS WELLS             DEVELOPED ACRES
       -----------------------       ----------------------
       GROSS              NET        GROSS            NET
       -----             -----       ------          ------
         75              69.75       26,775          20,018

UNDEVELOPED ACREAGE

     At March 21, 1997, Evergreen held undeveloped acreage as set forth below:

                                   UNDEVELOPED ACRES
                               -------------------------
     LOCATION                    GROSS            NET
     --------                  ---------       ---------
     Colorado                    115,165          93,100
     New Mexico                      320             320
                               ---------       ---------
     TOTAL                       115,485          93,420

     United Kingdom              630,480         630,480
     Falkland Islands            400,640           8,012
     Chile                     2,400,000       1,800,000

     The following table sets forth the expiration dates of the gross and net acres subject to Colorado leases summarized in the table of undeveloped acreage.

                                                     Acres Expiring
                                                     --------------
                                                     Gross     Net
     Twelve Months Ending:                           -----    -----
     December 31, 1997............................   9,298    7,041
     December 31, 1998............................   3,693    3,388
     December 31, 1999............................   3,290    2,209
     December 31, 2000 and later..................   1,862    1,862

DRILLING ACTIVITIES

     The Company's drilling activities for the nine months ended December 31, 1996 and for the years ended March 31, 1996 and 1995 are set forth below:

                         Nine Months
                            Ended
                         December 31         Years Ended March 31
                        -------------    -----------------------------
                            1996             1996            1995
                        -------------    -------------   -------------
                        Gross    Net     Gross    Net    Gross    Net
                        -----   -----    -----   -----   -----   -----
Exploratory Wells:
  Productive........      0      0.00       0     0.00      0     0.00
  Dry...............      0      0.00       0     0.00      0     0.00
                         --     -----      --    -----      -     ----
                          0      0.00       0     0.00      0     0.00
Development Wells:
  Productive........     26     26.00      22    15.75      6     3.00
  Dry...............      0      0.00       0     0.00      0     0.00
                         --     -----      --    -----      -     ----
                         26     26.00      22    15.75      6     3.00

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

     Since Fall 1993 Evergreen has drilled 54 coalbed methane gas wells in the Vermejo coals at depths of 1,000 to 2,100 feet. Evergreen has a 100% interest in these wells, 52 of which are in production - one of which is awaiting hook-up, and one to be re-drilled.

     Gas sales began in January 1995 and have improved as new wells have been drilled to a present level of 17.5 million cubic feet per day gross.

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

     In January, 1997, the Bureau of Land Management designated approximately 33,000 acres of Evergreen's Raton Basin oil and gas leases as a new Federal Unit called the Sangre de Cristo Unit. Evergreen has been named Unit Operator. Evergreen's Unit obligation is to drill and attempt completion of two new wells in the Unit during 1997. The previously formed 67,000 acre Spanish Peaks Unit combined with the new Sangre de Cristo Unit represent approximately 83% of Evergreen's 120,000 gross acres in the Raton Basin.

     On March 10, 1997, drilling commenced on 18 new development wells and 4 exploratory wells. All wells will be drilled to the Vermejo coal intervals at depths ranging from 900 feet to 3100 feet.

     Three groups of six development wells will be drilled, completed and placed into production in approximately 45-day intervals. These 18 wells will be located in the Southern portion of the Spanish Peaks Unit.

     Two of the exploratory wells will be drilled in the Northern portion of the Spanish Peaks Unit, and the other two exploratory wells will be drilled in the central portion of the Sangre de Cristo Unit. The exploratory wells are being drilled in order to test production levels, provide additional geologic control, and also to fulfill Unit obligations.

     Evergreen plans continual development of the Raton Basin acreage, including drilling of 40-50 new wells every year.

SAN JUAN BASIN

     Effective June 1, 1996, Evergreen sold its working interests in six producing wells in the San Juan Basin, Rio Arriba County, New Mexico. The wells qualify for the IRS Code Section 29 tax credit. The working interests were sold to a limited partnership owned and controlled by Banque Paribas.

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

     Selection of the Licensed areas was made after evaluating extensive geological, geophysical, petrophysical and measured methane gas content data bases. The majority of the original data base was acquired through technology sharing agreements with British Coal Corporation, who shared all relevant available data on the six basins and granted use of this data to ERUK. ERUK has augmented this data with proprietary seismic and coalbed methane well data and also geologic data from the British Geologic Survey, and other sources.

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

     Under a new onshore Licensing regime implemented by the UK Department of Trade and Industry (DTI), Evergreen has converted its existing onshore Exploration Licenses to new onshore Licenses, called Petroleum Exploration and Development Licenses.

     These new Licenses will provide up to a 30 year term with optional periodic relinquishment of portions of the licenses, subject to future development plans. There are no royalties or burdens encumbering the Licenses.

     Work commitments on the former and new Licenses have been fulfilled through 1997 as a result of Evergreen's prior UK activity. By June 30, 1997, Evergreen will notify the DTI of the Company's intention regarding relinquishment of portions of the acreage presently licensed. Work commitments for acreage retained will include remote sensing studies, additional seismic studies and the drilling of three wells, one per year beginning in 1999.

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

                                      PART II

ITEM 5.  MARKET FOR EVERGREEN'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

PRINCIPAL MARKET OR MARKETS

     The Company's common stock is traded on the NASDAQ National Market System under the symbol "EVER". The range of high and low prices for each quarterly period during the two most recent years ended December 31, 1996, as reported by NASDAQ is as follows :

                                               HIGH         LOW
     1995                                      -----       -----
            First Quarter                      $6.00       $4.00
            Second Quarter                      5.75        4.25
            Third Quarter                       5.50        4.00
            Fourth Quarter                      5.37        3.50
     1996
            First Quarter                      $6.16       $5.00
            Second Quarter                      7.25        5.75
            Third Quarter                       7.22        5.75
            Fourth Quarter                      8.75        5.50

On March 20, 1997, the closing price for the common stock as reported by NASDAQ was $8.00 per share.

APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK

     The number of holders of Evergreen's no par value common stock at March 21, 1997, was approximately 4,000.

DIVIDENDS

     Holders of common stock are entitled to receive such dividends as may be declared by Evergreen's Board of Directors. The Company has not paid any cash dividends since its inception. The Company anticipates that future earnings will be retained for the development of its business and that no cash dividends will be declared in the foreseeable future.

PREFERRED STOCK

     On December 8, 1994, the Company received $3.75 million through the private placement, with Institutional Investors, of 3,750,000 shares of ten year term 8% Convertible Preferred Stock, $1.00 par value ("the Preferred"). The Company received an additional $3.75 million on July 26, 1995 by issuing an additional 3,750,000 shares. All proceeds were used for development of the Company's oil and gas leases in the Raton Basin of Colorado.

     As of December 1, 1996, 1,500,000 shares of the Preferred were converted to 230,770 shares of common stock and 250,000 five-year stock purchase warrants. 100,000 of the warrants are exercisable at $7.80 per share and 150,000 are exercisable at $7.00 per share.

     The remaining Preferred is convertible into common stock at a conversion price of $6.50 per share. Annual cash dividends of 8% are payable quarterly. Evergreen may call the Preferred at any time in whole or in part prior to the mandatory redemption (minimum call being 20% of original issue), at par value, plus accrued dividends.

     Evergreen can require the conversion of all of the Preferred into common stock provided the common stock has traded at not less than $16 per share for 30 consecutive days.

     Mandatory repayments of $1,000,000 are due annually commencing in December 1999. All outstanding shares of Preferred must be redeemed by Evergreen in ten years (2005) at par value, plus accrued dividends.

     Evergreen has issued warrants which will be triggered and will become exerciseable for 10 years at $6.50 per share if Evergreen exercises all or part of its call option (up to 923,077 warrants).

     The Preferred carries antidilution provisions, registration rights and, under certain circumstances, voting rights.


ITEM 6.  SELECTED FINANCIAL DATA

     Effective with the period ended December 31, 1996, the Company elected to begin utilizing a December 31 fiscal year end. Therefore, the period ended December 31, 1996 represents a nine-month short period as compared to the twelve month fiscal years ended March 31, 1996, 1995, 1994 and 1993.

     This information should be read in conjunction with the Consolidated Financial Statements and Notes thereto and Management's discussion and analysis of Financial Condition and Results of Operations. Certain reclassifications have been made to prior financial statements to conform with current presentation.

                          NINE MONTHS
                            ENDED
                          DECEMBER 31          YEARS ENDED MARCH 31
                          -----------  --------------------------------------
                             1996       1996        1995     1994      1993
                                 (in $ thousands except per share amounts)
Revenues                    $ 4,228    $ 2,935    $ 3,351   $ 4,342   $ 4,947
Net Income (Loss)               675       (607)      (705)       44       726
  Per common share             0.10      (0.10)     (0.13)     0.01      0.15
Total Assets                 68,244     44,172     39,140    32,880    31,125
Long Term Bank Debt           1,173        191         --        --        --
Other Long-term Obligations   3,724      2,400      1,687       448       290
Redeemable Preferred Stock    6,000      7,500      3,750        --        --
Stockholders' Equity         52,364     31,589     32,202    30,413    30,026

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     On August 14, 1996, Evergreen acquired, effective as of August 1, 1996, approximately 37 BCF of proved natural gas reserves, approximately 24 BCF of which are developed, together with a 25% working interest in 120,000 gross acres and a 50% interest in an associated gas gathering and marketing system. All of these assets are located on Evergreen's present acreage position in the Raton Basin. Evergreen issued 1,162,266 restricted shares of Evergreen Common Stock and assumed $3.6 million of long term bank debt owed to Hibernia National Bank.

     The acquisition of these assets increased Evergreen's interest to 100% in all leases, reserves, production, and associated gathering facilities on the Company's 120,000 gross acres in the Raton Basin.

     Evergreen currently has a $15.0 million revolving line of credit with Hibernia National Bank of New Orleans with interest at the Bank's prime rate. Advances pursuant to this line of credit are limited to the borrowing base, which is presently $15.0 million. There are no restrictions associated with advances under the line. An annual fee of one half of one percent is paid quarterly for any unused portion of the credit line. The borrowing base is redetermined semi-annually by the bank based upon reserve evaluations of the Company's oil and gas properties. The Company used a portion of the proceeds of the underwriting to retire $2.5 million outstanding under the line of credit and the $3.6 million assumed in the PBI acquisition. As of March 15, 1997, the Company had utilized $1.7 million of the line.

     The Company has a $4.0 million equipment lease line with Hibernia National Bank with interest at prime plus .25% (8.5% at December 31, 1996) for a term of five years and include options to purchase the equipment at a nominal amount at the end of the lease term. The Company primarily leases compressors for the Raton Basin gas gathering system and other related production equipment. It is anticipated that the Company will require additional leases of approximately $1.5 - $2.0 million during 1997 for additional compressors and other equipment.

     The Company and its subsidiaries are contingently liable individually and jointly with others as guarantors of a $2.5 million line of credit and an obligation related to leased equipment. The contingent obligations amounted to $1.1 million at December 31, 1996.

     The Company anticipates drilling approximately 40 wells and expanding and upgrading gas gathering facilities during fiscal 1997. Capital requirements for fiscal 1997 are estimated to be approximately $16 million. The Company believes that cash flow from operations and the availability of funds under its line of credit will be sufficient to fulfill the 1997 development objectives.

     Leases expiring in fiscal 1997 are not material and do not require significant drilling expenditures.

     Cash flows provided by operating activities were $1,524,000 for the nine months ended December 31, 1996 as compared to cash provided by operating activities of $1,130,000 during the twelve months ended March 31, 1996. The significant increase in the cash flows provided by operating activities is due primarily to improved operating results as a result of higher gas production, higher gas prices, the PBI acquisition and the monetization of the San Juan Basin section 29 tax credits.

     Cash flows used by investing activities were $8,600,000 during the nine months ended December 31, 1996 versus $2,800,000 during the twelve months ended March 31, 1996. The increase in cash flows used by operating activities was primarily due to the continued development of the Raton Basin which included the drilling of an additional 26 wells along with the associated gas gathering costs and an upgrade to the gas gathering mainline system during the nine months ended December 31, 1996.

     Cash flows provided by financing activities were $6,000,000 during the nine months ended December 31, 1996 as compared to $3,439,000 during the twelve months ended March 31, 1996. The increase in cash provided by financing activities was due to the sale of 2,000,000 shares of common stock at $5.75 per share in a public offering which was completed on October 28, 1996. The Company received proceeds, net of expenses, of $10.3 million. The proceeds from the public offering were used to pay down the Company's line of credit of $2.5 million and pay off the debt assumed in the PBI acquisition of $3.6 million. During the year ended March 31, 1996 the Company received approximately $3.75 million from the sale of preferred stock.

     The Company's production from its San Juan basin properties has not met the minimum volume requirements under its transportation agreements with El Paso Field Services ("El Paso"). As of December 31, 1996, the cumulative obligation of the Company to El Paso resulting from this shortfall was $2,231,000. At current rates of production, this liability would increase to over $3 million by the end of the contract term in July 1998. The Company is currently in discussions with El Paso concerning alternative resolutions to the shortfall, including the purchase by the Company of a portion of El Paso's pipeline system. However, there is no assurance that an alternative agreement will be reached.

RESULTS OF OPERATIONS - NINE-MONTH FISCAL PERIOD ENDED DECEMBER 31, 1996 COMPARED TO THE FISCAL YEAR ENDED MARCH 31, 1996

     The Company reported net income of $674,900 or $0.10 per common share for the nine months ended December 31, 1996, compared to a net loss of $606,800 or $0.10 per common share for the year ended March 31, 1996.

     Natural gas revenues were $3,500,000 during the nine months ended December 31, 1996, compared to $1,392,700 for the fiscal year ended March 31, 1996.

     The Company has no significant oil reserves, production or revenues.

     The significant increase in natural gas revenue during the nine months ended December 31, 1996, as compared to the year ended December 31, 1996, is attributable to substantially higher Raton Basin production volumes, sharply higher natural gas prices, the PBI acquisition and the monetization of the San Juan Basin tax credit.

     During the nine months ended December 31, 1996, Raton Basin gas production represented over 88% of the Company's total gas production, compared to 51% for the year ended March 31, 1996. At December 31, 1996, there were 42 producing Raton Basin wells compared to 21 producing wells at March 31, 1996.

     Production costs and taxes (lifting costs) for the nine months ended December 31, 1996, were $700,900 compared to $656,900 for the twelve months ended March 31, 1996. On an equivalent Mcf basis (Mcfe), lifting costs declined from $0.65 per Mcf during the twelve month fiscal year ended March 31, 1996 to $0.33 per Mcf in the current period. The decrease in the average production cost of $0.32 per Mcfe was due to the sale or shut-in of uneconomical oil and gas properties with high lifting costs during the year ended March 31, 1996. Additionally, the significant increase in production in the Raton Basin over the prior year contributed to the decrease in production costs.

                                  Nine Months Ended        Year Ended
                                     December 31,           March 31,
                                  -----------------        ----------
                                        1996                  1996

Gas Production (Mcf)                  2,104,400               941,200
Gas Revenues                         $3,500,000            $1,392,700
Avg. Price per Mcf                        $1.66                 $1.29

Production Cost per Mcfe                  $0.33                 $0.65

     Oil and gas service revenues and cost of oil and gas services are attributable to the Company's wholly owned subsidiary Evergreen Operating Corporation (EOC), which is primarily responsible for drilling, evaluation and production activities associated with various properties and for negotiating the sales of oil and gas production from the properties. As of March 15, 1997, EOC was serving as Operator for approximately 170 producing wells owned by the Company and also by other unaffiliated third parties.

   During the nine months ended December 31, 1996, oil and gas service revenues were $545,000, versus $779,000 for the twelve months ended March 31, 1996, a 30% decrease. Costs of oil and gas services during the nine months ended December 31, 1996 were $621,500 vs. $727,100 for the prior twelve month fiscal year. The decrease in both oil and gas service revenues and cost of oil and gas services expense is due primarily to a nine month reporting period versus a twelve month reporting period.

   Depreciation, depletion and amortization expense for the nine months ended December 31, 1996 was $966,000 compared to $590,000 in the prior twelve month fiscal year. The increase is due to the significantly higher gas production in the Raton Basin.

   General and administrative expenses were $504,500 during the nine months ended December 31, 1996 as compared to $818,800 during the twelve months ended March 31, 1996, or a decrease of $314,300. The decrease of $314,300 is due to expenses incurred during a nine month reporting period versus a twelve month reporting period and also reductions in administrative personnel and related salary expense.

   Interest income for the nine months ended December 31, 1996 was $142,500 compared to $206,700 for the twelve months ended March 31, 1996. The decrease in interest income is due primarily to the nine month reporting period versus a twelve month reporting period.

   Interest expense for the nine months ended December 31, 1996 was $192,700 versus $36,600 during the twelve months ended March 31, 1996. The $156,100 increase is due to the debt assumed by the Company as a result of the PBI acquisition, the interest on the line of credit borrowings, and the interest on the capital lease obligations.

     The Company reported $37,900 of other income during the nine months ended December 31, 1996, compared to $556,200, which was primarily due to the sale of the Company's interest in ANGI, Ltd., during the twelve months ended March 31, 1996.

RESULTS OF OPERATIONS - FISCAL YEAR ENDED MARCH 31, 1996 COMPARED TO THE FISCAL YEAR ENDED MARCH 31, 1995

     The Company reported a net loss of $606,800 or $.10 per common share for the year ended March 31, 1996, compared to a net loss of $704,700 or $.13 per share for the year ended March 31, 1995.

     Production revenues during 1996 were $1,392,700 as compared to $1,916,300 in 1995, a decrease of $523,600 or 27%. The decrease in production revenues is due primarily to lower gas prices and the sale of oil and gas properties. Gas production increased to 941,200 Mcf in 1996 from 782,000 Mcf in 1995. However, average gas prices decreased approximately $.41 per Mcf to $1.29 per Mcf in 1996 as compared to $1.70 during 1995. The decrease in gas prices more than offset the increased production and reduced gas revenues to $1,211,000 in 1996 from $1,331,000 in 1995 for a reduction of $120,000 or 9%. Oil revenues decreased to $178,000 in 1996 versus $584,000 in 1995 for a reduction of $406,000 or 70%.
This reduction is due to the sale of substantially all oil properties.

     Cost of production and operations was $656,900 for the year ended March 31, 1996 versus $993,800 for the same period in 1995. The decrease in cost of production and operations of $336,900 or 34% is due primarily to the sale or shut-in of uneconomical oil and gas properties with high lifting costs. The average production cost per Mcfe was $.65 in 1996 as compared to $0.99 in 1995. During the year ended March 31, 1996 the lifting costs have continued on a downward trend.

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

     General and administrative expenses were $818,800 during the year ended March 31, 1996 as compared to $850,100 during the same period in 1995. The decrease of $31,300 was due to general overhead reductions.

INCOME TAXES AND NET OPERATING LOSSES

     As discussed in Note 4 in the accompanying consolidated financial statements, the Company has net operating loss carry forwards for income tax purposes of approximately $14,000,000, certain of which are limited due to stock issuances in 1988 and 1990. A valuation allowance of $2,885,000 has been recorded for the net deferred tax asset arising from the loss carry forward in excess of the deferred tax liability resulting from depreciation and amortization differences. The valuation allowance was recorded as the Company was unable to determine that these tax benefits are more likely than not to be realized.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                PAGE
                                                                                ----
       Report of Independent Certified Public Accountants ..................     F-1

       Consolidated Balance Sheets, December 31, 1996 and March 31, 1996.... F-2 and F-3

       Consolidated Statements of Operations for the Nine Months Ended
       December 31, 1996 and for the Years Ended March 31, 1996, and 1995...     F-4

       Consolidated Statements of Stockholders' Equity for the Nine Months
       Ended December 31, 1996 and the Years Ended March 31, 1996,
       and 1995 ............................................................     F-5

       Consolidated Statements of Cash Flows for the Nine Months Ended
       December 31, 1996 and the Years Ended March 31, 1996, and 1995 ......     F-6

       Notes to Consolidated Financial Statements .......................... F-7 to F-27

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

       Since the Company's inception, there has not been any Form 8-K filed under the Securities and Exchange Act of 1934 reporting a change in accountants in which there was a reported disagreement on any matter of accounting principles or practices or financial statement disclosure.


                                PART III

The information required by Part III of Form 10-K is incorporated herein by reference to Registrant's definitive Proxy Statement previously filed in connection with the Annual Meeting of Shareholders to be held on May 28, 1997


                                PART IV

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

(a)(3)   EXHIBITS:
         22   Reserve Report prepared by Resource Services International, Inc.
         27   Financial Data Schedule

(b) A report on Form 8-K was filed by the Company during the last quarter of the fiscal year ended December 31, 1996 - describing the change in the Company's fiscal year.

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  EVERGREEN RESOURCES, INC.



Date: March 21, 1997              By:  /s/ Mark S. Sexton
                                     ----------------------------------------
                                   Mark S. Sexton, President and Chief
                                   Executive Officer


Date: March 21, 1997              By:  /s/ Kevin R. Collins
                                     ----------------------------------------
                                     Kevin R. Collins, Vice President - Finance
                                     CFO and Treasurer
                                     Principal Accounting Officer

SIGNATURES


Date: March 21, 1997              By:  /s/ Alain Blanchard
                                     ----------------------------------------
                                     Alain Blanchard, Director


Date: March 21, 1997              By:  /s/ Dennis R. Carlton
                                     ----------------------------------------
                                     Dennis R. Carlton, Director


Date: March 21, 1997              By:  /s/ Larry D. Estridge
                                     ----------------------------------------
                                     Larry D. Estridge, Director


Date: March 21, 1997              By:  /s/ John J. Ryan III
                                     ----------------------------------------
                                     John J. Ryan III, Director


Date: March 21, 1997              By:  /s/ Mark S. Sexton
                                     ----------------------------------------
                                     Mark S. Sexton, Director


Date: March 21, 1997              By:  /s/ Scott D. Sheffield
                                     ----------------------------------------
                                     Scott D. Sheffield, Director


Date: March 21, 1997              By:  /s/ James S. Williams
                                     ----------------------------------------
                                     James S. Williams, Director

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Stockholders and Board of Directors
Evergreen Resources, Inc.
Denver, Colorado

We have audited the accompanying consolidated balance sheets of Evergreen Resources, Inc. and subsidiaries as of December 31, 1996 and March 31, 1996 and the related consolidated statements of operations, stockholders' equity, and cash flows for the nine month period ended December 31, 1996 and for each of the two years in the period ended March 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Evergreen Resources, Inc. and subsidiaries as of December 31, 1996 and March 31, 1996 and the results of their operations and their cash flows for the nine month period ended December 31, 1996 and for each of the two years in the period ended March 31, 1996, in conformity with generally accepted accounting principles.




                                         BDO SEIDMAN, LLP

Denver, Colorado
March 18, 1997

                                                    EVERGREEN RESOURCES, INC.

                                                  CONSOLIDATED BALANCE SHEETS
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------

                                               DECEMBER 31,        March 31,
                                                  1996               1996
-----------------------------------------------------------------------------

ASSETS

CURRENT:
  Cash and cash equivalents                   $ 2,640,300        $ 3,702,511
  Accounts receivable:
    Oil and gas sales                           1,182,635            237,178
    Joint interest billings and other             727,283            897,142
  Other current assets                            113,964            132,446
-----------------------------------------------------------------------------
Total current assets                            4,664,182          4,969,277
-----------------------------------------------------------------------------

PROPERTY AND EQUIPMENT (Notes 2 and 15):
  Proved oil and gas properties, based on
    full-cost accounting                       49,323,572         36,378,828
  Unevaluated properties not subject to
    amortization                                8,579,220          7,792,739
  Gas gathering equipment                      13,952,381          4,415,439
  Support equipment                             1,422,955            595,656
-----------------------------------------------------------------------------
                                               73,278,128         49,182,662

  Less accumulated depreciation, depletion
    and amortization                           12,578,205         11,558,516
-----------------------------------------------------------------------------
Net property and equipment                     60,699,923         37,624,146

DESIGNATED CASH (Note 3)                        1,493,114            770,076

OTHER ASSETS                                    1,386,376            808,218
-----------------------------------------------------------------------------
                                              $68,243,595        $44,171,717
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------

SEE ACCOMPANYING SUMMARY OF ACCOUNTING POLICIES AND NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                    EVERGREEN RESOURCES, INC.

                                                  CONSOLIDATED BALANCE SHEETS
                                                                  (CONTINUED)
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------

                                               DECEMBER 31,        March 31,
                                                  1996               1996
-----------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                              $ 3,223,047       $ 1,204,378
  Amounts payable to oil and gas
   property owners                                1,068,532         1,123,465
  Accrued expenses and other                        691,096           162,127

Total current liabilities                         4,982,675         2,489,970

PRODUCTION TAXES PAYABLE (Note 3)                 1,493,114           770,076

OBLIGATION UNDER CAPITAL LEASE (Note 14)          1,173,500           191,956

LONG-TERM LIABILITIES (Note 10)                   2,230,798         1,630,878
-----------------------------------------------------------------------------

Total liabilities                                 9,880,087         5,082,880
-----------------------------------------------------------------------------
REDEEMABLE PREFERRED STOCK (Note 5)               6,000,000         7,500,000

COMMITMENTS (Note 10)

STOCKHOLDERS' EQUITY (Notes 6 and 7):
  Common stock, $.01 stated value; shares
    authorized, 50,000,000; shares issued
    and outstanding, 9,336,320 and 5,899,736         93,636            58,998
  Additional paid-in capital                     61,369,368        41,822,026
  Accumulated deficit                            (9,198,780)       (9,873,715)
  Foreign currency translation adjustment            99,284          (418,472)
-----------------------------------------------------------------------------
Total stockholders' equity                       52,363,508        31,588,837
-----------------------------------------------------------------------------
                                                $68,243,595       $44,171,717
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
SEE ACCOMPANYING SUMMARY OF ACCOUNTING POLICIES AND NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                      EVERGREEN RESOURCES, INC.
                                         CONSOLIDATED STATEMENTS OF OPERATIONS
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                     NINE MONTHS ENDED
                                         DECEMBER 31     YEARS ENDED MARCH 31,
                                     -----------------   ---------------------
                                            1996          1996         1995
-------------------------------------------------------------------------------

REVENUES:
  Oil and gas production (Note 8)        $3,502,385   $1,392,695   $1,916,262
  Oil and gas services (Note 12)            545,079      779,146      858,298
  Interest and dividends                    142,521      206,769      116,320
  Other (Note 11)                            37,953      556,221      459,948
-------------------------------------------------------------------------------

TOTAL REVENUES                            4,227,938    2,934,831    3,350,828
-------------------------------------------------------------------------------

COSTS AND EXPENSES:
  Cost of production and operations         700,875      656,899      993,838
  Gas gathering costs                       110,363      218,644      237,831
  Cost of oil and gas services              621,521      727,121      789,778
  Depreciation, depletion and
   amortization                             965,794      589,936      709,008
  General and administrative expenses       504,456      818,805      850,088
  Interest expense                          192,685       36,620       29,688
  Other                                      17,309      (10,997)     351,158
-------------------------------------------------------------------------------

Total costs and expenses                  3,113,003    3,037,028    3,961,389
-------------------------------------------------------------------------------

NET INCOME (LOSS)                         1,114,935     (102,197)    (610,561)

Preferred stock dividends (Note 5)          440,000      504,620       94,167
-------------------------------------------------------------------------------

NET INCOME (LOSS) ATTRIBUTABLE TO
 COMMON STOCK                            $  674,935   $ (606,817)  $ (704,728)
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

NET INCOME (LOSS) PER COMMON SHARE       $     0.10   $     (.10)  $     (.13)
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING                              7,043,141    5,800,036    5,446,741
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

         SEE ACCOMPANYING SUMMARY OF ACCOUNTING POLICIES AND NOTES TO
                        CONSOLIDATED FINANCIAL STATEMENTS.

                                                      EVERGREEN RESOURCES, INC.

                                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
NINE MONTHS ENDED DECEMBER 31, 1996 AND
FOR THE YEARS ENDED MARCH 31, 1996 AND 1995

                                                   Common Stock
                                                 -----------------                                 Foreign
                                                 $.01 Stated Value     Additional                  Currency       Total
                                                 -----------------      Paid-In    Accumulated   Translation  Stockholders'
                                                 Shares     Amount      Capital      Deficit      Adjustment     Equity
--------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------
BALANCE, April 1, 1994                          5,058,501   $50,585   $39,434,048  $(8,562,171)   $(509,323)   $30,413,139

  Issuance of common stock for well
   interests (Note 6)                             501,040     5,010     1,748,630       -             -          1,753,640
  Issuance of common stock (Note 6)                81,368       813       158,688       -             -            159,501
  Exercise of stock purchase warrants
   (Note 6)                                        31,250       313        77,813       -             -             78,126
  Foreign currency translation                       -          -           -           -           502,183        502,183
  Preferred stock dividends                          -          -           -          (94,167)       -            (94,167)
  Net loss                                           -          -           -         (610,560)       -           (610,560)
--------------------------------------------------------------------------------------------------------------------------

BALANCE, March 31, 1995                         5,672,159    56,721    41,419,179   (9,266,898)      (7,140)    32,201,862

  Exercise of stock purchase
   warrants (Note 6)                              159,059     1,592       302,315       -             -            303,907
  Common stock issued to ESOP                      10,000       100        19,900       -             -             20,000
  Issuance of common stock for
   services                                        55,000       550       116,840       -             -            117,390
  Other                                             3,518        35       (36,208)      -             -            (36,173)
  Preferred stock dividends                          -          -          -          (504,620)       -           (504,620)
  Foreign currency translation                       -          -          -            -          (411,332)      (411,332)
  Net loss                                           -          -          -          (102,197)       -           (102,197)
--------------------------------------------------------------------------------------------------------------------------

BALANCE, March 31, 1996                         5,899,736    58,998    41,822,026   (9,873,715)    (418,472)    31,588,837

  Issuance of common stock pursuant to
   public offering (Note 6)                     2,000,000    20,000    10,226,780       -             -         10,246,780
  Issuance of common stock for acquisition
   of PBI and limited partnership interests
   (Note 1)                                     1,162,266    11,623     7,688,377       -             -          7,700,000
  Issuance of common stock in exchange for
   redeemable preferred stock (Note 5)            230,770     2,308     1,497,692       -             -          1,500,000
  Issuance of common stock for preferred stock
   dividend payment                                 3,077       307        19,693       -             -             20,000
  Common stock issued to ESOP                      10,000       100        28,700       -             -             28,800
  Issuance of common stock for services            30,000       300        86,100       -             -             86,400
  Other                                               471       -           -           -             -               -
  Preferred stock dividends                          -          -           -         (440,000)       -           (440,000)
  Foreign currency translation                       -          -           -           -           517,756        517,756
  Net income                                         -          -           -        1,114,935        -          1,114,935
--------------------------------------------------------------------------------------------------------------------------

BALANCE, December 31, 1996                      9,336,320   $93,636   $61,369,368  $(9,198,780)   $  99,284    $52,363,508
--------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------

                   SEE ACCOMPANYING SUMMARY OF ACCOUNTING POLICIES AND NOTES TO
                                             CONSOLIDATED FINANCIAL STATEMENTS.


                                                    EVERGREEN RESOURCES, INC.
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                      NINE MONTHS ENDED
                                                          DECEMBER 31,     Years Ended March 31,
                                                      -----------------   ------------------------
                                                             1996            1996        1995
--------------------------------------------------------------------------------------------------

OPERATING ACTIVITIES:
  Net income (loss)                                      $1,114,935      $(102,197)   $(610,561)
  Adjustments to reconcile net income (loss) to cash
   provided by operating activities:
     Depreciation, depletion and amortization               965,794        589,936      708,933
     Gain on sale of subsidiaries                                --       (525,287)    (330,856)
     Writedown of investments                                    --            --       217,438
     Loss on sale of marketable securities                       --            --       113,074
     Stock issued for services                               86,400         31,555       50,837
     Changes in operating assets and liabilities:
       Accounts receivable                                 (184,957)       106,209      770,058
       Other current assets                                  82,712        (56,520)      82,881
       Accounts payable                                    (645,908)     1,010,077     (633,403)
       Accrued expenses                                     105,012         76,178       39,228
--------------------------------------------------------------------------------------------------

Net cash provided by operating activities                 1,523,988      1,129,951      407,629
--------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES:
  Sale of marketable securities                                 --              --    2,014,708
  Investment in property and equipment                  (8,342,545)     (3,988,233)  (6,844,206)
  Proceeds from sale of oil and gas assets and
    support equipment                                      420,549         540,413    1,324,390
  Proceeds from sale of subsidiary                              --         580,000           --
  Designated cash                                         (723,038)       (177,052)    (144,307)
  Change in production taxes payable                       723,038         177,052      144,307
  Change in other assets                                  (636,868)        104,058      546,843
--------------------------------------------------------------------------------------------------

Net cash used by investing activities                   (8,558,864)     (2,763,762)  (2,958,265)
--------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:

  Proceeds from issuance of redeemable preferred
   stock, net                                                   --       3,714,736    3,685,532
  Dividends paid on preferred stock                       (420,000)       (504,620)     (94,167)
  Proceeds from issuance of common stock, net           10,246,780         303,904       77,584
  Principal payments on capital lease obligations         (118,705)        (46,526)          --
  Principal payments on long-term debt                  (3,596,000)             --           --
  Debt issue costs                                         (79,149)        (49,037)     (57,541)
  Change in cash held from operating oil and gas
   properties                                              (54,933)        (89,880)      23,964
--------------------------------------------------------------------------------------------------
Net cash provided by financing activities                5,977,993       3,328,577    3,635,372
--------------------------------------------------------------------------------------------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                     (5,328)        (30,412)      23,148
--------------------------------------------------------------------------------------------------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS        (1,062,211)      1,664,354    1,107,884

CASH AND CASH EQUIVALENTS, beginning of period           3,702,511       2,038,157      930,273
--------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, end of period                $2,640,300      $3,702,511   $2,038,157
--------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------

   SEE ACCOMPANYING SUMMARY OF ACCOUNTING POLICIES AND NOTES TO CONSOLIDATED
                                                        FINANCIAL STATEMENTS.

                                                       EVERGREEN RESOURCES, INC.

                                                SUMMARY OF ACCOUNTING PRINCIPLES

--------------------------------------------------------------------------------


CONSOLIDATION                The financial statements include the accounts
                             of Evergreen Resources, Inc. (ERI) and its wholly-owned subsidiaries (the "Company");
                             Evergreen Operating Corporation (EOC) and
                             Evergreen Resources (UK) Ltd., Powerbridge, Inc., and Primero Gas Marketing Co., formerly known as Primero Gas Gathering Co., (Primero).

                             The companies are engaged in the operation, acquisition, exploration and development of oil and gas properties and also the marketing of natural gas. All significant intercompany balances and transactions have been eliminated in consolidation.

CHANGE IN FISCAL YEAR        Effective with the period ended December 31, 1996,
                             the Company elected to begin utilizing a December 31 year end. Therefore, the period ended
                             December 31, 1996 represents a nine month short period and the years ended March 31, 1996 and 1995 represent twelve month periods.

CONCENTRATIONS OF            The Company's financial instruments that are
CREDIT RISK                  exposed to concentrations of credit risk consist
                             primarily of cash equivalents.

                             The Company's cash equivalents are cash investment funds which are placed with a major financial institution.

USE OF                       The preparation of financial statements in
ESTIMATES                    conformity with generally accepted accounting
                             principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

OIL AND GAS                  The Company follows the full-cost method of
PROPERTIES                   accounting for oil and gas properties.  Under this
                             method, all productive and nonproductive costs incurred in connection with the exploration for and development of oil and gas reserves are capitalized. Such capitalized costs include lease acquisition, geological and geophysical work, delay rentals, drilling, completing and equipping oil and gas wells and other related costs. If the net investment in oil and gas properties exceeds an amount equal to the sum of (1) the standardized measure of discounted future net cash flows from proved reserves (see Note 15), and (2) the lower of cost or fair market value of properties in process of development and unexplored acreage, the excess is charged to expense as

                                                       EVERGREEN RESOURCES, INC.

                                                SUMMARY OF ACCOUNTING PRINCIPLES

--------------------------------------------------------------------------------


                             additional depletion. Normal dispositions of oil and gas properties are accounted for as adjustments of capitalized costs, with no gain or loss recognized.

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

GAS GATHERING AND            Gas gathering and support equipment are stated
SUPPORT EQUIPMENT            at cost. Depreciation and amortization for the
                             Raton Basin gas gathering system is computed on the units-of-production method based upon estimated gas production over a twenty-year life.
                             Certain gas gathering system components and other support equipment are depreciated using the straight-line method over the estimated useful lives of the assets of 3 to 20 years.

AMOUNTS PAYABLE TO           Amounts payable to oil and gas property owners
OIL AND GAS                  consist of cash calls from working interest owners
PROPERTY OWNERS              to pay for development costs of properties being
                             currently developed, production revenue that the Company, as operator, is collecting and distributing to revenue interest owners and production revenue taxes that the Company, as operator, has withheld for timely payment to the tax agencies.

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

OPERATOR FEES                Income from operating wells for third parties is
                             recognized pursuant to the applicable operating agreements when the services are performed.

NET INCOME (LOSS)            Net income (loss) per common share has been
PER SHARE                    computed by dividing net income (loss), after
                             reduction for preferred stock dividends, by the weighted average number of common shares and common share equivalents outstanding during each of the

                                                       EVERGREEN RESOURCES, INC.

                                                SUMMARY OF ACCOUNTING PRINCIPLES

--------------------------------------------------------------------------------


                             periods presented. Options and warrants to purchase stock are included as common stock equivalents when dilutive. Common stock equivalents are not utilized for the years ended March 31, 1996 and 1995 as their effect is antidilutive.

CASH EQUIVALENTS             The Company considers all highly liquid investments
                             with an original maturity of three months or less to be cash equivalents.

FINANCIAL INSTRUMENTS        The fair value of the production taxes payable and
                             other non-current liabilities is not practical for management to estimate due to the nature of these transactions.

STOCK PLAN OPTIONS           The Company applies APB Opinion 25, Accounting
                             for Stock Issued to Employees, and related
                             Interpretations in accounting for all stock option plans. Under APB Opinion 25, no compensation cost has been recognized for stock options granted as the option price equals or exceeds the market price of the underlying common stock on the date of grant.

                             SFAS No. 123, Accounting for Stock-Based
                             Compensation, requires the Company to provide pro forma information regarding net income as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in SFAS No. 123. To provide the required pro forma information, the Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model.

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

                                                       EVERGREEN RESOURCES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


1.  ACQUISITION              Effective August 1, 1996, the Company acquired
    AGREEMENT                the limited partnership interests of Energy
                             Investors Fund, LP and Energy Investors Fund
                             II, LP in PBI Fuels, LP and 100% of the common stock of Powerbridge Inc. for a purchase price of $11.3 million. The purchase price is comprised of 1,162,266 shares of restricted common stock valued at $7.7 million and the assumption of $3.6 million of long-term debt.
                             The assets acquired included 37.0 billion cubic feet (BCF) of proved natural gas reserves, approximately 24 BCF of which are developed, together with 25% working interest in 120,000 gross acres and 50% interest in an associated gas gathering and marketing system. All of these assets are located on the Company's present acreage position in the Raton Basin, Las Animas County, Colorado. The acquisition has been accounted for under the purchase method of accounting.

                             Assuming the Company's acquisition as discussed above had been completed at the beginning of the periods below, pro forma results of operations for such periods would have been:

                                                     Nine Months
                                                        Ended           Year Ended
                                                  December 31, 1996   March 31, 1996
                                                  -----------------   --------------
                             Revenues                 $4,599,000        $3,210,400
                             Net income (loss)         1,201,170          (389,900)
                             Net income (loss)
                               attributable to
                               common stock              761,170          (894,600)
                             Income (loss) per
                               share of common
                               stock                       $0.11            $(0.13)

                             The pro forma information is not necessarily indicative of the combined results of operations that would have occurred had the acquisition been completed for such periods.

2.  FINANCING                The Company has a $15,000,000 revolving line of
    AGREEMENTS               credit with a bank. Interest on any borrowings
                             outstanding is at the bank's prime rate and is paid monthly. The line of credit matures in July 1998. There are no restrictions associated with advances under the line. An annual facility fee of one-half of one percent is charged quarterly for any unused portion of the credit line. The agreement is collateralized by oil and gas properties and also contains certain net worth and ratio requirements. No amounts were outstanding under the line of credit at December 31, 1996 and March 31, 1996.

                                                       EVERGREEN RESOURCES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


3.  DESIGNATED               Designated cash represents the cash withheld
    CASH AND RELATED         for payment of production taxes from the
    PRODUCTION TAXES         Company and third party revenue interest
    PAYABLE                  owners.  The non-current portion of production
                             taxes payable relates to ad valorem taxes collected for production through December 1996 which is not payable until fiscal 1998 or later. The related cash collected from the Company and third party revenue interest owners designated for payment of non-current ad valorem taxes is reflected as a non-current asset.

4.  INCOME TAXES             Due primarily to the availability of net
                             operating loss carryovers, the Company had no significant taxable income during the nine months ended December 31, 1996 and the years ended March 31, 1996 and 1995.

                             A reconciliation of the effective tax rates and the statutory U.S. federal income tax rates is as follows:


                                                          Nine Months Ended        Years Ended
                                                             December 31,           March 31,
                                                          -----------------    ------------------
                                                                 1996            1996       1995
                             --------------------------------------------------------------------
                             Percent of pre-tax
                               income tax at U.S.
                               federal statutory rates           34.0%         (34.0%)     (34.0%)
                             State income taxes, net
                               of federal tax benefit             3.3           (3.3)       (3.3)
                             Expenses not deductible
                               for taxes                                           -         2.2
                             Expenses deductible for
                               taxes                            (37.3)             -           -
                             Increase in deferred tax
                               asset valuation
                               allowance                            -           37.3        35.1
                             --------------------------------------------------------------------
                             Effective tax rate                     -%             -%          -%
                             --------------------------------------------------------------------
                             --------------------------------------------------------------------

                             The components of the net deferred income tax in the accompanying balance sheets are as follows:

                                                      December 31,    March 31,
                                                         1996           1996
                                                     ------------   -----------
                             Deferred tax assets     $ 2,885,000    $ 2,064,000
                             Valuation allowance      (2,885,000)    (2,064,000)

                             Net deferred tax asset  $         -    $         -
                             ---------------------------------------------------
                             ---------------------------------------------------

                                                       EVERGREEN RESOURCES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                             The Company recorded a valuation allowance at December 31, 1996 equal to the excess of deferred tax assets over deferred tax liabilities as it is unable to determine that these tax benefits are more likely than not to be realized.

                             The components of the net deferred tax assets and liabilities are shown below:

                                                        December 31,      March 31,
                                                        -----------     -----------
                                                            1996            1996
                             ------------------------------------------------------
                             Net operating loss
                               carryforward             $ 5,371,000     $ 4,551,000
                             Revenues and other             150,000         201,000
                             ------------------------------------------------------
                             Total gross deferred
                               tax assets                 5,521,000       4,752,000
                             Valuation allowance         (2,885,000)     (2,064,000)
                             ------------------------------------------------------
                             Net deferred tax asset       2,636,000       2,688,000
                             Deferred tax liability -
                               depreciation, depletion
                               and amortization          (2,636,000)     (2,688,000)
                             ------------------------------------------------------
                             Net deferred taxes         $         -     $         -
                             ------------------------------------------------------
                             ------------------------------------------------------

                             As of December 31, 1996, the Company has net operating loss carryforwards for tax purposes of approximately $14,000,000. Issuances of common stock and common stock equivalents during 1988 and 1990 limits a portion of this amount to approximately $330,000 per year (additional amounts would be available to offset gains on the sale of assets) through 2003.

5.  REDEEMABLE               On December 8, 1994, the Company received $3.75
    PREFERRED STOCK          million through the private placement, with
                             Institutional Investors, of 3,750,000 shares of ten year term 8% Convertible Preferred Stock,
                             $1.00 par value ("the Preferred"). The Company received an additional $3.75 million on July
                             26, 1995, by issuing an additional 3,750,000 shares. All proceeds were used for development of the Company's oil and gas leases in the Raton Basin of Colorado.

                                                       EVERGREEN RESOURCES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                             As of December 1, 1996, 1,500,000 shares of the Preferred were converted to 230,770 shares of common stock and 250,000 five-year stock purchase warrants. 100,000 of the warrants are exercisable at $7.80 per share and 150,000 are exercisable at $7.00 per share.

                             The remaining Preferred is convertible into common stock at a conversion price of $6.50 per share. Annual cash dividends of 8% are payable quarterly. Evergreen may call the Preferred at any time in whole or in part prior to the mandatory redemption (minimum call being 20% of original issue), at par value, plus accrued dividends.

                             Evergreen can require the conversion of all of the Preferred into common stock provided the common stock has traded at not less than $16 per share for 30 consecutive days.

                             Mandatory repayments of $1,000,000 are due annually commencing in December 1999. All outstanding shares of Preferred must be redeemed by Evergreen in ten years (2005) at par value, plus accrued dividends.

                             Evergreen has issued warrants which will be triggered and will become exercisable for 10 years at $6.50 per share if Evergreen exercises all or part of its call option (up to 923,077 warrants).

                             The Preferred carries anti-dilution provisions, registration rights and, under certain circumstances, voting rights.

                             Cumulative annual cash dividends of 8% are payable quarterly. During the nine months ended December 31, 1996, and the year ended March 31, 1996, the Company paid $440,000 and $504,620 in dividends.

                                                       EVERGREEN RESOURCES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


6.  STOCKHOLDERS'            On October 28, 1996, the Company completed a
    EQUITY                   public offering of its common shares, whereby
                             it sold 2,000,000 shares at $5.75 per share.
                             Proceeds, net of underwriters' commissions and their expenses of $1,253,220, were $10,246,780.

                             During the year ended March 31, 1996, pursuant to the exercise of certain stock purchase warrants, 71,250 shares of common stock were issued at $2.50 per share, in exchange for 30,941 shares of common stock currently issued and outstanding with a market value of approximately $5.50. In addition, 118,750 shares of common stock were issued under terms of warrants previously granted, resulting in proceeds to the Company of $303,907. During the nine months ended December 31, 1996 and the year ended March 31, 1996, the Company issued common stock valued at $86,400 and $117,390 as a bonus to certain employees.

                             During the year ended March 31, 1995, 31,250 shares of common stock were issued under terms of warrants previously granted, yielding proceeds to the Company of $78,126. Additionally, the Company issued common stock valued at $168,000 as a bonus to employees and $50,000 as payment in lieu of salary.

                             In August 1994, the Company issued 501,040 shares of common stock valued at $1,753,640 in exchange for certain working interests in wells in the San Juan Basin in a non-cash transaction.

                                                       EVERGREEN RESOURCES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


7.  STOCK OPTIONS            Under the terms of its Key Employee Equity
                             Plan, options and/or warrants are granted to key employees at not less than the market price of the Company's common stock on the date of grant. During the nine months ended December
                             31, 1996, the Company granted 170,500 warrants to officers and directors at exercise prices ranging from $5.75 to $7.00. In connection with the 1996 public offering, the Company issued 200,000 warrants to the underwriters at an exercise price of $6.90 per share. The presently outstanding warrants expire in 1997 to 2001.

                                                            December 31,                     March 31,
                                                               1996                            1996
                                                    ---------------------------   ---------------------------
                                                                    Weighted
                                                    Range of         Average       Range of       Exercise
                                                     Shares      Exercise Price     Shares         Prices
                                                    --------     --------------   --------     --------------
                             Outstanding,
                               beginning of year     327,300         $7.47         497,300     $  2.50 - 9.50
                               Granted               620,500          7.08          20,000               4.25
                               Exercised                   -             -        (190,000)              2.50
                                                    --------         -----        --------     --------------
                             Outstanding,
                               end of year           947,800          7.21         327,300       3.625 - 9.50
                                                    --------         -----        --------     --------------
                                                    --------         -----        --------     --------------
                             Options and warrants
                               exercisable, end of
                               year                  947,800          7.21         327,300       3.625 - 9.50
                                                    --------         -----        --------     --------------
                                                    --------         -----        --------     --------------
                             Weighted average fair
                               value of options and
                               warrants granted
                               during the year        $ 1.51                     $       -
                                                    --------                      --------
                                                    --------                      --------

                             FASB Statement 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), requires the Company to provide pro forma information regarding net income and net income per share as if compensation costs for the Company's stock option plans and other stock awards had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The Company estimated the fair value of each stock award at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the nine months ended December 31, 1996: dividend yield of 0 percent for all years; expected volatility of 9 percent; risk-free interest rate of 6.6 percent; and expected lives of five years for the warrants.

                                                      EVERGREEN RESOURCES, INC.

                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                       Under the accounting provisions for SFAS No. 123, the Company's net income and net income per share would have been adjusted to the following pro forma amounts:

                                                       Nine Months
                                                          Ended             Year Ended
                                                     December 31, 1996   December 31, 1996
                                                     -----------------   -----------------
                       Net income (loss)
                           As reported                   $674,500           $(606,800)
                           Pro forma                      597,500            (606,800)
                       Net income (loss) per share
                           As reported                       $.10               ($.10)
                           Pro forma                          .08                (.10)

8. MAJOR               During the nine months ended December 31, 1996 and the
   CUSTOMERS           years ended March 31, 1996 and 1995, the Company made
                       sales to unrelated entities which individually comprised greater than 10% of total oil and gas sales. The following is a table summarizing the percentage provided by each customer:

                       --------------------------------------------------------
                       Customer             A      B      C      D      E     F
                       --------------------------------------------------------
                       --------------------------------------------------------
                       Nine months ended
                       --------------------------------------------------------
                       December 31, 1996   59%   12%    12%     -%     -%    -%

                       Years Ended
                       --------------------------------------------------------
                       March 31,1996       -      -      -      41     11    25
                       March 31,1995       -      -      -      35     10     -

9.  SUPPLEMENTAL       Cash paid during the nine months ended December 31, 1996,
    DISCLOSURES        and for the years ended March 31, 1996 and 1995, for
    OF CASH FLOW       interest were approximately $192,700, $37,000, and
    INFORMATION        $22,000.  During the nine months ended December 31, 1996,
                       the Company incurred capital lease obligations of $841,000 in connection with the master lease agreement to acquire equipment. Included in accounts payable at December 31, 1996 is approximately $2,251,000 for gas gathering construction costs.

                       During the year ended March 31, 1995, approximately $1,978,000 of common stock was issued for services and acquisition of well interests. Also in 1995, the Company assumed approximately $267,000 in liabilities for the acquisition of certain equipment. See Notes 1, 6 and 10 for additional noncash transactions at December 31, 1996, and at March 31, 1996 and 1995.
                                                                          F-16

                                                      EVERGREEN RESOURCES, INC.

                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

10. COMMITMENTS        The Company leases its primary office space for
                       approximately $12,800 a month under a lease expiring in March 1998. The Company has the option to cancel the lease at any time subsequent to March 31, 1996. Rental expense, net of sublease income, for all facilities was approximately $99,900, $143,000, and $177,000 for the nine months ended December 31, 1996 and the years ended
                       March 31, 1996 and 1995.

                       The Company had leased additional office space from an affiliated entity under a month-to-month operating lease which is now cancelled. Rent expense was approximately $2,300 and $28,000 for this facility for the years ended March 31, 1996 and 1995.

                       The Company has an Employee Stock Ownership Plan (ESOP), with contributions to the ESOP determined at the discretion of the Company. For nine months ended December 31, 1996 and the years ended March 31, 1996 and 1995, the Company contributed $28,800, $20,000, and $0 to the plan.

                       Under the terms of certain gas gathering and tie-in agreements, EOC is committed to meeting certain minimum volume levels during the term of the agreement. Through December 31, 1996 and March 31, 1996, volume levels have been below the required minimums and EOC has accrued approximately $2,231,000 and $1,831,000 for this shortfall, which is included with long-term liabilities. Such amount is refundable if future volumes exceed the minimums and EOC is currently having discussions with the owner of the system concerning obtaining additional volumes or other possible alternatives which includes the purchase of a portion of the system.

                       The Company and its subsidiaries are contingently liable individually and jointly with others as guarantors for an aggregate amount of a $2.5 million for a line of credit and an obligation related to leased equipment. The contingent obligations amount to $1.1 million at December 31, 1996.

                                                      EVERGREEN RESOURCES, INC.

                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

11. OTHER
    INCOME    Other income consisted of the following:


                                       Nine Months Ended
                                         December 31,       Year Ended March 31,
                                             1996           1996          1995
              ------------------------------------------------------------------
              Gain on sales of
               subsidiaries/assets        $   -           $525,287      $330,856
              Other                         37,953          30,934       129,092
              ------------------------------------------------------------------

                                           $37,953        $556,221      $459,948
              ------------------------------------------------------------------
              ------------------------------------------------------------------

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

12. RELATED   EOC provides well services to a former affiliated entity for
    PARTIES   which it receives fees pursuant to written operating
              agreements. For the nine months ended December 31, 1996 and the years ended March 31, 1996 and 1995, such fees totalled approximately $340,000, $575,600 and $316,000. Additionally,
              EOC provides non-operating services to the former affiliate, as requested by them for engineering, evaluation, acquisition and similar services for which EOC was compensated $24,000 and $229,000 during the years ended March 31, 1996 and 1995. As of December 31, 1996 and March 31, 1996, approximately
              $272,900 and $50,500 was payable to EOC from the former affiliate for fees and other services.

                                                      EVERGREEN RESOURCES, INC.

                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

13. SECTION 29      Effective June 1, 1996, the Company sold its
    TAX CREDITS     working interests in six producing wells in
                    the San Juan Basin. The wells qualify for the Section 29 tax credit.

                    The Company received $53,000 cash and
                    receives a volumetric production payment of 99% of the cash flow from the wells until approximately 1.1 billion cubic feet of gas have been produced and sold net to the well interests.

                    In addition to the production payment,
                    Evergreen receives monthly payments based on production from the wells through 2002.

14.  CAPITAL LEASE  The Company has a $4.0 million equipment
     OBLIGATIONS    lease line with Hibernia National Bank with
                    interest at prime plus .25% (8.5% at
                    December 31, 1996) for a term of five years, including options to purchase the equipment at a nominal amount at the end of the lease term. The Company primarily leases compressors for the Raton Basin gas gathering system and other related production equipment.

                    Future minimum lease payments are as follows:

                    Years ending December 31:
                         1997                           $  387,900
                         1998                              387,900
                         1999                              387,900
                         2000                              387,900
                         2001                              219,200
                                                        ----------
                    Total future minimum lease
                     payments                            1,770,800
                    Less amount representing interest      322,000
                                                        ----------
                    Present value of minimum lease
                     payments                            1,448,800
                    Less current portion                   275,300
                                                        ----------
                    Capital lease obligation less
                     current portion                    $1,173,500
                                                        ----------
                                                        ----------

                                                      EVERGREEN RESOURCES, INC.

                                         CONSOLIDATED STATEMENTS OF OPERATIONS
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                  Included in fixed assets are the following assets under capital leases:

                                                                   December 31,   March 31,
                                                                      1996          1996
                                                                  ------------------------
                                  Gas gathering equipment          $1,652,196    $531,800
                                  Less accumulated amortization        92,113      37,986
                                                                  ------------------------
                                                                   $1,560,083    $493,814
                                                                  ------------------------
                                                                  ------------------------

15.  SUPPLEMENTAL                 The Company's oil and gas activities are
     INFORMATION OF               conducted in the United States and the
     OIL AND GAS                  United Kingdom.  The following costs were
     PRODUCING                    incurred in oil and gas acquisition,
     ACTIVITIES                   exploration, development, gas gathering and
                                  producing activities at:

                                                        United        United
                                                        States        Kingdom      Total
                                  --------------------------------------------------------
                                  DECEMBER 31, 1996
                                  -----------------
                                  Acquisition costs:
                                    Proved            $7,215,400  $        -    $7,215,400
                                    Unproved             600,000           -       600,000
                                    Gas gathering      3,484,600           -     3,484,600
                                  Exploration                  -           -             -
                                  Development          4,229,900      96,000     4,325,900
                                  Gas gathering        5,452,400           -     5,452,400

                                  MARCH 31, 1996
                                  -----------------
                                  Acquisition costs:
                                    Proved            $        -           -    $        -
                                    Unproved                   -           -             -
                                  Exploration            155,000           -       155,000
                                  Development          3,476,700     516,700     3,993,400
                                  Gas gathering          223,000           -       223,000

                                  MARCH 31, 1995
                                  -----------------
                                  Acquisition costs:
                                    Proved            $1,753,600  $        -    $1,753,600
                                    Unproved                   -           -             -
                                  Exploration            317,700           -       317,900
                                  Development          1,565,700   1,842,000     3,407,700
                                  Gas gathering        2,560,700           -     2,560,700

                                                      EVERGREEN RESOURCES, INC.

                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                 Aggregate capitalized costs and related accumulated depreciation, depletion and amortization relating to oil and gas producing activities are as follows:

                                                United        United
                                                States        Kingdom         Total
                 --------------------------------------------------------------------
                 DECEMBER 31, 1996

                 Proved properties           $49,323,572    $         -  $ 49,323,572
                 Unproved properties           1,086,629      7,492,591     8,579,220
                 --------------------------------------------------------------------
                                              50,410,201      7,492,591    57,902,792

                 Accumulated
                 depletion,
                 depreciation and
                 amortization                (11,867,582)            -    (11,867,582)
                 --------------------------------------------------------------------

                 Net capitalized costs       $38,542,619    $ 7,492,591  $ 46,035,210
                 --------------------------------------------------------------------
                 --------------------------------------------------------------------

                 MARCH 31, 1996

                 Proved properties           $36,378,828    $         -  $ 36,378,828
                 Unproved properties             896,301      6,896,438     7,792,739
                 --------------------------------------------------------------------
                                              37,275,129      6,896,438    44,171,567

                 Accumulated depletion,
                 depreciation and
                 amortization                (11,169,882)        -        (11,169,882)
                 --------------------------------------------------------------------

                 Net capitalized costs       $26,105,247     $6,896,438  $ 33,001,685
                 --------------------------------------------------------------------
                 --------------------------------------------------------------------

                                                      EVERGREEN RESOURCES, INC.

                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------


                             Costs of oil and gas properties excluded from the amortization base, at December 31 and March 31, are as follows:

                                                   United      United
                                                   States      Kingdom       Total
                             --------------------------------------------------------
                             DECEMBER 31, 1996

                             Leasehold costs     $1,086,629   $2,460,560   $3,547,189
                             Development costs            -    5,032,031    5,032,031
                             --------------------------------------------------------

                                                 $1,086,629   $7,492,591   $8,579,220
                             --------------------------------------------------------
                             --------------------------------------------------------

                             MARCH 31, 1996

                             Leasehold costs     $  896,301   $2,232,588   $3,128,889
                             Development costs            -    4,663,850    4,663,850
                             --------------------------------------------------------

                                                 $  896,301   $6,896,438   $7,792,739
                             --------------------------------------------------------
                             --------------------------------------------------------

                             Depreciation and depletion per equivalent MCF was $.33, $.39, and $.51 for the nine months ended December 31, 1996, and the years ended March 31, 1996 and 1995.

                             Results of operations from United States production activities for the nine months ended December 31, 1996 and the years ended March 31, 1996 and 1995 are presented in accordance with Financial Accounting Standards No. 69, "Disclosures About Oil and Gas Activities," which excludes consideration of general and administrative, and interest expense. There was no production activity in the United Kingdom.

                                                      EVERGREEN RESOURCES, INC.

                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------


                                                 Nine Months
                                                    Ended
                                                 December 31,   Years Ended March 31,
                                                 -----------   -----------------------
                                                     1996         1996         1995
                             ---------------------------------------------------------
                             Oil and gas sales    $3,502,385   $1,392,695   $1,916,262
                             ---------------------------------------------------------

                             Cost of production
                               and operations        700,875      656,899      993,838
                             Gas gathering costs     110,363      218,644      237,831
                             Depreciation and
                               depletion             697,700      393,581      510,538
                             ---------------------------------------------------------
                                                   1,508,938    1,269,124    1,742,207
                             ---------------------------------------------------------

                             Results of
                               operations from
                               producing activities
                               (excluding corporate
                               overhead and
                               interest costs)    $1,993,447   $  123,571   $  174,055
                             ---------------------------------------------------------
                             ---------------------------------------------------------

                             OIL AND GAS RESERVE INFORMATION (UNAUDITED)

                             The estimates of the Company's proved reserves and related future net cash flows that are presented in the following tables are based upon estimates made by independent petroleum engineering consultants for the United States only. The Company is in the process of developing properties in the United Kingdom and is unable to prepare reserve information in this area. The Company's reserve information was prepared as of December 31, 1996 and March 31, 1996 and 1995. The Company cautions that there are many inherent uncertainties in estimating proved reserve quantities, projecting future production rates, and timing of development expenditures. Accordingly, these estimates are likely to change as future information becomes available.

                             Proved oil and gas reserves are the estimated quantities of crude oil, condensate, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions.

                                                      EVERGREEN RESOURCES, INC.

                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------


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

                             Estimated quantities of proved reserves and proved developed reserves of crude oil and natural gas
                             (all of which are located within the United
                             States), as well as the changes in proved reserves, are as follows:

                                                                               Oil and
                                                                Natural      Natural Gas
                                                                  Gas          Liquids
                             Proved Reserves                     (mcf)          (bbls)
                             -----------------------------------------------------------
                             -----------------------------------------------------------
                             At April 1, 1994                  51,588,100     1,643,100
                               Revisions of previous
                                 estimates                    (12,474,600)     (609,300)
                               Extensions and discoveries      18,441,300             -
                               Sales of reserves               (3,891,100)     (154,300)
                               Purchases of reserves            5,000,000             -
                               Production                        (781,700)      (36,600)
                             -----------------------------------------------------------

                             At March 31, 1995                 57,882,000       842,900
                               Revisions of previous
                                 estimates                     (3,482,000)            -
                               Extensions and discoveries      31,163,500             -
                               Sales of reserves               (3,696,300)     (828,400)
                               Production                        (941,200)       (9,700)
                             -----------------------------------------------------------

                             At March 31, 1996                 80,926,000         4,800
                               Revisions of previous
                                 estimates                      4,625,400        (2,200)
                               Extensions and discoveries      30,109,100             -
                               Sales of reserves                        -             -
                               Purchases of reserves           37,163,600             -
                               Production                      (2,104,400)            -
                             -----------------------------------------------------------

                             At December 31, 1996             150,719,700         2,600
                             -----------------------------------------------------------
                             -----------------------------------------------------------

                                                      EVERGREEN RESOURCES, INC.

                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------


                             OIL AND GAS RESERVE INFORMATION - CONTINUED (UNAUDITED)

                                                                           Oil and
                                                             Natural     Natural Gas
                                                               Gas         Liquids
                             Proved Developed Reserves        (mcf)         (bbls)
                             -------------------------------------------------------
                             December 31, 1996              88,751,500       2,600
                             March 31, 1996                 41,359,700       4,800
                             March 31, 1995                 18,007,300     289,800

                             The following table sets forth a standardized measure of the estimated discounted future net cash flows attributable to the Company's proved oil and gas reserves. Estimated future cash inflows were computed by applying period-end prices of oil and gas to the estimated future production of proved oil and gas reserves at December 31, 1996 and March 31, 1996 and 1995. The future production and development costs represent the estimated future expenditures to be incurred in developing and producing the proved reserves, assuming continuation of existing economic conditions. Future income tax expense was computed by applying statutory income tax rates to the difference between pretax net cash flows relating to the Company's proved oil and gas reserves and the tax basis of proved oil and gas properties and available operating loss and excess statutory depletion carryovers, reduced by investment tax and
                             Section 29 credits.

                             At March 31, 1995, the Company determined that the likelihood of paying income tax in the future was minimal due to net operating losses and future drilling plans. As such, the effects of income taxes were excluded from this calculation.

                             During the nine months ended December 31, 1996 and the year ended March 31, 1996, future income taxes were included in the standardized measure of the future net cash flows due to the increase in future cash inflows which are the result of additional reserves.

                                                      EVERGREEN RESOURCES, INC.

                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------


                             OIL AND GAS RESERVE INFORMATION - CONTINUED (UNAUDITED)

                                                        Nine Months
                                                           Ended
                                                        December 31,         Years Ended March 31,
                                                        ------------     ----------------------------
                                                            1996             1996            1995
                                                        ------------     ------------    ------------
                             Future cash inflows        $242,761,200     $121,049,400    $ 86,666,340

                             Future cash outflows:
                               Production costs          (58,542,800)     (30,640,700)    (20,671,010)
                               Development costs         (11,790,300)      (7,389,400)     (9,460,563)
                                                        ---------------------------------------------

                             Future net cash flows
                               before future income
                               taxes                     172,428,100       83,019,300      56,534,767

                             Future income taxes         (34,865,300)     (13,789,400)              -
                                                        ---------------------------------------------

                             Future net cash flows       137,562,800       69,229,900      56,534,767

                             Effect of discounting
                               future annual net cash
                               flows at 10%              (81,319,200)     (44,076,600)    (33,222,467)
                                                        ---------------------------------------------

                             Standardized measure of
                               discounted future
                               net cash flows           $ 56,243,600     $ 25,153,300    $ 23,312,300
                                                        ---------------------------------------------
                                                        ---------------------------------------------

                                                      EVERGREEN RESOURCES, INC.

                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------


                             OIL AND GAS RESERVE INFORMATION - CONTINUED (UNAUDITED)

                             The following summarizes the principal factors comprising the changes in the standardized measure of discounted future net cash flows for the nine months ended December 31, 1996 and for the years ended March 31, 1996 and 1995.

                                                         Nine Months
                                                            Ended
                                                         December 31,        Years Ended March 31,
                                                         -----------     ---------------------------
                                                             1996            1996            1995
                             -----------------------------------------------------------------------
                             Standardized measure,
                               beginning of period       $25,153,300     $23,312,300     $25,708,900

                             Sales of oil and gas,
                               net of production
                               costs                      (2,691,200)       (517,100)       (684,600)

                             Extensions and discoveries   10,546,000      10,500,400       6,110,500

                             Net change in sales
                               prices, net of
                               production costs            4,434,700       2,866,900      (9,124,600)

                             Purchase of reserves         20,122,700               -       2,073,700

                             Sale of reserves                      -      (5,542,300)     (2,901,100)

                             Revisions of quantity
                               estimates                   2,478,000      (1,567,000)     (9,536,000)

                             Accretion of discount         3,016,300       1,664,300       3,244,400

                             Net change in income taxes   (9,244,800)     (5,010,100)      6,735,500

                             Changes in future
                               development costs           4,212,800       2,293,900       3,628,100

                             Changes in rates
                               of production and
                               other                      (1,784,200)     (2,848,000)     (1,942,500)
                             -----------------------------------------------------------------------

                             Standardized measure,
                               end of period             $56,243,600     $25,153,300     $23,312,300
                             -----------------------------------------------------------------------
                             -----------------------------------------------------------------------