Form 10-Q
period 1997-03-31
EVERGREEN RESOURCES INC
filed 1997-04-29
CIK 353943

                      Securities and Exchange Commission
                            Washington, DC   20549


                            -----------------------


                                   FORM 10-Q
                               Quarterly Report



                    Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934


                     FOR THE QUARTER ENDED MARCH 31, 1997
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

                         X   Yes                  No
                        ---                  ---
Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest date.

                CLASS                        OUTSTANDING AT APRIL 28,  1997
       Common Stock, No Par Value                      9,392,720

                              EVERGREEN RESOURCES,  INC.
                                         INDEX

                                                                      Page
                                                                     Number
                                                                     ------
     PART I.   FINANCIAL INFORMATION


        Consolidated Balance Sheets as of March 31, 1997
          and December 31, 1996 ...................................      3

        Consolidated Statements of Operations for the Three
          Months Ended March 31, 1997 and March 31, 1996...........      4

        Consolidated Statements of Cash Flows for the Three Months
          Ended March 31, 1997 and March 31, 1996..................      5

        Notes to Consolidated Financial Statements.................      6

        Management's Discussion and Analysis of Financial
          Condition and Results of Operations...................... 7 - 10


     PART II.   OTHER INFORMATION..................................     10

                           EVERGREEN RESOURCES, INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                    ASSETS                         March 31, 1997  December 31, 1996
                    ------                         --------------  -----------------
CURRENT:
 Cash and cash equivalents                          $  1,209,836     $   2,640,300
 Accounts receivable:
  Oil and gas sales                                    1,322,136         1,182,635
  Joint interest billings and other                      758,440           727,283
 Other current assets                                    242,088           113,964
                                                    ------------     -------------
    TOTAL CURRENT ASSETS                               3,532,500         4,664,182
                                                    ------------     -------------
PROPERTY AND EQUIPMENT:
 Proved oil and gas properties, based on
  full-cost accounting                                51,567,285        49,323,572
 Unevaluated properties not subject to amortization    8,682,784         8,579,220
 Gas gathering equipment                              16,746,463        13,952,381
 Support equipment                                     1,574,427         1,422,955
                                                    ------------     -------------
                                                      78,570,959        73,278,128
 Less accumulated depreciation, depletion and
  amortization                                       (13,088,400)      (12,578,205)
                                                    ------------     -------------
    NET PROPERTY AND EQUIPMENT                        65,482,559        60,699,923
                                                    ------------     -------------
DESIGNATED CASH                                        1,791,079         1,493,114
OTHER ASSETS                                           1,344,749         1,386,376
                                                    ------------     -------------
                                                    $ 72,150,887     $  68,243,595
                                                    ------------     -------------
                                                    ------------     -------------

       LIABILITIES AND STOCKHOLDERS' EQUITY
       ------------------------------------

CURRENT LIABILITIES:
 Accounts payable                                   $  1,615,838     $   3,223,047
 Amounts payable to oil and gas property owners        1,516,498         1,068,532
 Accrued expenses and other                              510,616           415,748
 Current portion - capital leases                        455,258           275,348
                                                    ------------     -------------
   TOTAL CURRENT LIABILITIES                           4,098,210         4,982,675

 Production taxes payable                              1,791,079         1,493,114
 Obligations under capital leases                      2,731,348         1,173,500
 Notes payable                                         1,700,000             --
 Other long term liabilities                           2,430,878         2,230,798
                                                    ------------     -------------
   TOTAL LIABILITIES                                  12,751,515         9,880,087
                                                    ------------     -------------
REDEEMABLE PREFERRED STOCK                             6,000,000         6,000,000
                                                    ------------     -------------
COMMON STOCKHOLDERS' EQUITY:
 Common stock, shares issued and outstanding,
  9,392,720 and 9,336,320                                 93,922            93,636
 Additional paid-in capital                           61,553,858        61,369,368
 Accumulated deficit                                  (8,278,545)       (9,198,780)
 Foreign currency translation adjustment                  30,137            99,284
                                                    ------------     -------------
   TOTAL STOCKHOLDERS' EQUITY                         53,399,372        52,363,508
                                                    ------------     -------------
                                                    $ 72,150,887     $  68,243,595
                                                    ------------     -------------
                                                    ------------     -------------

See accompanying notes to consolidated financial statements

                           EVERGREEN RESOURCES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                               Three Months Ended March 31
                                               ---------------------------
                                                   1997            1996
                                                   ----            ----

REVENUE:
 Oil and gas production                       $  2,437,701     $  484,276
 Oil and gas services                              181,771        205,938
 Interest and dividend income                       40,489         63,748
 Other income                                          ---          8,039
                                              ------------     ----------

   TOTAL REVENUES                                2,659,961        762,001
                                              ------------     ----------

COSTS AND EXPENSES:
 Cost of production and operations                 405,003        124,620
 Gas gathering costs                                36,262         49,564
 Cost of oil and gas services                      187,105        182,569
 Depreciation, depletion and amortization          586,709        172,033
 General and administrative expenses               292,916        213,961
 Interest expense                                  105,936          2,001
 Other expense                                       5,796         (3,118)
                                              ------------     ----------

   TOTAL COSTS AND EXPENSES                      1,619,727        741,630
                                              ------------     ----------

NET INCOME (LOSS)                                1,040,234         20,371

PREFERRED STOCK DIVIDENDS                          120,000        150,000
                                              ------------     ----------

NET INCOME (LOSS) ATTRIBUTABLE
  TO COMMON STOCK                             $    920,234     $ (129,629)
                                              ------------     ----------
                                              ------------     ----------

NET INCOME (LOSS) PER SHARE OF COMMON STOCK   $        .10     $    (0.02)
                                              ------------     ----------
                                              ------------     ----------

WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING                              9,392,720      5,800,036
                                              ------------     ----------
                                              ------------     ----------


See accompanying notes to consolidated financial statements.

                           EVERGREEN RESOURCES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                         1997          1996
                                                         ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                         $  1,040,234    $    20,370
 Adjustments to reconcile net income to
  cash provided by operating activities:
   Depreciation, depletion and amortization              586,709        172,033
   Other                                                  22,080         31,555
   Changes in operating assets and liabilities:
    Decrease (increase) in accounts receivable          (170,686)      (115,955)
    Decrease (increase) in current assets                 38,798         32,083
    Increase (decrease) in accounts payable             (256,423)       571,428
    Increase (decrease) in accrued expenses               94,867         (5,938)
                                                     -----------    -----------
  NET CASH  PROVIDED BY  OPERATING ACTIVITIES          1,355,579        705,576
                                                     -----------    -----------

Cash flows from investing activities:
 Investment in property and equipment                 (5,073,356)    (1,253,848)
 Proceeds from sale of oil and gas assets                   ---         (39,587)
 Proceeds from sale of subsidiary                           ---         457,820
 Designated cash                                        (297,965)       124,679
 Change in production taxes payable                      297,965       (124,679)
 Decrease (Increase) in other assets                      (6,946)        92,107
                                                     -----------    -----------
  NET CASH USED BY INVESTING ACTIVITIES               (5,080,303)      (743,508)
                                                     -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net proceeds from notes payable and long-term debt    2,077,120           --
 Proceeds from sale of common stock                                     303,904
 Debt issue costs                                                       (13,598)
 Principal payments on capital lease obligations        (110,825)       (22,980)
 Payment of preferred stock dividends                   (120,000)      (150,000)
 Increase in cash held from operating oil
  and gas properties                                     447,965         25,962
                                                     -----------    -----------
  NET CASH PROVIDED BY FINANCING ACTIVITIES            2,294,260        143,288
                                                     -----------    -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                      --         (49,338)
                                                     -----------    -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS  (1,430,464)        56,018

CASH AND CASH EQUIVALENTS,
BEGINNING OF THE PERIOD                                2,640,300      3,646,492
                                                     -----------    -----------

CASH AND CASH EQUIVALENTS,
END OF THE PERIOD                                    $ 1,209,836    $ 3,702,510
                                                     -----------    -----------
                                                     -----------    -----------

See accompanying notes to consolidated financial statements.

                           EVERGREEN RESOURCES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF MARCH 31, 1997


1. In the opinion of Management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Company's financial position as of March 31, 1997 and the results of its operations and changes in financial position for the three months then ended. All such adjustments are of a normal recurring nature.

2. Certain information at December 31, 1996 has been condensed from the audited financial statements included in the Company's most recent filing on Form 10-K.

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

8. Effective with the period ended December 13, 1996, the Company elected to begin utilizing a December 31 year-end.

                           EVERGREEN RESOURCES, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECENT DEVELOPMENTS -- RATON BASIN

     Since December 1991, Evergreen has acquired oil and gas leases covering over 120,000 gross acres in the Raton Basin, Las Animas County in Southeastern Colorado. This acreage position will support over 500 wells on 160 acre spacing. Independent engineering estimates indicate reserve potential of approximately 1.5 -2.0 billion cubic feet of gas per well.

     Since early 1994 Evergreen has drilled 54 coalbed methane gas wells in the Vermejo coals at depths of 1,000 to 2,100 feet. Evergreen has a 100% interest in these wells, 53 of which are in production - one of which is awaiting hook-up. Gas sales began in January 1995 and have improved as new wells have been drilled to a present level of 17.5 million cubic feet per day gross.

     On March 10, 1997, drilling commenced on 18 new development wells and 4 exploratory wells. All wells will be drilled to the Vermejo coal intervals at depths ranging from 900 feet to 3100 feet. Three groups of 6-7 development wells will be drilled, completed and placed into production in approximately 45-day intervals. These 18 wells will be located in the Southern portion of the Spanish Peaks Unit.

     Two of the exploratory wells will be drilled in the Northern portion of the Spanish Peaks Unit, and the other two exploratory wells will be drilled in the central portion of the Sangre de Cristo Unit. The exploratory wells are being drilled in order to test production levels, provide additional geologic control, and also to fulfill Unit obligations.

     The Company's MINIMUM natural gas price target for the full year is $1.60 per Mcf. While the first quarter 1997 price averaged $1.88 per Mcf, gas prices have recently declined, principally because of milder end-of-winter weather and corresponding lower demand.

     In order to help insure Evergreen's 1997 minimum target gas price, the Company has entered into several contracts which collectively represent 100% of present Raton Basin sales volumes. The contracts are all for the period May-October 1997. The average sales price resulting from these sales contracts will be approximately $1.61/Mcf.

     By entering into these contracts, Evergreen has also fulfilled all Raton Basin volume commitments during May-October 1997 and now qualifies for reduced transportation charges of approximately $0.20 per Mcf on all volumes sold above the contracted levels during the six month period.

LIQUIDITY AND CAPITAL RESOURCES

     Evergreen currently has a $20.0 million revolving line of credit with Hibernia National Bank of New Orleans. Advances pursuant to this line of credit are limited to the borrowing base, which is presently $20.0 million. An annual fee of one half of one percent is paid quarterly for any unused portion of the credit line. The borrowing base is redetermined semi-annually by the bank based upon reserve evaluations of the Company's oil and gas properties.
As of April 28, 1997, the Company had $3.0 million of borrowings on the line.

     The Company anticipates drilling 40 wells and expanding and upgrading gas gathering facilities during fiscal 1997. Capital requirements for the remainder of fiscal 1997 are estimated to be approximately $11 million. The Company believes that cash flow from operations,and funds under its line of credit, will be sufficient to fulfill the 1997 development objectives. Leases expiring in fiscal 1997 are not material and do not require significant drilling expenditures.

     Cash flows provided by operating activities were $1,355,600 for the three months ended March 31, 1997 as compared to cash provided by operating activities of $705,600 in the prior year. The significant increase in the cash flows provided by operating activities is due primarily to improved operating results as a result of higher gas production and higher gas prices.

     Cash flows used by investing activities were $5,080,300 during the three months ended March 31, 1997 versus $743,500 during the same period in 1996. The increase was primarily due to the continued development of the Raton Basin including an upgrade of the gas gathering system.

     Cash flows provided by financing activities were $2,294,300 during the three months ended March 31, 1997 as compared to $143,300 in the prior period. The increase was due primarily to increased borrowings to fund the drilling and gathering system development in the Raton Basin.

     The Company's production from its San Juan basin properties has not met the minimum volume requirements under its transportation agreements with El Paso Field Services ("El Paso"). As of March 31, 1997, the cumulative obligation of the Company to El Paso resulting from this shortfall was $2,434,000. At current rates of production, this liability would increase to over $3 million by the end of the contract term in July 1998. The Company is currently in discussions with El Paso concerning alternative resolutions to the shortfall, including the purchase by the Company of a portion of El Paso's pipeline system. However, there is no assurance that an alternative agreement will be reached.

     Some of the information contained herein is forward-looking. Actual results could materially differ and could be affected by, among other things, natural gas prices, and/or general economic conditions.

     On March 3, 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share" (SFAS No. 128). This pronouncement provides a different method of calculating earnings per share than is currently used in accordance with Accounting Principles Board Opinion (APB) No. 15, "Earnings Per Share". SFAS 128 provides for the calculation of "Basic" and "Diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. The Company will adopt SFAS No. 128 in 1997 and its implementation is not expected to have a material effect on the consolidated financial statements.

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 1997

     The Company reported net income of $920,200 or $0.10 per common share for the three months ended March 31, 1997, compared to a net loss of $129,600 or $0.02 per common share for the same period in 1996.

     Natural gas revenues were $2,437,700 during the three months ended March 31, 1997, compared to $484,300 for the same period in the prior year. The Company has no significant oil reserves, production or revenues.

     The significant year-to-year increase in natural gas revenue during the three months ended March 31, 1997, is attributable to sharply higher Raton Basin production volumes and improved natural gas prices.

     During the quarter ended March 31, 1997, Raton Basin gas production represented approximately 93% of the Company's total gas production, compared to 65% for the same period in the prior year. At March 31, 1997, there were 53 producing Raton Basin wells compared to 21 producing wells at March 31, 1996.

     Production costs and taxes (lifting costs) for the three months ended March 31, 1997, were $405,000 compared to $124,600 for the same period in 1996. On an equivalent Mcf basis (Mcfe), lifting costs declined from $0.39 per Mcf in the three months ended March 31, 1996 to $0.31 per Mcf in the current year.

                                                   Three Months Ended
                                                        March 31,
                                                    -------------------
                                                    1997           1996

      Gas Production (Mcf)                       1,297,900        302,555
      Gas Revenues                              $2,437,700       $427,600
      Avg. Price per Mcf                           $  1.88          $1.49

      Production Cost per Mcfe                     $  0.31          $0.39

     Oil and gas service revenues and cost of oil and gas services are attributable to the Company's wholly owned subsidiary Evergreen Operating Corporation (EOC), which is primarily responsible for drilling, evaluation and production activities associated with various properties and for negotiating the sales of oil and gas production from the properties. As of April 28, 1997, EOC was serving as Operator for approximately 170 producing wells owned by the Company and also by other unaffiliated third parties.

     During the three months ended March 31, 1997, oil and gas service revenues were $181,800, versus $205,900 for the three months ended March 31, 1996, a 12% decrease. Costs of oil and gas services during the three months ended March 31, 1997 were $187,100 vs. $182,500 for the prior year, a 3% increase.

     Depreciation, depletion and amortization expense for the three months ended March 31, 1997, was $586,700 compared to $172,000 in the prior year. The increase is due to the significant increase in gas production in the Raton Basin and the increase in capital costs for drilling and the gas gathering system.

     General and administrative expenses were $292,900 during the three months ended March 31, 1997 as compared to $213,900 during the same period in 1996. The $79,000 (or 37%) increase is due to an increase in overall corporate activity.

     Interest income for the three months ended March 31, 1997 was $40,500 compared to $63,700 in 1996.

     Interest expense for the three months ended March 31, 1997 was $105,900 versus $2,000 during the same period in 1996. The $103,900 increase in interest expense is due to increased borrowings to fund the Raton Basin development.

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

                                       EVERGREEN RESOURCES, INC.
                                              (Registrant)





DATE: April 28, 1997                   By: /s/ James S. Williams
                                           ------------------------------------
                                               James S. Williams
                                               Chairman of the Board