Form 10-Q
period 1997-06-30
EVERGREEN RESOURCES INC
filed 1997-07-25
CIK 353943

                      Securities and Exchange Commission
                            Washington, DC  20549

                            ---------------------

                                   FORM 10-Q
                               Quarterly Report



                    Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934


                      FOR THE QUARTER ENDED JUNE 30, 1997
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

        X   Yes                                        No
       ---                                        ---

Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest date.

         CLASS                           OUTSTANDING AT JULY 24, 1997
Common Stock, No Par Value                          9,412,500

                          EVERGREEN RESOURCES,  INC.
                                     INDEX


                                                                       Page
                                                                      Number
                                                                      ------

PART I.   FINANCIAL INFORMATION

     Consolidated Balance Sheets as of June 30, 1997
       and December 31, 1996                                             3

     Consolidated Statements of Operations for the Six and Three
       Months Ended June 30, 1997 and June 30, 1996                    4 - 5

     Consolidated Statements of Cash Flows for the Six Months
       Ended June 30, 1997 and June 30, 1996                             6

     Notes to Consolidated Financial Statements                          7

     Management's Discussion and Analysis of Financial
       Condition and Results of Operations                             8 - 13


     PART II.  OTHER INFORMATION                                         13

                           EVERGREEN RESOURCES, INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

             ASSETS                                 June 30, 1997    December 31, 1996
             ------                                 -------------    -----------------
CURRENT:
 Cash and cash equivalents                          $  2,596,274        $  2,640,300
 Accounts receivable:
  Oil and gas sales                                    1,345,764           1,182,635
  Joint interest billings and other                    1,012,047             727,283
 Other current assets                                    233,016             113,964
                                                    ------------        ------------
      TOTAL CURRENT ASSETS                             5,187,101           4,664,182
                                                    ------------        ------------

PROPERTY AND EQUIPMENT:
 Proved oil and gas properties, based on
  full-cost accounting                                54,085,795          49,323,572
 Unevaluated properties not subject to amortization    9,084,228           8,579,220
 Gas gathering equipment                              19,154,440          13,952,381
 Support equipment                                     1,861,981           1,422,955
                                                    ------------        ------------
                                                      84,186,444          73,278,128
 Less accumulated depreciation, depletion and
  amortization                                       (13,770,685)        (12,578,205)
                                                    ------------        ------------
      NET PROPERTY AND EQUIPMENT                      70,415,759          60,699,923
                                                    ------------        ------------
DESIGNATED CASH                                        1,468,626           1,493,114
OTHER ASSETS                                           1,598,834           1,386,376
                                                    ------------        ------------
                                                    $ 78,670,320        $ 68,243,595
                                                    ------------        ------------
                                                    ------------        ------------

     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable                                   $    807,289        $  3,223,047
 Amounts payable to oil and gas property owners        2,484,817           1,068,532
 Accrued expenses and other                              395,595             415,748
 Current portion - capital leases                        570,380             275,348
                                                    ------------        ------------
      TOTAL CURRENT LIABILITIES                        4,258,081           4,982,675

 Production taxes payable                              1,468,626           1,493,114
 Obligations under capital leases                      3,300,286           1,173,500
 Notes payable                                         6,950,000                  --
 Other long term liabilities                           2,430,878           2,230,798
                                                    ------------        ------------
      TOTAL LIABILITIES                               18,407,871           9,880,087
                                                    ------------        ------------
REDEEMABLE PREFERRED STOCK                             6,000,000           6,000,000
                                                    ------------        ------------

COMMON STOCKHOLDERS' EQUITY:
 Common stock, shares issued and outstanding,
  9,392,720 and 9,336,320                                 93,922              93,636
 Additional paid-in capital                           61,553,597          61,369,368
 Accumulated deficit                                  (7,538,600)         (9,198,780)
 Foreign currency translation adjustment                 153,530              99,284
                                                    ------------        ------------
      TOTAL STOCKHOLDERS' EQUITY                      54,262,449          52,363,508
                                                    ------------        ------------
                                                    $ 78,670,320        $ 68,243,595
                                                    ------------        ------------
                                                    ------------        ------------

See accompanying notes to consolidated financial statements

                           EVERGREEN RESOURCES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                      SIX MONTHS ENDED JUNE 30,
                                                    ---------------------------
                                                          1997           1996
                                                          ----           ----
REVENUE:
 Oil and gas production                             $  4,958,501   $  1,010,620
 Oil and gas services                                    374,467        396,847
 Interest                                                 71,806        115,347
 Other income                                              ---           18,067
                                                    ------------   ------------
      TOTAL REVENUES                                   5,404,774      1,540,881
                                                    ------------   ------------
COSTS AND EXPENSES:
 Cost of production and operations                       888,731        256,573
 Gas gathering costs                                      77,675         93,462
 Cost of oil and gas services                            392,426        367,410
 Depreciation, depletion and amortization              1,291,505        373,873
 General and administrative expenses                     576,329        363,231
 Interest expense                                        271,590         11,386
 Other expense                                             6,338         (5,454)
                                                    ------------   ------------
      TOTAL COSTS AND EXPENSES                         3,504,594      1,460,481
                                                    ------------   ------------
NET INCOME                                             1,900,180         80,400

PREFERRED STOCK DIVIDENDS                                240,000        300,000
                                                    ------------   ------------
NET INCOME (LOSS) ATTRIBUTABLE
  TO COMMON STOCK                                   $  1,660,180    $  (219,600)
                                                    ------------   ------------

NET INCOME (LOSS) PER SHARE OF COMMON STOCK         $        .18    $      (.04)
                                                    ------------   ------------

WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING                                    9,392,720      5,900,000
                                                    ------------   ------------


See accompanying notes to consolidated financial statements.

                           EVERGREEN RESOURCES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                     THREE MONTHS ENDED JUNE 30,
                                                    ---------------------------
                                                         1997           1996
                                                         ----           ----

REVENUE:
 Oil and gas production                             $  2,520,800     $  526,344
 Oil and gas services                                    192,696        190,909
 Interest                                                 31,317         51,599
 Other income                                              ---           10,028
                                                    ------------     ----------
      TOTAL REVENUES                                   2,744,813        778,880
                                                    ------------     ----------
COSTS AND EXPENSES:
 Cost of production and operations                       483,728        131,953
 Gas gathering costs                                      41,413         43,898
 Cost of oil and gas services                            205,321        184,841
 Depreciation, depletion and amortization                704,796        201,840
 General and administrative expenses                     283,413        149,270
 Interest expense                                        165,654          9,385
 Other expense                                               543         (2,337)
                                                    ------------     ----------

      TOTAL COSTS AND EXPENSES                         1,884,868        718,850
                                                    ------------     ----------
NET INCOME                                               859,945         60,030

PREFERRED STOCK DIVIDENDS                                120,000        150,000
                                                    ------------     ----------
NET INCOME (LOSS) ATTRIBUTABLE
  TO COMMON STOCK                                   $    739,945     $  (89,970)
                                                    ------------     ----------

NET INCOME (LOSS) PER SHARE OF COMMON STOCK         $        .08     $     (.02)
                                                    ------------     ----------

WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING                                    9,392,720      5,899,736
                                                    ------------     ----------

See accompanying notes to consolidated financial statements.

                           EVERGREEN RESOURCES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                        Six Months Ended June 30,
                                                       ---------------------------
                                                            1997           1996
                                                       ------------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                           $  1,900,180    $    80,400
  Adjustments to reconcile net income to
   cash provided by operating activities:
    Depreciation, depletion and amortization              1,291,505        373,873
    Other                                                    44,160         45,347
    Changes in operating assets and liabilities:
      Decrease (increase) in accounts receivable           (448,018)      (490,626)
      Decrease (increase) in current assets                (119,045)      (137,181)
      Increase (decrease) in accounts payable              (637,185)       136,032
      Increase (decrease) in accrued expenses               (20,152)       155,756
                                                       ------------    -----------

      NET CASH PROVIDED BY OPERATING ACTIVITIES           2,011,445        163,601
                                                       ------------    -----------

Cash flows from investing activities:
  Investment in property and equipment                  (10,086,339)    (3,128,737)
  Proceeds from sale of oil and gas assets                    ---          310,413
  Proceeds from sale of subsidiary                            ---          457,820
  Designated cash                                            24,488       (164,478)
  Change in production taxes payable                        (24,488)       164,478
  Decrease (Increase) in other assets                      (191,711)        96,552
                                                       ------------    -----------

      NET CASH USED BY INVESTING ACTIVITIES             (10,278,050)    (2,263,952)
                                                       ------------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from notes payable and long-term debt      7,327,120        ---
  Proceeds from sale of common stock                          ---          303,904
  Debt issue costs                                          (19,416)       (13,598)
  Principal payments on capital lease obligations          (264,332)       (39,012)
  Payment of preferred stock dividends                     (240,000)      (300,000)
  Increase in cash held from operating oil
   and gas properties                                     1,416,285         (3,935)
                                                       ------------    -----------

      NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES    8,219,657        (52,641)
                                                       ------------    -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                       2,922        (53,051)
                                                       ------------    -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                   (44,026)    (2,206,043)

CASH AND CASH EQUIVALENTS,
BEGINNING OF THE PERIOD                                   2,640,300      3,646,492
                                                       ------------    -----------
CASH AND CASH EQUIVALENTS,
END OF THE PERIOD                                      $  2,596,274   $  1,440,449
                                                       ------------    -----------
                                                       ------------    -----------

See accompanying notes to consolidated financial statements.

                        EVERGREEN RESOURCES, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           AS OF JUNE 30, 1997


1. In the opinion of Management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Company's financial position as of June 30, 1997 and the results of its operations and changes in financial position for the three and six months then ended. All such adjustments are of a normal recurring nature.

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

6. Designated cash represents the cash withheld for payment of production taxes from the Company and third party revenue interest owners for subsequent distribution to county taxation authorities.

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

8. Effective with the period ended December 31, 1996, the Company elected to begin utilizing a December 31 year-end. As a result of the change in fiscal years the Statement of Operations for the six months ended June 30, 1996 has been restated to include the results of operations for the three months ended March 31, 1996 and the three months ended June 30, 1996.

                         EVERGREEN RESOURCES, INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECENT DEVELOPMENTS

RATON BASIN

     Since December 1991, Evergreen has acquired oil and gas leases covering over 120,000 gross acres in the Raton Basin, Las Animas County in Southeastern Colorado. This acreage position will support over 500 wells on 160 acre spacing. Independent engineering estimates indicate reserve potential of approximately 1.5-2.0 billion cubic feet of gas per well.

     On March 10, 1997, drilling commenced on 18 new development wells and 4 exploratory wells. All wells were drilled to the Vermejo coal intervals at depths ranging from 900 feet to 3100 feet. The 18 development wells are located in the Southern portion of the Spanish Peaks Unit and 17 are now producing.

     Two of the exploratory wells have been drilled in the Northern portion of the Spanish Peaks Unit, and the other two exploratory wells have been drilled in the central portion of the Sangre de Cristo Unit. The exploratory wells will test production levels, provide additional geologic control, and also will fulfill Unit obligations.

     In July 1997, drilling commenced on an additional 20 development wells, all of which are expected to be producing by year-end.

     To date, Evergreen has drilled 79 coalbed methane gas wells in the Vermejo coals at depths of 900 to 3,100 feet. Evergreen has a 100% interest in these wells, 71 of which are in production. The remaining 8 wells are awaiting completion. Gas sales began in January 1995 and production has improved as new wells have been drilled to a present level of over 23 million cubic feet (MMcf) per day gross. Evergreen's net sales are approximately 19 MMcf per day at present.

     Effective January 1, 1997, the Company entered into a firm transportation agreement for a ten-year term with Colorado Interstate Gas Company ("CIG"). The agreement, at CIG's current tariff rates, allows the Company to access Mid-continent natural gas markets. The Company is obligated to transport at least 10 MMcf per day, and will be allowed to transport an additional 15 MMcf per day at a fixed charge. The agreement provides Evergreen access to markets beyond the Rockies and improves the Company's gas marketing options.

     The Company's MINIMUM natural gas price target for the full year is $1.60 per Mcf. In order to help insure Evergreen's 1997 minimum target gas price, the Company has entered into several contracts which collectively represent approximately 80% of present Raton Basin sales volumes. The contracts are all for the period May-October 1997. The average sales price resulting from these sales contracts will be approximately $1.61/Mcf. By entering into these contracts, Evergreen has also fulfilled all Raton Basin volume commitments during May-October 1997 and now qualifies for reduced transportation charges of approximately $0.20 per Mcf on all volumes sold above the contracted levels during the six month period.

     The Company has recently entered into a contract to sell a portion of its gas at $2.05/Mcf for November 1997 through March 1998.

     Colorado Interstate Gas Company ("CIG") plans to construct a new 120 -mile, 16 inch pipeline from Trinidad to Campo, Colorado. Capacity of this new pipeline will initially be approximately 100 million cubic feet per day. CIG expects that this new line will be in service in August of 1998.

     The Company has executed an agreement for transportation on this pipeline, which is subject to the outcome of an "open season" filed by CIG to solicit additional firm-volume commitments. The open season will be completed in mid-August, at which time the terms of the agreement will be finalized in accordance with the "open season" provisions mandated by the Federal Energy Regulatory Commission.

UNITED KINGDOM

     Under a new onshore Licensing regime implemented by the UK Department of Trade and Industry (DTI), Evergreen has converted its existing onshore Exploration Licenses to new onshore Licenses, called Petroleum Exploration and Development Licenses. These new Licenses will provide up to a 30 year term with optional periodic relinquishment of portions of the licenses, subject to future development plans. There are no royalties or burdens encumbering the Licenses. Work commitments on the Licenses have been fulfilled through 1997 as a result of Evergreen's prior UK activity.

     The DTI has approved the Company's request to relinquish 259,461 presently licensed acres, which were not considered highly prospective for coalbed methane (CBM) development. The Company retains 371,018 acres, which were high-graded for CBM and conventional hydrocarbon potential. Work commitments for acreage retained will include remote sensing studies, additional seismic studies and the drilling of three wells, one per year beginning in 1999.

     Evergreen is continuing to hold discussions with various funding sources, including potential industry partners, for the purpose of resuming evaluation and development of the Licenses.

SHAREHOLDER RIGHTS PLAN

     On July 7, 1997 the Board of Directors adopted a Shareholder Rights Plan ("Rights Plan"), pursuant to which stock purchase rights will be distributed as a dividend to its common stockholders at a rate of one Right for each share of common stock held of record as of July 22, 1997.

     The Rights Plan is designed to enhance the Board's ability to prevent an acquiror from depriving stockholders of the long-term value of their investment and to protect shareholders against attempts to acquire the Company by means of unfair or abusive takeover tactics that have been prevalent in many unsolicited takeover attempts.

     This action is not taken in response to any pending or threatened takeover effort to acquire the Company.

     Under the Rights Plan, the rights will become exercisable only if a person or a group (except for existing 20% shareholders) acquires or commences a tender offer for 20% or more of the Company's common stock.
Until they become exercisable, the Rights attach to and trade with the Company's common stock. The Rights will expire July 22, 2007. The Rights may be redeemed by the continuing members of the Board at $.001 per Right prior to the day after a person or group has accumulated 20% or more of the Company's common stock.

     In the event that a person or group acquires 20% of the Company's common stock, the rights would then be modified to represent the right to receive for the exercise price, Company common stock having a value worth twice the exercise price.

     In the event that the Company is involved in a merger or other business combination at any time after a person or group has acquired 20% or more of the Company's common stock, the Rights will be modified so as to entitle a holder to buy a number of shares of common stock of the acquiring entity having a market value of twice the exercise price of each Right.

     All Rights held or acquired by a person or group holding 20% or more of the Company's shares are void. The Rights are not triggered by continued stock ownership of the Company's existing 20% shareholders, unless these Shareholders increase their holdings in the Company above 30%.

     Additional details of the Shareholder Rights plan were outlined in a letter recently mailed to the Company's stockholders.

LIQUIDITY AND CAPITAL RESOURCES

     Evergreen currently has a $30.0 million revolving line of credit with Hibernia National Bank of New Orleans, Louisiana, which is available through May 1999. Advances pursuant to this line of credit are limited to the borrowing base, which is presently $30.0 million. Interest accrues at prime plus or minus a margin of -.25% to .25%, with margins determined on the average outstanding borrowings under the line of credit. The borrowing base is redetermined semi-annually by the bank based upon reserve evaluations of the Company's oil and gas properties. As of July 24, 1997, the Company had $6.1 million of borrowings under the line.

     The Company has a $6.0 million equipment lease line with Hibernia with interest at prime for a term of five years including options to purchase the equipment at a nominal amounts at the end of the lease term. The Company primarily leases compressors for the Raton Basin gas gathering system and other related production equipment. At July 24, 1997, the Company had utilized approximately $4 million under the lease line.

     The Company anticipates drilling 40-60 wells and expanding and upgrading gas gathering facilities during fiscal 1997. Capital requirements for the remainder of fiscal 1997 are estimated to be approximately $9 million. The Company believes that cash flow from operations and funds under its line of credit will be sufficient to fulfill the 1997 development objectives. Leases expiring in fiscal 1997 are not material and do not require significant drilling expenditures.

     Cash flows provided by operating activities were $2,011,500 for the six months ended June 30, 1997 as compared to cash provided by operating activities of $163,600 in the prior year. The significant increase in the cash flows provided by operating activities is due primarily to improved operating results as a result of higher gas production and higher gas prices.

     Cash flows used by investing activities were $10,278,000 during the six months ended June 30, 1997 versus $2,264,000 during the same period in 1996. The increase was due to the continued development of the Raton Basin including an upgrade of the gas gathering system.

     Cash flows provided by financing activities were $8,220,000 during the six months ended June 30, 1997 as compared to cash flows used by financing activities of $52,600 in the prior period. The increase was due primarily to increased borrowings to fund the drilling and gathering system development in the Raton Basin.

     The Company's production from its San Juan basin properties has not met the minimum volume requirements under its transportation agreements with El Paso Field Services ("El Paso"). As of June 30, 1997, the cumulative obligation of the Company to El Paso resulting from this shortfall was $2,431,000. At current rates of production, this liability would increase to over $3 million by the end of the contract term in July 1998. The Company is currently in discussions with El Paso concerning alternative resolutions to the shortfall, including the purchase by the Company of a portion of El Paso's pipeline system. However, there is no assurance that an alternative agreement will be reached.

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

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 1997

     The Company reported net income of $1,660,200 or $0.18 per common share for the six months ended June 30, 1997, compared to a net loss of $219,600 or $0.04 per common share for the same period in 1996.

     For the three months ended June 30, 1997, the Company reported net income of $739,900 or $0.08 per common share compared to a net loss of $89,900 or $0.02 per common share for the same period in 1996.

     EBITDA (earnings before interest, taxes, depreciation, depletion and amortization) improved to $3.2 million or $0.34 per common share for the six months ended June 30, 1997 vs. $165,600 or $0.03 per common share for the same period in 1996.

     Natural gas revenues were $4,958,500 during the six months ended June 30, 1997, compared to $1,010,600 for the same period in the prior year. During the three months ended June 30, 1997, natural gas revenues were $2,520,800 vs. $526,300 in the prior year. The Company has no significant oil reserves, production or revenues.

     The significant year-to-year increase in natural gas revenue during the three and six months ended June 30, 1997, is attributable to sharply higher Raton Basin production volumes and improved natural gas prices.

     During the quarter ended June 30, 1997, Raton Basin gas production represented approximately 93% of the Company's total gas production, compared to 73% for the same period in the prior year. At June 30, 1997, there were 67 producing Raton Basin wells compared to 31 producing wells at June 30, 1996.

     Production costs and taxes (lifting costs) for the six months ended June 30, 1997, were $888,700 compared to $256,600 for the same period in 1996. On an equivalent Mcf basis (Mcfe), lifting costs declined from $0.36 per Mcf in the six months ended June 30, 1996 to $0.32 per Mcfe in the current year.

                                Six Months Ended         Three Months Ended
                                    June 30,                 June 30,
                                -----------------        ------------------
                                1997         1996        1997         1996

Gas Production (Mcf)         2,757,000      719,400    1,459,200     395,100
Gas Revenues                 4,958,500    1,010,600    2,520,800     526,300
Avg. Price per Mcf               $1.80        $1.40        $1.73       $1.33

Production Cost per Mcfe         $0.32        $0.36        $0.33       $0.33

     Oil and gas service revenues and cost of oil and gas services are attributable to the Company's wholly owned subsidiary Evergreen Operating Corporation (EOC), which is primarily responsible for drilling, evaluation and production activities associated with various properties and for negotiating the sales of oil and gas production from the properties. As of July 23, 1997, EOC was serving as Operator for approximately 185 producing wells owned by the Company and also by other unaffiliated third parties.

     During the six months ended June 30, 1997, oil and gas service revenues were $374,500, versus $396,800 for the six months ended June 30, 1996, a 6% decrease. Costs of oil and gas services during the six months ended June 30, 1997 were $392,400 vs. $367,400 for the prior year, a 6% increase.

     Depreciation, depletion and amortization expense for the six months ended June 30, 1997, was $1,291,500 compared to $373,900 in the prior year. The increase is due to the significant increase in gas production in the Raton Basin and the increase in capital costs for drilling and the gas gathering system.

     General and administrative expenses were $576,300 during the six months ended June 30, 1997 as compared to $363,200 during the same period in 1996. The $213,100 (or 58%) increase is due to an increase in overall corporate activity, associated with an expanded drilling program.

     Interest income for the six months ended June 30, 1997 was $71,800 compared to $115,300 in 1996. The $43,500 (or 38%) decrease is due to less cash to invest as a result of the continued Raton Basin development.

     Interest expense for the six months ended June 30, 1997 was $271,600 versus $11,400 during the same period in 1996. The $260,200 increase in interest expense is due to increased borrowings to fund the Raton Basin development.

                          PART II.  OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS.

     The Company is not engaged in any material pending legal proceedings to which the Company or its subsidiaries is a party or to which any of its property is subject.

     On June 25, 1997, Evergreen Resources, Inc filed in the Las Animas County District Court for a declaratory judgment against Amoco Production Company ("Amoco") regarding the sale by Amoco of certain property located in Las Animas County, Colorado. Amoco entered into a Purchase and Sale Agreement with another entity to sell, oil and gas properties which were subject to a preferential purchase right under a Unit Operating Agreement. Evergreen, as a working interest owner in the Unit, tendered its notice to Amoco of its intent to exercise its preferential right to purchase certain properties covered by the Purchase and Sale Agreement. Amoco contends that it did not receive a valid election of the preferential purchase rights from Evergreen. Evergreen is seeking a declaratory judgment against Amoco declaring that it properly exercised its preferential right of purchase, and that Amoco is obligated to sell the properties covered by that preferential right of purchase to Evergreen.

ITEM 2.  CHANGES IN SECURITIES.

Not applicable.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

At the Company's Annual Meeting on May 28, 1997 Shareholders elected Alain Blanchard and Scott D. Sheffield to new three-year terms and Larry D. Estridge to a new two-year term.

ITEM 5.  OTHER INFORMATION.

Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

A report on Form 8-K describing the Shareholder Rights Plan was filed on July 7, 1997.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           EVERGREEN RESOURCES, INC.
                                                  (Registrant)





DATE: July 24, 1997                        By: /s/ Kevin R. Collins
                                              --------------------------------
                                                   Kevin R. Collins
                                                   VP - Finance
                                                   Chief Financial Officer