Form 10-Q
period 1997-09-30
EVERGREEN RESOURCES INC
filed 1997-11-04
CIK 353943

                      Securities and Exchange Commission
                            Washington, DC   20549
                      ----------------------------------


                                   FORM 10-Q
                               Quarterly Report



                    Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934


                   FOR THE QUARTER ENDED SEPTEMBER 30, 1997
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

        X   Yes                                        No
      -----                                      -----

Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest date.

         CLASS                                OUTSTANDING AT NOVEMBER 3,  1997
Common Stock, No Par Value                                9,490,295

                           EVERGREEN RESOURCES, INC.
                                     INDEX


                                                                       Page
                                                                      Number
                                                                      ------

PART I.   FINANCIAL INFORMATION


   Consolidated Balance Sheets as of September 30, 1997
     and December 31, 1996                                               3

   Consolidated Statements of Operations for the Nine and Three
     Months Ended September 30, 1997 and 1996                          4 - 5

   Consolidated Statements of Cash Flows for the Nine Months
     Ended September 30, 1997 and 1996                                   6

   Notes to Consolidated Financial Statements                            7

   Management's Discussion and Analysis of Financial
     Condition and Results of Operations                               8 - 13


PART II.   OTHER INFORMATION                                            14

                           EVERGREEN RESOURCES, INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                   ASSETS                           September 30,  December 31,
                                                        1997           1996
                                                    ------------   ------------
CURRENT:
 Cash and cash equivalents                          $  2,099,333   $  2,640,300
 Accounts receivable:
  Oil and gas sales                                    1,675,433      1,182,635
  Joint interest billings and other                      609,209        727,283
 Other current assets                                    207,497        113,964
                                                    ------------   ------------
   TOTAL CURRENT ASSETS                                4,591,472      4,664,182
                                                    ------------   ------------
PROPERTY AND EQUIPMENT:
 Proved oil and gas properties, based on full-cost
  accounting                                          55,958,826     49,323,572
 Unevaluated properties not subject to amortization    9,260,850      8,579,220
 Gas gathering equipment                              20,777,033     13,952,381
 Support equipment                                     2,208,955      1,422,955
                                                    ------------   ------------
                                                      88,205,664     73,278,128
 Less accumulated depreciation, depletion and
  amortization                                       (14,498,709)   (12,578,205)
                                                    ------------   ------------
   NET PROPERTY AND EQUIPMENT                         73,706,955     60,699,923
                                                    ------------   ------------
DESIGNATED CASH                                        1,789,088      1,493,114
OTHER ASSETS                                           1,824,681      1,386,376
                                                    ------------   ------------
                                                    $ 81,912,196   $ 68,243,595
                                                    ------------   ------------
                                                    ------------   ------------

       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable                                     $  683,790   $  3,223,047
 Amounts payable to oil and gas property owners        2,676,578      1,068,532
 Accrued expenses and other                              490,751        415,748
 Current portion - capital leases                        710,256        275,348
                                                    ------------   ------------
   TOTAL CURRENT LIABILITIES                           4,561,375      4,982,675
 Production taxes payable                              1,789,088      1,493,114
 Obligations under capital leases                      2,976,086      1,173,500
 Notes payable                                         8,400,000             --
 Other long term liabilities                           2,430,878      2,230,798
                                                    ------------   ------------
   TOTAL LIABILITIES                                  20,157,427      9,880,087
                                                    ------------   ------------
REDEEMABLE PREFERRED STOCK                             6,000,000      6,000,000
                                                    ------------   ------------
COMMON STOCKHOLDERS' EQUITY:
 Common stock, shares issued and outstanding,
  9,469,544 and 9,336,320                                 94,695         93,636
 Additional paid-in capital                           61,887,511     61,369,368
 Accumulated deficit                                  (6,221,497)    (9,198,780)
 Foreign currency translation adjustment                  (5,940)        99,284
                                                    ------------   ------------
   TOTAL STOCKHOLDERS' EQUITY                         55,754,769     52,363,508
                                                    ------------   ------------
                                                    $ 81,912,196   $ 68,243,595
                                                    ------------   ------------
                                                    ------------   ------------

See accompanying notes to consolidated financial statements

                           EVERGREEN RESOURCES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                          Nine Months Ended
                                                            September 30,
                                                     --------------------------
                                                         1997           1996
                                                     -----------    -----------
REVENUE:
 Natural gas revenues                                $ 8,194,717    $ 2,139,689
 Oil and gas services                                    576,913        571,800
 Interest                                                100,965        146,694
 Other income                                            228,459         43,855
                                                     -----------    -----------
  TOTAL REVENUES                                       9,101,054      2,902,038
                                                     -----------    -----------

COSTS AND EXPENSES:
 Cost of production and operations                     1,443,849        489,236
 Gas gathering costs                                     112,358        124,561
 Cost of oil and gas services                            621,383        584,536
 Depreciation, depletion and amortization              2,042,508        670,712
 General and administrative expenses                     886,019        530,610
 Interest expense                                        511,359        110,456
 Other expense                                           146,298          5,515
                                                     -----------    -----------
  TOTAL COSTS AND EXPENSES                             5,763,774      2,515,626
                                                     -----------    -----------

NET INCOME                                             3,337,280        386,412

PREFERRED STOCK DIVIDENDS                                360,000        450,000
                                                     -----------    -----------

NET INCOME (LOSS) ATTRIBUTABLE
 TO COMMON STOCK                                     $ 2,977,280    $   (63,588)
                                                     -----------    -----------
                                                     -----------    -----------

NET INCOME (LOSS) PER SHARE OF COMMON STOCK          $      0.32    $     (0.01)
                                                     -----------    -----------
                                                     -----------    -----------

WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING                                    9,403,543      6,172,916
                                                     -----------    -----------
                                                     -----------    -----------

See accompanying notes to consolidated financial statements.

                           EVERGREEN RESOURCES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                              Three Months Ended September 30,
                                              --------------------------------
                                                    1997           1996
                                                 ----------     ----------

REVENUE:
 Natural gas revenues                            $3,236,216     $1,129,069
 Oil and gas services                               202,446        174,953
 Interest                                            29,159         31,347
 Other income                                       234,268         25,788
                                                 ----------     ----------

  TOTAL REVENUES                                  3,702,089      1,361,157
                                                 ----------     ----------

COSTS AND EXPENSES:
 Cost of production and operations                  555,118        232,663
 Gas gathering costs                                 34,683         31,099
 Cost of oil and gas services                       228,957        217,126
 Depreciation, depletion and amortization           751,003        296,839
 General and administrative expenses                309,690        167,379
 Interest expense                                   239,769         99,070
 Other expense                                      145,769         10,970
                                                 ----------     ----------

  TOTAL COSTS AND EXPENSES                        2,264,989      1,055,146
                                                 ----------     ----------

NET INCOME                                        1,437,100        306,011

PREFERRED STOCK DIVIDENDS                           120,000        150,000
                                                 ----------     ----------

NET INCOME ATTRIBUTABLE
  TO COMMON STOCK                                $1,317,100     $  156,011
                                                 ----------     ----------
                                                 ----------     ----------

NET INCOME PER SHARE OF COMMON STOCK             $     0.14     $     0.02
                                                 ----------     ----------
                                                 ----------     ----------

WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING                               9,424,837      6,710,369
                                                 ----------     ----------
                                                 ----------     ----------

See accompanying notes to consolidated financial statements.

                           EVERGREEN RESOURCES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                   Nine Months Ended September 30,
                                                   -------------------------------
                                                         1997           1996
                                                     -----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                           $3,337,280     $  386,412
 Adjustments to reconcile net income to
  cash provided by operating activities:
    Depreciation, depletion and amortization           2,042,508        670,712
    Equity in earnings of investment                    (226,159)            --
    Other                                                 89,895         82,123
    Changes in operating assets and liabilities:
     Decrease (increase) in accounts receivable         (374,768)        88,380
     (Increase) in other current assets                  (93,549)      (280,537)
     Increase (decrease) in accounts payable            (714,271)       529,476
     Increase (decrease) in accrued expenses              75,002        (52,911)
                                                     -----------     ----------

  NET CASH PROVIDED BY OPERATING ACTIVITIES            4,135,938      1,423,655
                                                     -----------     ----------

Cash flows from investing activities:
 Investment in property and equipment                (14,338,817)    (6,109,205)
 Proceeds from sale of oil and gas assets                     --        821,279
 Designated cash                                        (295,974)      (415,879)
 Change in production taxes payable                      295,974        415,879
 Increase in other assets                               (193,722)      (397,662)
                                                     -----------     ----------

  NET CASH USED BY INVESTING ACTIVITIES              (14,532,539)    (5,685,588)
                                                     -----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net proceeds from notes payable and long-term debt    8,777,120      2,493,000
 Proceeds from sale of common stock                      279,076        303,904
 Debt issue costs                                             --        (23,259)
 Principal payments on capital lease obligations        (448,608)       (75,435)
 Payment of preferred stock dividends                   (360,000)      (450,000)
 Increase (decrease) in cash held from operating oil
  and gas properties                                   1,608,046       (445,581)
                                                     -----------     ----------

  NET CASH PROVIDED BY FINANCING ACTIVITIES            9,855,634      1,802,629
                                                     -----------     ----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                       --        (55,560)
                                                     -----------     ----------

NET DECREASE IN CASH AND CASH EQUIVALENTS               (540,967)    (2,514,864)

CASH AND CASH EQUIVALENTS,
BEGINNING OF THE PERIOD                                2,640,300      3,646,492
                                                     -----------     ----------

CASH AND CASH EQUIVALENTS,
END OF THE PERIOD                                     $2,099,333     $1,131,628
                                                     -----------     ----------
                                                     -----------     ----------

See accompanying notes to consolidated financial statements.

                           EVERGREEN RESOURCES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           AS OF SEPTEMBER 30, 1997

1. In the opinion of Management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Company's financial position as of September 30, 1997 and the results of its operations and changes in financial position for the three and nine months then ended. All such adjustments are of a normal recurring nature.

2. Certain information at December 31, 1996 has been condensed from the audited financial statements included in the Company's most recent filing on Form 10-K.

3. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Evergreen Operating Corporation ("EOC"), Evergreen Resources (UK) Limited ("ERUK"), Primero Gas Marketing Co. ("Primero") and Powerbridge, Inc. ("PBI"). All significant intercompany balances and transactions have been eliminated.

   The consolidated financial statements also include the Company's 49% ownership in Maverick Stimulation Company, LLC ("Maverick") and 40% ownership in Argos Evergreen Limited ("AEL") and, accordingly, accounts for these investments by the equity method of accounting. All significant intercompany balances and transactions have been eliminated.

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

6. Designated cash represents the cash withheld from revenue payments to the Company and third party revenue interest owners for subsequent distribution of production taxes to county taxation authorities.

7. The functional currency for the Company's foreign operations is the applicable local currency. The translation of the applicable foreign currency into U.S. dollars is calculated for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The gains or losses resulting from such translation are included in stockholders' equity.

8. Effective with the period ended December 31, 1996, the Company elected to begin utilizing a December 31 year-end. As a result of the change in fiscal years the Statement of Operations for the nine months ended September 30, 1996 has been restated to include the results of operations for the three months ended March 31, 1996 and the six months ended September 30, 1996.

                           EVERGREEN RESOURCES, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE COMPANY

   Evergreen Resources, Inc. ("Company or Evergreen") is an independent energy company engaged in the operation, acquisition, exploration and development of oil and gas properties and also the marketing of natural gas. The Company's current operations are principally focused on developing and expanding its coalbed methane project located on over 120,000 acres in the Raton Basin in southern Colorado.

RECENT DEVELOPMENTS

RATON BASIN

     As of October 31, 1997, Evergreen was producing from 77 gas wells. An additional 19 wells have been drilled and six more are scheduled for drilling beginning November 15, 1997. All of these 25 wells are scheduled to be completed and placed in production by year-end. Gas production has continued to improve since sales began in January 1995 to a current level of over 25 million cubic feet ("MMcf") per day gross.

     The expanding production in the Raton Basin has led Colorado Interstate Gas Co. (CIG) to file with the Federal Energy Regulatory Commission for approval to construct the Campo Lateral, a new 115-mile line connecting
CIG's Picketwire Lateral near Trinidad, Colorado with its mainline compressor station at Campo, in Baca County, Colorado. The pipeline will initially provide transportation capacity of 100 MMcf of gas per day out of the Raton Basin and is expected to be in service in August, 1998.

     Evergreen has entered into an agreement with CIG which entitles it to firm transportation of its Raton Basin gas on the Campo Lateral for fifteen years. The Company has committed to transport at least 41 MMcf per day through CIG's pipelines commencing on or about August 1998 and may increase its volume to over 100 MMcf per day. Evergreen believes that the new pipeline will provide transport capacity for gas production from several hundred wells, provide attractive delivery pressures, reduce the Company's transportation rate below maximum tariff rates, and expand the range of customers to which it can market its gas, thereby potentially increasing the prices Evergreen receives for its gas.

     The Company enters into contractual obligations that require future physical delivery to attempt to manage price risk with regard to a portion of its natural gas production. As of October 31, 1997, the Company had entered into contracts to sell amounts equal to substantially all of its current sales at $2.05 per Mcf for the period November 1997 through March 1998 and half of its current sales at $2.05 per Mcf for the period April 1998 through October 1998.

REDEEMABLE PREFERRED STOCK

     Effective November 1, 1997, all of the Company's outstanding 6,000,000 shares of Evergreen Convertible Preferred stock will be converted into 905,660 shares of Evergreen common stock.

LIQUIDITY AND CAPITAL RESOURCES

     Evergreen currently has a $30.0 million revolving line of credit with Hibernia National Bank of New Orleans, Louisiana ("Hibernia"), which is available through May 1999. Advances pursuant to this line of credit are limited to the borrowing base, which is presently $30.0 million. Interest accrues at prime (8.5% at September 30, 1997) plus or minus a margin of .25%, with margins determined on the average outstanding borrowings under the line of credit. The borrowing base is redetermined semi-annually by Hibernia based upon reserve evaluations of the Company's oil and gas properties. As of November 3, 1997, the Company had $ 8.5 million of borrowings under the line.

     The Company has a $6.0 million equipment lease line with Hibernia with interest at prime (8.5% at September 30, 1997) for a term of five years ending through April 2002, with an option to purchase the equipment at nominal amounts at the end of the lease term. The Company primarily leases compressors for the Raton Basin gas gathering system and other related production equipment. At November 3, 1997, the Company had utilized approximately $4.0 million under the lease line.

     The Company is a guarantor of a line of credit and a capital lease for Maverick for an aggregate amount of $2.5 million. The guaranteed obligations amounted to $1.3 million at September 30, 1997.

     The Company anticipates drilling 40-60 new wells and expanding and upgrading gas gathering facilities in the Raton Basin and also is proceeding with international exploration activities through the end of 1998. Budgeted capital expenditures for this drilling program is approximately $20 million. The Company believes that cash flow from operations and available borrowings under its line of credit will be sufficient to fund budgeted 1998 capital expenditures. Oil and gas leases expiring in fiscal 1997 and 1998 are not material and do not require significant drilling expenditures.

     Cash flows provided by operating activities were $4,135,900 for the nine months ended September 30, 1997 as compared to cash flows provided by operating activities of $1,423,700 in the prior year. The significant increase in the cash flows provided by operating activities is due primarily to improved operating results as a result of higher gas production and higher gas prices.

     Cash flows used by investing activities were $14,532,500 during the nine months ended September 30, 1997 versus $5,685,600 during the same period in 1996. The increase was due to the continued development of the Raton Basin including an upgrade of the gas gathering system.

     Cash flows provided by financing activities were $9,855,600 during the nine months ended September 30, 1997 as compared to cash flows provided by financing activities of $1,802,600 in the prior period. The increase was due primarily to increased borrowings to fund the development of the drilling and gathering system in the Raton Basin.

     The Company's production from its San Juan basin properties has not met the minimum volume requirements under its transportation agreements with El Paso Field Services ("El Paso"). As of September 30, 1997, the cumulative obligation of the Company to El Paso resulting from this shortfall was calculated by the Company to be $2,431,000. At current rates of production, this liability would increase to over $3 million by the end of the contract term in July 1998. The Company is currently in discussions with El Paso concerning alternative resolutions to the shortfall, including the purchase by the Company of a portion of El Paso's pipeline system. However, there is no assurance that an alternative agreement will be reached.

     Some of the information contained herein is forward-looking. Actual results could materially differ and could be adversely affected by, among other things, a decline in natural gas production, a decline in natural gas prices, increases in the cost of the drilling, completion and gas gathering, an increase in the cost of production and operations, and/or changes in general economic conditions.

RESULTS OF OPERATIONS - NINE AND THREE MONTHS ENDED SEPTEMBER 30, 1997

     The Company reported net income of $2,977,300 or $0.32 per common share for the nine months ended September 30, 1997, compared to a net loss of $63,600 or $0.01 per common share for the same period in 1996. For the three months ended September 30, 1997, the Company reported net income of $1,317,100 or $0.14 per common share compared to net income of $156,011 or $0.02 per common share for the same period in 1996. The significant increase in net income during the nine and three months ended September 30, 1997 as compared to the prior year is attributable to sharply higher Raton Basin production volumes and improved natural gas prices.

     EBITDA (earnings before interest, taxes, depreciation, depletion and amortization) improved to $5,531,100 or $0.59 per common share for the nine months ended September 30, 1997 vs. $717,600 or $0.12 per common share for the same period in 1996. For the three months ended September 30, 1997 EBITDA was $2,307,900 or $0.24 per common share as compared to $551,900 or $0.08 per common share in the prior period.

     Natural gas revenues increased to $8,194,700 during the nine months ended September 30, 1997, from $2,139,700 ( included in revenues for 1996 was $59,300 in oil sales) for the same period in the prior year. During the three months ended September 30, 1997, natural gas revenues increased to $3,236,200 from $1,129,100 in the prior year. The significant increase in natural gas revenues for both the nine and three month periods is due to a combination of the increase in gas production volumes and gas prices as noted in the table below for all periods presented. At September 30, 1997 the number of producing Raton Basin wells increased to 73 from 31 producing wells at September 30, 1996 and is the primary factor for the increase in production volumes, even though the average production rate per well has actually increased from period to period. The average gas prices increased for both the nine and three months periods for 1997 as compared to 1996 due to an improvement in the overall market for natural gas. In addition, during the nine and three month periods ended September 30, 1997, the Company was able to access improved gas markets in the Mid-Continent through firm transportation agreements with CIG.

     Cost of production and operations (lifting costs) for the nine months ended September 30, 1997, were $1,443,800 compared to $489,200 for the same period in 1996. On an equivalent Mcf basis (Mcfe), lifting costs declined moderately to $0.31 per Mcfe in the nine months ended September 30, 1997, as compared to $0.34 per Mcfe in the prior year. The decrease in lifting costs on an Mcfe basis is due to the economies of scale as a result of the increase in producing wells in the Ration Basin. Production and lifting costs were $0.31 per Mcfe for the three months ended September 30, 1997 as compared to $0.32 for the same period in 1996.

The following table sets forth certain operating information of the Company for the periods presented:

                              Nine Months Ended          Three Months Ended
                                September 30,                September 30,
                         -------------------------    -------------------------
                             1997           1996          1997           1996
                             ----           ----          ----           ----
Gas Production (Mcf)      4,564,300      1,421,200     1,807,300        724,400
Gas Revenues             $8,194,700     $2,080,400    $3,236,200     $1,129,100
Avg. Price per Mcf            $1.80          $1.46         $1.79          $1.56

Lifting Cost per Mcfe         $0.31          $0.34         $0.31          $0.32


     Oil and gas service revenues and cost of oil and gas services are attributable to the Company's wholly owned subsidiary EOC, which is primarily responsible for drilling, evaluation and production activities associated with various properties and for negotiating the sales of oil and gas production from the properties. As of September 1997, EOC was serving as operator for approximately 180 producing gas wells owned by the Company and by other unaffiliated third parties.

     During the nine months ended September 30, 1997, oil and gas service revenues were $576,900, versus $571,800 for the nine months ended September 30, 1996. For the three months ended September 30, 1997 oil and gas service revenues were $202,400 as compared to $174,900 in 1996. The modest increase in oil and gas service revenue for the three and nine month period is due to the relatively constant number of wells the Company operates for third parties. Costs of oil and gas services during the nine months ended September 30, 1997 were $621,400 vs. $584,500 for the prior year. For the three months ended September 30, 1997 costs of oil and gas services was $228,900 as compared to $217,100 in 1996.

     Other income increased to $228,500 for the nine months ended September 30, 1997, from $43,900 in the prior year and increased to $234,300 for the
three months ended September 30, 1997 versus $25,800 in 1996.   The increase
of $184,600 for the nine months ended September 30, 1997 and the increase of $208,000 for the three months ended September 30, 1997 over the prior periods is primarily due to the Company's 49% ownership in Maverick, an oil and gas well servicing company. The Company accounts for the investment in Maverick under the equity method of accounting. Prior to the current reporting period, the Company's share of Maverick profits after intercompany eliminations were not material. For the nine and three months ended September 30, 1997, the Company's share of profits from Maverick was $226,000 and is included in other income. The increase in Maverick net income is due to the increase in its oil and gas stimulation services for third party entities.

     Depreciation, depletion and amortization expense for the nine months ended September 30, 1997, was $2,042,500 compared to $670,700 for the same period in 1996 and for the three months ended September 30, 1997 was $751,000 as compared to $296,800 for the same period in 1996. The increase for the nine and three months periods in 1997 as compared to 1996 is due to the significant increase in gas production in the Raton Basin and the increase in capital costs for drilling and the gas gathering system.

     General and administrative expenses were $886,000 during the nine months ended September 30, 1997 as compared to $530,600 during the same period in 1996 and for the three months ended September 30, 1997 were $309,700 as compared to $167,400 for the same period in 1996. The increase in general and administrative expenses of $355,400 for the nine months ended September 30, 1997 as compared to 1996 and the increase of $142,300 for the three month period ended September 30, 1997 as compared to 1996 is due to the expected increase in overall corporate activity, including salaries and professional services. Although the overall expense increased for the nine months ended September 30, 1997, the cost per Mcf decreased to $0.19 from the prior year cost per Mcf of $0.37 and the cost per Mcf decreased to $0.17 per Mcf for the three months ended September 30, 1997 from the same period in the prior year $0.23 per Mcf.

     Interest income for the nine months ended September 30, 1997 was $101,000 compared to $146,700 during the same period in 1996 and for the three months ended September 30, 1997 was $29,100 as compared to $31,300 during the same period in the prior year. The $45,700 decrease for the nine month period over the same period in the prior year is due to less cash to invest as a result of the continued Raton Basin development.

     Interest expense for the nine months ended September 30, 1997 was $511,300 versus $110,400 during the same period in 1996 and for the three months ended September 30, 1997 was $239,800 as compared to $99,100 during the same period in the prior year. The $400,900 increase for the nine months over the same period in the prior year and $140,700 increase for the three months over the same period in the prior year is due to increased borrowings under the Company's line of credit to $8.4 million at September 30, 1997 from $6.0 million at September 30, 1996 and an increase in the equipment lease line to $3.7 million at September 30, 1997 from $1.5 million at September 30, 1996 to fund the Raton Basin development.

     Other expense was $146,300 for the nine months ended September 30, 1997 versus $5,500 for the same period in 1996 and for the three months ended September 30, 1997 was $145,800 as compared to $11,000 during the same period in the prior year. The increase in other expense is due primarily to the write off of a receivable that has been deemed uncollectible.

ACCOUNTING PRONOUNCEMENTS

     On March 3, 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share" (SFAS No. 128). This pronouncement provides a different method of calculating earnings per share than is currently used in accordance with Accounting Principles Board Opinion (APB) No. 15, "Earnings Per Share". SFAS No. 128 provides for the calculation of "Basic" and "Diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. The Company will adopt SFAS No. 128 in 1997 and its implementation is not expected to have a material effect on the consolidated financial statements.

     In June 1997, FASB issued SFAS No. 130, "Reporting Comprehensive Income" which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

     Also, in June 1997, FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" which supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise." SFAS No. 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosure regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

     Both SFAS No. 130 and 131 are effective for financial statements for periods beginning after December 15, 1997 and require comparative information for earlier years to be restated. Because of the recent issuance of these standards, management has been unable to fully evaluate the impact, if any, they may have on future financial statement disclosures. Results of operations and financial position, however, will be unaffected by implementation of these standards.

                         PART II.  OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS.

     Except as provided below, the Company is not engaged in any material pending legal proceedings to which the Company or its subsidiaries is a party or to which any of its property is subject.

     On June 25, 1997, Evergreen Resources, Inc. filed in the Las Animas County District Court for a declaratory judgment against Amoco Production Company ( "Amoco" ) regarding the sale by Amoco of certain property located in Las Animas County, Colorado. Amoco entered into a Purchase and Sale Agreement with another entity to sell, oil and gas properties which were subject to a preferential purchase right under a Unit Operating Agreement. Evergreen, as a working interest owner in the Unit, tendered its notice to Amoco of its intent to exercise its preferential right to purchase certain properties covered by the Purchase and Sale Agreement. Amoco contends that it did not receive a valid election of the preferential purchase rights from Evergreen. Evergreen is seeking a declaratory judgment against Amoco declaring that it properly exercised its preferential right of purchase, and that Amoco is obligated to sell the properties covered by that preferential right of purchase to Evergreen.


ITEM 2.   CHANGES IN SECURITIES.

Not applicable.


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

Not applicable.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The following summarizes the votes at the Company's Annual Meeting held on May 28, 1997:

Election of Directors

       Three year terms              For       Against    Abstain
       ----------------              ---       -------    -------
       Alain Blanchard           8,499,410      1,233      5,285
       Scott D. Sheffield        8,499,410      1,233      5,285

       Two year term
       -------------
       Larry D. Estridge         8,499,410      1,233      5,285


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



                                           EVERGREEN RESOURCES, INC.
                                                  (Registrant)





DATE: November 4, 1997                     By: /s/ Kevin R. Collins
                                              -----------------------------
                                                   Kevin R. Collins
                                                   VP - Finance
                                                   Chief Financial Officer