Form 10-K405
period 1997-12-31
EVERGREEN RESOURCES INC
filed 1998-03-23
CIK 353943

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For The Fiscal Year Ended December 31, 1997

                                      or

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the Transition Period From ___________ to ___________

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days  /X/ Yes   No / /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K, is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

     As of March 17, 1998, the Registrant had 10,455,385 common shares outstanding, and the aggregate market value of the common shares held by non-affiliates was approximately $110,112,000 based upon the closing price of $14.88 per share for the common stock on March 17, 1998 reported by NASDAQ.

DOCUMENTS INCORPORATED BY REFERENCE: DEFINITIVE PROXY MATERIALS FOR 1998 ANNUAL MEETING OF STOCKHOLDERS - PART III, ITEMS 10,11,12, AND 13.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              TABLE OF CONTENTS

                                     PART I                                Page
                                                                           ----
Item 1.   Business . . . . . . . . . . . . . . . . . . . . . . . . . . .     4
Item 2.   Properties . . . . . . . . . . . . . . . . . . . . . . . . . .    14
Item 3.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . .    20
Item 4.   Submission of Matters to a Vote of
               Security Holders. . . . . . . . . . . . . . . . . . . . .    21



                                    PART II

Item 5.   Market for Registrant's Common Equity
               and Related Stockholder Matters . . . . . . . . . . . . .    21
Item 6.   Selected Financial Data. . . . . . . . . . . . . . . . . . . .    22
Item 7.   Management's Discussion and Analysis of
               Financial Condition and Results
               of Operations . . . . . . . . . . . . . . . . . . . . . .    23
Item 8.   Financial Statements and Supplementary Data. . . . . . . . . .    29
Item 9.   Changes in and Disagreements with Accountants
               on Accounting and Financial Disclosure. . . . . . . . . .    29



                                   PART III

Item 10.  Directors and Executive Officers of the
               Registrant. . . . . . . . . . . . . . . . . . . . . . . .    29
Item 11.  Executive Compensation . . . . . . . . . . . . . . . . . . . .    29
Item 12.  Security Ownership of Certain Beneficial
               Owners and Management . . . . . . . . . . . . . . . . . .    29
Item 13.  Certain Relationships and Related Transactions . . . . . . . .    29



                                   PART IV

Item 14.  Exhibits, Consolidated Financial Statement Schedules
               and Reports on Form 8-K . . . . . . . . . . . . . . . . .   30
Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .31-32

                             CERTAIN DEFINITIONS

The following are definitions of terms commonly used in the oil and natural gas industry and this document.

Unless otherwise indicated in this document, natural gas volumes are stated at the legal pressure base of the state or area in which the reserves are located at 60 (degrees) Fahrenheit. Natural gas equivalents are determined using the ratio of six Mcf of natural gas to one barrel of crude oil, condensate or natural gas liquids so that one barrel of oil is referred to as six Mcf of natural gas equivalent or "Mcfe." As used in this document, the following terms have the following specific meanings: "Mcf" means thousand cubic feet, "MMcf"" means million cubic feet, "Bcf" means billion cubic feet, "Bbl" means barrel, "MBbl" means thousand barrels, "Mcfe" means thousand cubic feet equivalent, "Bcfe" means billion cubic feet equivalent, "MMcfe" means million cubic feet equivalent, and "MMBtu" means million British thermal units.

AVERAGE FINDING COST. The average amount of total capital expenditures, including acquisition cost, and exploration and abandonment costs, for oil and natural gas activities divided by the amount of proved reserves added in the specified period.

CAPITAL EXPENDITURES. Costs associated with exploratory and development drilling (including exploratory dry holes); leasehold acquisitions; seismic data acquisitions; geological, geophysical and land related overhead expenditures; delay rentals; producing property acquisitions; other miscellaneous capital expenditures; compression equipment and pipeline costs.

DEVELOPED ACREAGE. The number of acres which are allocated or assignable to producing wells or wells capable of production.

DEVELOPMENT WELL. A well drilled within the proved area of an oil or natural gas reservoir to the depth of a stratigraphic horizon known to be productive.

EXPLORATORY WELL. A well drilled to find and produce oil or natural gas in an unproved area, to find a new reservoir in a field previously found to be productive of oil or natural gas in another reservoir, or to extend a known reservoir.

GROSS ACRES OR GROSS WELLS. The total acres or wells, as the case may be, in which the Company has a working interest.

LOE. Lease operating expenses, which includes, among other things, extraction costs and production and property taxes.

OPERATOR. The individual or company responsible to the working interest owners for the exploration, development and production of an oil or natural gas well or lease.

PRESENT VALUE OF FUTURE NET REVENUES OR PV-10. The present value of estimated future net revenues to be generated from the production of proved reserves, net of estimated production and ad valorem taxes, future capital costs and operating expenses, using prices and costs in effect as of the date indicated, without giving effect to federal income taxes. The future net revenues have been discounted at an annual rate of 10% to determine their "present value." The present value is shown to indicate the effect of time on the value of the revenue stream and should not be construed as being the fair market value of the properties.

RECOMPLETION. The completion of an existing well for production from a formation that exists behind the casing of the well.

RESERVES. Natural gas and crude oil, condensate and natural gas liquids on a net revenue interest basis, found to be commercially recoverable. "Proved developed reserves" includes proved developed producing reserves and proved developed behind-pipe reserves. "Proved developed producing reserves" includes only those reserves expected to be recovered from existing completion intervals in existing wells. "Proved undeveloped reserves" includes those reserves expected to be recovered from new wells on proved undrilled acreage or from existing wells where a relatively major expenditure is required for recompletion.

UNDEVELOPED ACREAGE. Lease acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and natural gas regardless of whether or not such acreage contains proved reserves.

WORKING INTEREST. An interest in an oil and natural gas lease that gives the owner of the interest the right to drill and produce oil and natural gas on the leased acreage and requires the owner to pay a share of the costs of drilling and production operations. The share of production to which a working interest owner is entitled will always be smaller than the share of costs that the working interest owner is required to bear, with the balance of the production accruing to the owners of royalties.

                                    PART I

ITEM 1.  BUSINESS

GENERAL

     Evergreen Resources, Inc. ("Evergreen" or "the Company"), is a Colorado corporation organized on January 14, 1981. Evergreen is an independent energy company engaged in the exploration, development, operation and acquisition of oil and gas properties. The Company's current operations are principally focused on developing and expanding its coalbed methane project located in the Raton Basin in southern Colorado. Evergreen also holds exploration licenses onshore in the United Kingdom, a net 2% interest in a consortium exploring offshore in the Falkland Islands, and an oil and gas exploration license on approximately 2.4 million acres in northern Chile.

     Evergreen maintains its principal executive offices at Suite 1000, 1512 Larimer Street, Denver, Colorado 80202, and its telephone number is (303) 534-0400. Effective May 1, 1998, the Company will relocate its principal executive offices to 1401 17th Street, Suite 1200, Denver, CO 80202. Also effective May 1, 1998, the new telephone number will be (303) 298-8100.

     The authorized capitalization of the Company is 50,000,000 shares of no par value common stock of which 10,395,266 shares were issued and outstanding at December 31, 1997. Evergreen has an authorized capital of 25,000,000 shares of $1.00 par value Preferred Stock, none of which were issued and outstanding at December 31, 1997.

     Effective with the period ended December 31, 1996, the Company elected to begin utilizing a December 31 fiscal year end. Therefore, the period ended December 31, 1996 represents a nine-month short period as compared to the twelve month fiscal years ended December 31, 1997 and March 31, 1996.

     This report on Form 10-K, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including statements regarding, among other items,
(i) the Company's growth strategies, (ii) anticipated trends in the Company's business and its future results of operations, (iii) market conditions in the oil and gas industry, (iv) the ability of the Company to make and integrate acquisitions and (v) the outcome of litigation and the impact of governmental regulation. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, many of which are beyond the Company's control. Actual results could differ materially from these forward-looking statements as a result of, among other things, a decline in natural gas production, a decline in natural gas prices, incorrect estimations of required capital expenditures, increases in the cost of drilling, completion and gas gathering, an increase in the cost of production and operations, an inability to meet growth projections, and/or changes in general economic conditions. Actual results could materially differ and could be adversely affected by the information set forth under the headings "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business and Properties." In light of these risks and uncertainties, there can be no assurance that actual results will be as projected in the forward-looking statements.

     For a discussion of the development of the Company's business, see Item 2.

FOCUS - RATON BASIN

     The Company's current operations are principally focused on developing and expanding its coalbed methane project located in the Raton Basin in southern Colorado.

     Evergreen is one of the largest holders of oil and gas leases in the Raton Basin with approximately 129,000 gross acres. In addition, the Company's daily gas sales represent approximately 61% of the gas currently sold from the Raton Basin. Evergreen currently has 95 producing gas wells on its Raton Basin properties and four exploratory wells which are subject to further evaluation. The Company has identified approximately 560 drilling locations on its Raton Basin acreage, of which 150 were included in the Company's proved reserve base at December 31, 1997. These 150 proven locations comprise approximately 27% of the Company's total acreage in the Raton Basin. Evergreen intends to spend approximately $80 million over the next three years on the further development of the Raton Basin, including drilling approximately 210 wells and expanding and upgrading its gathering and compression facilities.

     At December 31, 1997, Evergreen had estimated net proved reserves of 224 Bcfe with a PV-10 of approximately $159.3 million. Natural gas constituted all of Evergreen's estimated net proved reserves, all of which were located in the Raton Basin and 64% of which were developed. Evergreen has a 100% working interest in its Raton Basin acreage and wells, and also owns the gathering systems and related equipment associated with these wells. The Company acts as operator for all of its Raton Basin properties, as well as for certain third party producing properties.

     Since the completion of a pipeline from the Raton Basin and the corresponding commencement of Company gas sales in early 1995, the Company has achieved substantial growth in reserves and production. Evergreen's estimated net proved reserves have increased from approximately 63 Bcfe at March 31, 1995 to 224 Bcfe at December 31, 1997. Over this period, the number of producing wells and average gross daily production increased from 9 wells and 1.5 MMcf to 95 wells and 30 MMcf, respectively. Since inception of the Company's drilling efforts in the Raton Basin, the Company has drilled and tested a total of 95 producing wells and achieved a 98% success rate.

     Evergreen believes that it has gained significant experience in coalbed methane exploration and development, including the utilization of enhanced drilling, completion and production techniques developed over a number of years. This experience has enabled the Company to increase per well production and to achieve low finding and development costs. From inception of its Raton Basin project through December 31, 1997, the Company has spent approximately $50.1 million on the drilling and completion of its wells, pipelines, gathering systems, compression equipment and the acquisition of additional working interests, which represents a total finding and development cost of $.22 per Mcfe.

     In addition, the Company's lease operating expenses ("LOE") and general and administrative costs per Mcfe have declined steadily since Raton Basin gas sales began in early 1995. For the year ended December 31, 1995, Evergreen's LOE and general and administrative costs were $0.88 per Mcfe and $0.94 per Mcfe, respectively, as compared to $0.31 per Mcfe and $0.19 per Mcfe, respectively, for the year ended December 31, 1997.

     The Raton Basin is an onshore depositional and structural basin that is approximately 80 miles long and 50 miles wide, located in southern Colorado and northern New Mexico. The Raton Basin contains two coal bearing formations, the Vermejo formation coals located at depths of between 450 and 3,500 feet and the shallower Raton formation coals, located at depths from the surface to approximately 2,000 feet. To date, Evergreen's primary production has been from the Vermejo formation coals; however, Evergreen believes that the Raton formation coal seams may be profitably exploited as well.

     Approximately 106,000 acres of the Company's 129,000 gross acres in the Raton Basin have been included in two federal units, which simplifies lease maintenance for the Company. Formation of these federal units allows Evergreen, as unit operator, to base development decisions within the unit on technical, geologic and geophysical data, rather than on the fulfillment of lease term obligations.

INTERNATIONAL PROJECTS

     UNITED KINGDOM. Evergreen holds licenses on approximately 371,000 acres onshore in the United Kingdom. The Company believes that there are potential opportunities to develop coalbed methane reserves within these license areas.
To date, Evergreen has spent approximately $7.5 million on this project and is holding discussions with potential industry partners for the purpose of further evaluating and developing the licensed areas. Evergreen will be required to pay $1.2 million over the next three years to maintain these licenses.

     FALKLAND ISLANDS. Evergreen has a net 2% interest in a consortium that has been awarded an exploration license for an offshore area north of the Falkland Islands. A subsidiary of Amerada Hess Corporation is the operator of the consortium, which includes Fina Exploration Atlantic BV, Murphy South Atlantic Oil Company and Teikoku Oil Co. Ltd. The license covers 626 square miles in water depths ranging up to 1,575 feet. The first test well of this project is scheduled to be drilled in May 1998. The Company expects to spend approximately $1.4 million on this project over the next three years.

     CHILE. In March 1997, the Government of Chile awarded an oil and gas exploration license to Evergreen on two 5,000 square kilometer (approximately
1.2 million acre) blocks in northern Chile. Evergreen has a 75% working interest in the blocks and will serve as operator. Empresa Nacional del Petroleo ("ENAP"), the Chilean-owned energy company, holds the remaining 25% working interest. Evergreen expects to engage in surface, geologic mapping, ground based magnetic and gravity surveys and conduct a proprietary 2D seismic program over the next three years at an aggregate cost to the Company of approximately $1.8 million.

BUSINESS STRATEGY

     Evergreen's objective is to increase reserves, production, cash flow, earnings and net asset value per share. To accomplish this objective, Evergreen intends to utilize its competitive strengths, which include (i) its experience and operating expertise in coalbed methane properties, (ii) its significant acreage position in the Raton Basin, (iii) its position as a low-cost finder, developer and producer of natural gas and (iv) the potential of its international projects.

     In order to implement its strategy, Evergreen will seek to:

     - ACCELERATE DEVELOPMENT OF THE RATON BASIN. Since commencement of the Company's drilling program in 1993, the Company has drilled a total of 102 wells in the Raton Basin. Of this total, 95 are currently in production, and 4 are exploratory and subject to further evaluation. The Company plans to drill approximately 50 wells in 1998. During 1999 and 2000, the Company plans to drill approximately 160 wells and expand its gathering and compression facilities. The Company's capital budget for this three year drilling and expansion program is approximately $80 million. The expansion program will be funded by cash flow from operations and available borrowings under the Company's $30.0 million credit facility.

     - MAINTAIN CONTROL OF OPERATIONS. The Company acts as operator for all of its producing properties within the Raton Basin, and controls all phases of drilling, completion and well stimulation. The Company also constructs and operates all of its gas gathering systems, which have been specifically designed to optimize production from coalbed methane wells. By operating its producing properties, Evergreen believes it has greater control over its expenses and the timing of exploration and development of such properties. The Company is also the designated operator for its United Kingdom and Chilean projects, and operates certain third party producing properties.

     - IMPROVE AND EXPAND GAS MARKETING CAPABILITIES IN THE RATON BASIN. Evergreen's natural gas sales from the Raton Basin commenced upon the completion of a pipeline system in January 1995, which connected the Company's gathering system to the Colorado Interstate Gas Co. ("CIG") pipelines. In August 1997, Evergreen entered into an agreement with CIG pursuant to which CIG will construct a new, 115-mile, 16-inch pipeline from Trinidad, Colorado to Campo, Colorado. When completed, this new pipeline will have initial capacity of up to 100 MMcf per day and may be further expanded through the use of additional compression facilities.

     - PURSUE INTERNATIONAL OPPORTUNITIES. The Company seeks to identify attractive international oil and gas projects that require relatively small capital investments but which have potential for favorable returns. Since 1992, the Company has obtained onshore exploration licenses covering approximately 371,000 acres in the United Kingdom, a net 2% interest in a consortium exploring offshore in the Falkland Islands and an oil and gas exploration license on approximately
          2.4 million acres in northern Chile. The Company expects to spend approximately $5 million over the next three years for the development of its international projects. Evergreen will seek additional partners to help minimize the Company's upfront capital requirements and other costs associated with development of these projects.

     - ACQUIRE ADDITIONAL PROPERTY INTERESTS. In August 1996, Evergreen acquired the remaining 25% working interest in its Raton Basin lease holdings (representing approximately 37 Bcf of estimated net proved reserves) at an average acquisition cost of approximately $0.30 per Mcf. The Company expects that it will continue to evaluate and make acquisitions of oil and gas properties located in its principal areas of operation and in other areas that provide attractive investment opportunities, particularly where the Company can add value through its technical expertise.

CUSTOMERS AND MARKETS

     GAS MARKETING. Primero Gas Marketing Company ("Primero") is a wholly-owned subsidiary of the Company that was formed to market and sell natural gas for the Company and third parties. To date, Primero has only marketed and sold gas on behalf of the Company and working interest partners. Primero also operates the Company's gathering system and purchases all the Company's production from its Raton Basin wells.

     The expanding production in the Raton Basin led CIG to file with the Federal Energy Regulatory Commission (the "FERC") for approval to construct a new, 115-mile, 16-inch pipeline connecting CIG's Picketwire Lateral pipeline near Trinidad, Colorado to its mainline compressor station at Campo, Colorado (the "Campo Lateral"). When completed, the Campo Lateral will have initial capacity of up to approximately 100 MMcf per day, which will more than double the pipeline capacity currently available from the Raton Basin. The pipeline capacity may be further expanded through the use of additional compression facilities. The Campo Lateral is expected to be completed by August 1998. In August 1997, the Company entered into a new agreement with CIG having a term of 15 years which entitles the Company to firm transportation of its Raton Basin gas through the Campo Lateral. The Company has committed to transport natural gas from the Raton Basin through this new pipeline commencing on or about
August 1998. The initial commitment is 25 MMcf per day, increasing every six months to 41 MMcf per day, 18 months after the commencement. Subject to available capacity in the pipeline, the Company has the first right to increase its volumes up to 100 MMcf per day. Evergreen believes that the CIG agreement will expand the range of customers to which it can market its gas, thereby potentially increasing the prices Evergreen will receive for its gas. The CIG contract provides for delivery of the Company's gas into interstate pipelines in Texas, from which it can be transported to Midwest and East Coast markets. Absent the Campo Lateral, the Company would be restricted in the total production that could be transported from the Raton Basin.

     In November 1996, Evergreen entered into an agreement with CIG which provided firm transportation for 10 MMcf per day of the Company's Raton Basin gas from the field to the CIG interconnection with other interstate pipelines in Texas. Beginning November 1, 1997, the Company obtained the right to firm transportation for an additional 10 MMcf per day (reserving total firm transportation of up to 20 MMcf per day). These transportation agreements will terminate on the in-service date of the Campo Lateral.

     MAJOR CUSTOMERS. Evergreen has three major customers, Natural Gas Transmission Services, Inc., Enserco Energy, Inc. and Aquila Energy Corporation which purchased approximately 48%, 17% and 17%, respectively, of the Company's gas production for the year ended December 31, 1997. Based on the general demand for gas, the loss of one or more of these customers would not be expected to have a material adverse effect on Evergreen's business. None of the Company's existing marketing agreements obligates the Company to continue sales to any particular gas purchaser for a period longer than 12 months. As the Company's base of production grows in the Raton Basin, the Company hopes to be able to enter into long term contracts with end users at favorable prices. Currently, the Company's gas is sold at spot market prices or under contracts for terms of one year or less.

COMPETITION

     The Company competes with numerous other companies in virtually all facets of its business, including many that have significantly greater resources. Such competitors may be able to pay more for desirable leases and to evaluate, bid for and purchase a greater number of properties than the financial or personnel resources of the Company permit. The ability of the Company to increase reserves in the future will be dependent on its ability to select and acquire suitable producing properties and prospects for future exploration and development. The availability of a market for oil and natural gas production depends upon numerous factors beyond the control of producers, including but not limited to the availability of other domestic or imported production, the locations and capacity of pipelines, and the effect of federal and state regulation on such production.

GOVERNMENT REGULATION OF THE OIL AND GAS INDUSTRY

     GENERAL. The Company's business is affected by numerous governmental laws and regulations, including energy, environmental, conservation, tax and other laws and regulations relating to the energy industry. Changes in any of these laws and regulations could have a material adverse effect on the Company's business. In view of the many uncertainties with respect to current and future laws and regulations, including their applicability to the Company, the Company cannot predict the overall effect of such laws and regulations on its future operations.

     The Company believes that its operations comply in all material respects with all applicable laws and regulations and that the existence and enforcement of such laws and regulations have no more restrictive effect on the Company's method of operations than on other similar companies in the energy industry.

     The following discussion contains summaries of certain laws and regulations and is qualified in its entirety by the foregoing.

     FEDERAL REGULATION OF THE SALE AND TRANSPORTATION OF OIL AND GAS. Various aspects of the Company's oil and natural gas operations are regulated by agencies of the Federal government. The FERC regulates the transportation and sale for resale of natural gas in interstate commerce pursuant to the Natural Gas Act of 1938 ("NGA") and the

Natural Gas Policy Act of 1978 ("NGPA"). In the past, the Federal government has regulated the prices at which oil and gas could be sold. While "first sales" by producers of natural gas, and all sales of crude oil, condensate and natural gas liquids can currently be made at uncontrolled market prices, Congress could reenact price controls in the future. Deregulation of wellhead sales in the natural gas industry began with the enactment of the NGPA in 1978. In 1989, Congress enacted the Natural Gas Wellhead Decontrol Act (the "Decontrol Act"). The Decontrol Act removed all NGA and NGPA price and nonprice controls affecting wellhead sales of natural gas effective January 1, 1993.

     Commencing in April 1992, the FERC issued Order Nos. 636, 636-A, 636-B and 636-C ("Order No. 636"), which require interstate pipelines to provide transportation services separate, or "unbundled," from the pipelines' sales of gas. Also, Order No. 636 requires pipelines to provide open access transportation on a nondiscriminatory basis that is equal for all natural gas shippers. Although Order No. 636 does not directly regulate the Company's production activities, the FERC has stated that it intends for Order No. 636 to foster increased competition within all phases of the natural gas industry. It is unclear what impact, if any, increased competition within the natural gas industry under Order No. 636 will have on the Company's activities. Although Order No. 636, assuming it is upheld in its entirety, could provide the Company with additional market access and more fairly applied transportation service rates, Order No. 636 could also subject the Company to more restrictive pipeline imbalance tolerances and greater penalties for violation of those tolerances. Order 636 and subsequent FERC orders issued in individual pipeline restructuring proceedings have been the subject of appeals, the results of which have generally supported the FERC's open-access policy. Last year, the United States Court of Appeals for the District of Columbia Circuit largely upheld Order No. 636. Because further review of certain of these orders is still possible and other appeals remain pending, it is difficult to predict the ultimate impact of the orders on the Company and its production efforts.

     The FERC has announced several important transportation-related policy statements and proposed rule changes, including the appropriate manner in which interstate pipelines release capacity under Order No. 636 and, more recently, the price which shippers can charge for their released capacity. In addition, in 1995, FERC issued a policy statement on how interstate natural gas pipelines can recover the costs of new pipeline facilities. In January 1996, the FERC issued a policy statement and a request for comments concerning alternatives to its traditional cost-of-service rate making methodology. A number of pipelines have obtained FERC authorization to charge negotiated rates as one such alternative. In February 1997, the FERC announced a broad inquiry into issues facing the natural gas industry to assist the FERC in establishing regulatory goals and priorities in the post-Order No. 636 environment. While these changes would affect the Company only indirectly, they are intended to further enhance competition in the natural gas markets. The Company cannot predict what action the FERC will take on these matters, nor can it predict whether the FERC's actions will achieve its stated goal of increasing competition in natural gas markets. However, the Company does not believe that it will be treated materially differently than other natural gas producers and markets with which it competes.

     Commencing in October 1993, the FERC issued a series of rules (Order Nos. 561 and 561-A) establishing an indexing system under which oil pipelines will be able to change their transportation rates, subject to prescribed ceiling levels. The indexing system, which allows or may require pipelines to make rate changes to track changes in the Producer Price Index for Finished Goods, minus one percent, became effective January 1, 1995. The Company is not able at this time to predict the effects of Order Nos. 561 and 561-A, if any, on the transportation costs associated with oil production. The effects, if any, of these policies on the Company's operations are uncertain.

     The FERC has also recently issued numerous orders confirming the sale and abandonment of natural gas gathering facilities previously owned by interstate pipelines and acknowledging that if the FERC does not have jurisdiction over services provided thereon, then such facilities and services may be subject to regulation by state authorities in accordance with state law. A number of states have either enacted new laws or are considering the adequacy of existing laws affecting gathering rates and/or services. Other state regulation of gathering facilities generally includes various safety, environmental, and in some circumstances, nondiscriminatory take requirements, but does not generally entail rate regulation. Thus, natural gas gathering may receive greater regulatory scrutiny of state agencies in the future. The Company's gathering operations could be adversely affected should they be subject in the future to increased state regulation of rates or services, although the Company does not believe that it would be affected by such regulation any differently than other natural gas producers or gatherers. In addition, FERC's approval of transfers of previously-regulated gathering systems to independent or pipeline affiliated gathering companies that are not subject to FERC regulation may affect competition for gathering or natural gas marketing services in areas served by those systems and thus may affect both the costs and the nature of gathering services that will be available to interested producers or shippers in the future.

     The Company owns certain natural gas pipeline facilities that it believes meet the traditional tests the FERC has used to establish a pipeline's status as a gatherer not subject to the FERC jurisdiction. Whether on state or federal land or in offshore waters subject to the Outer Continental Shelf Land Act ("OCSLA"), natural gas gathering may receive greater regulatory scrutiny in the post-Order No. 636 environment.

     The Company conducts certain operations on federal oil and gas leases, which are administered by the Minerals Management Service (the "MMS"). The MMS issued a notice of proposed rule making in which it proposes to amend its regulations governing the calculation of royalties and the valuation of crude oil produced from federal leases. This proposed rule would modify the valuation of procedures for both arm's length and non-arm's length crude oil transactions to decrease reliance on oil posted prices and assign a value to crude oil that better reflects market value, establish a new MMS form for collecting value differential data, and amend the valuation procedure for the sale of federal royalty oil. Similar rule making regarding natural gas royalties have also been considered by the agency, but there is no current proposed rule on this issue for natural gas. The Company cannot predict what action the MMS will take on this matter, nor can it predict at this stage of the rule making proceeding how the Company might be affected by this amendment to the MMS' regulations.

     Additional proposals and proceedings that might affect the oil and gas industry are pending before Congress, the FERC, the MMS, state commissions and the courts. The Company cannot predict when or whether any such proposals may become effective. In the past, the natural gas industry has been heavily regulated. There is no assurance that the regulatory approach currently pursued by various agencies will continue indefinitely. Notwithstanding the foregoing, the Company does not anticipate that compliance with existing federal, state and local laws, rules and regulations will have a material or significantly adverse effect upon the capital expenditures, earnings or competitive position of the Company or its subsidiaries. No material portion of Evergreen's business is subject to re-negotiation of profits or termination of contracts or subcontracts at the election of the Federal government.

     STATE REGULATION - UNITED STATES. The Company's operations are also subject to regulation at the state level. Such regulation includes requiring permits for the drilling of wells, maintaining bonding requirements in order to drill or operate wells and regulating the location of wells, the method of drilling and casing wells, the surface use and restoration of properties upon which wells are drilled, the plugging and abandoning of wells and the disposal of fluids used in connection with operations. The Company's operations are also subject to various conservation laws and regulations. These include the size of drilling and spacing units or proration units and the density of wells which may be drilled and the unitization or pooling of oil and gas properties. In addition, state conservation laws establish maximum rates of production from oil and gas wells, generally prohibit the venting or flaring of gas and impose certain requirements regarding the ratability of production. To the extent any of the Company's natural gas gathering facilities are subject to state regulation, regulation of gathering facilities generally includes various safety, environmental, and in some circumstances, nondiscriminatory take requirements, but does not generally entail rate regulation. These regulatory burdens may affect profitability, and the Company is unable to predict the future cost or impact of complying with such regulations.

     ENVIRONMENTAL MATTERS. Extensive federal, state and local laws affecting oil and natural gas operations, including those carried on by the Company, regulate the discharge of materials into the environment or otherwise protect the environment. Numerous governmental agencies issue rules and regulations to implement and enforce such laws which are often difficult and costly to comply with and which carry substantial penalties for failure to comply. Some laws, rules and regulations relating to the protection of the environment may, in certain circumstances, impose "strict liability" for environmental contamination, rendering a person liable for environmental damages, cleanup costs and, in the case of oil spills in certain states, consequential damages without regard to negligence or fault on the part of such person. Other laws, rules and regulations may restrict the rate of oil and natural gas production below the rate that would otherwise exist or even prohibit exploration or production activities in environmentally sensitive areas. In addition, state laws often require some form of remedial action to prevent pollution from former operations, such as closure of inactive pits and plugging of abandoned wells. Legislation has been proposed in Congress from time to time that would reclassify certain oil and gas exploration and production wastes as "hazardous wastes," which would make the reclassified wastes subject to much more stringent handling, disposal and clean-up requirements. If such legislation were to be enacted, it could have a significant impact on the operating costs of the Company, as well as the oil and gas industry in general. Initiatives to further regulate the disposal of oil and gas wastes are also pending in certain states, and these various initiatives could have a similar impact on the Company. The regulatory burden on the oil and natural gas industry increases its cost of doing business and consequently affects its profitability.

     Compliance with these environmental requirements, including financial assurance requirements and the costs associated with the cleanup of any spill, could have a material adverse effect upon the capital expenditures, earnings or competitive position of the Company and its subsidiaries. The Company believes that it is in substantial compliance with current applicable environmental laws and regulations and that continued compliance with existing requirements will not have a material adverse impact on the Company. Nevertheless, changes in environmental law have the potential to adversely affect the Company's operations. For example, the U.S. Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), also known as the "Superfund" law, imposes liability, without regard to fault or the legality of the original conduct, on certain classes of persons with respect to the release of a "hazardous substance" into the environment. These persons include the owner or operator of the disposal site or sites where the release occurred and companies that disposed or arranged for the disposal of the hazardous substances found at the site. Persons who are or were responsible for releases of hazardous substances under CERCLA may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources, and it is not uncommon for neighboring landowners and other third parties to file claims for personal injury or property damages allegedly caused by the hazardous substances released into the environment. At least two federal courts have held that certain wastes associated with the production of crude oil may be classified as hazardous substances under CERCLA. In addition, the Company generates or has generated in the past wastes, including hazardous wastes, that are subject to the federal Resource Conservation and Recovery Act ("RCRA") and comparable state statutes. The U.S. Environmental Protection Agency and various state agencies have promulgated regulations that limit the disposal options for certain hazardous and non-hazardous wastes.

     The Company has in the past owned or leased several properties that for many years have been used to store and maintain equipment that was regularly used to explore for and produce oil and gas. In particular, current and prior operations of the Company included oil and gas production in the Rocky Mountain states and the portion of the Permian Basin within the State of New Mexico. Although the Company utilized operating and disposal practices that were standard for the industry at the time, hydrocarbons or other wastes may have been disposed of or released on or under the properties owned or leased by the Company or on or under other locations where such wastes have been taken for disposal. In addition, many of these properties have from time to time been operated by third parties whose treatment and disposal or release of hydrocarbons or other wastes was not under the Company's control. These properties and the waste disposed thereon may be subject to CERCLA, RCRA, and analogous state laws. Under such laws, the Company could be required to remove or remediate previously disposed wastes (including wastes disposed of or released by prior owners or operators) or property contamination (including groundwater contamination).

     In connection with its coalbed methane gas production, the Company from time to time conducts production enhancement techniques, including various activities designed to fracture the coalbed formation. While production enhancement techniques are performed by the Company in substantial compliance with the requirements set forth by the State of Colorado, neither Colorado nor the U.S. Environmental Protection Agency ("EPA") regulates this coalbed formation fracturing as a form of underground injection. On August 7, 1997, the Eleventh Circuit Court of Appeals held, in a case brought by a citizens environmental organization, that hydraulic fracturing performed in coalbed methane gas production in Alabama falls within the definition of "underground injection" as defined in the federal Safe Drinking Water Act and, therefore, EPA is required to regulate this activity. As a consequence of this holding, the Eleventh Circuit also granted a petition filed by the plaintiff in the case to review EPA's refusal to initiate proceedings that would withdraw federal approval of Alabama's UIC program. It is not known whether EPA will apply the court's ruling in this decision outside of the Eleventh Circuit (Alabama, Georgia, and Florida). Nevertheless, it is possible that hydraulic fracturing of coalbeds for methane gas production will become regulated within the United States as a form of underground injection, resulting in the imposition of stricter performance standards (which, if not met, could result in diminished opportunities for methane gas production enhancement) and increased administrative and operating costs for the Company. Management of the Company cannot predict at this time whether regulation of hydraulic fracturing as a form of underground injection will have an adverse material effect on the Company's operations or financial position. However, such regulation is not expected to be any more burdensome to the Company than it will be to other similarly situated companies involved in coalbed methane gas production or tight gas sands production within the United States.

     Although the Company maintains insurance against some, but not all, of the risks described above, including insuring the costs of clean-up operations, public liability and physical damage, there is no assurance that such insurance will be adequate to cover all such costs, that such insurance will continue to be available in the future or that such insurance will be available at premium levels that justify its purchase. The occurrence of a significant event not fully insured or indemnified against could have a material adverse effect on the Company's financial condition and operations.

     At this time, the Company has no plans to make any material capital expenditures for environmental control facilities.

TITLE TO PROPERTIES

     As is customary in the oil and gas industry, only a preliminary title examination is conducted at the time leases of properties believed to be suitable for drilling operations are acquired by the Company. Prior to the commencement of drilling operations, a thorough title examination of the drill site tract is conducted by independent attorneys. Once production from a given well is established, the Company prepares a division order title report indicating the proper parties and percentages for payment of production proceeds, including royalties. The Company believes that titles to its leasehold properties are good and defensible in accordance with standards generally acceptable in the oil and gas industry.

EMPLOYEES

     At March 17, 1998, the Company had 43 full time employees.

CERTAIN RISKS

     VOLATILITY OF OIL AND GAS PRICES. The Company's revenues, operating results, profitability, future rate of growth and the carrying value of its oil and gas properties are substantially dependent upon prevailing market prices for oil and gas. Historically, the markets for oil and gas have been volatile and in certain periods have been depressed by excess domestic and imported supplies. Such volatility is expected to recur in the future. Various factors beyond the control of the Company will affect prices of oil and gas, including worldwide and domestic supplies of oil and gas, the ability of the members of the Organization of Petroleum Exporting Countries to agree to and maintain oil price and production controls, political instability or armed conflict in oil or gas producing regions, the price and level of foreign imports, the level of consumer demand, the price, availability and acceptance of alternative fuels, the availability of pipeline capacity, and weather conditions. In addition to market factors, actions of state and local agencies and the United States and foreign governments affect oil and gas prices. These external factors and the volatile nature of the energy markets make it difficult to estimate future prices of oil and gas. Any substantial or extended decline in the price of oil or gas would have a material adverse effect on the Company's financial condition and results of operations. Such decline could reduce the Company's cash flow and borrowing capacity and both the value and the amount of the Company's gas reserves.

     In order to reduce its exposure to short-term fluctuations in the price of natural gas, the Company enters into hedging arrangements from time to time.
The Company's hedging arrangements apply to only a portion of its production and provide only partial price protection against declines in natural gas prices.
In addition, the Company's hedging arrangements limit the benefit to the Company of increases in the price of natural gas. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Hedging Transactions."

     SUBSTANTIAL CAPITAL REQUIREMENTS. The Company's current development plans will require it to make substantial capital expenditures in connection with the exploration and development of its natural gas properties. Also, exploration and development of the Company's international projects is dependent upon the Company securing the necessary capital. Historically, the Company has funded its capital expenditures through a combination of funds generated internally from sales of production or properties, equity contributions, long-term debt financing and short-term financing arrangements. The Company currently does not have any arrangements with respect to, or sources of, additional financing other than the Company's existing $30 million credit facility (the "Credit Facility") and equipment leases, both with Hibernia National Bank. There can be no assurance that any additional financing will be available to the Company on acceptable terms or at all. Future cash flows and the availability of financing will be subject to a number of variables, such as the level of production from existing wells, prices of oil and natural gas, the Company's success in locating and producing new reserves and the success of its coalbed methane project in the Raton Basin. To the extent that future financing requirements are satisfied through the issuance of equity securities, the Company's existing shareholders may experience dilution that could be substantial. The incurrence of debt financing could result in a substantial portion of the Company's operating cash flow being dedicated to the payment of principal and interest on such indebtedness, could render the Company more vulnerable to competitive pressures and economic downturns and could impose restrictions on the Company's operations. If revenue were to decrease as a result of lower oil and natural gas prices, decreased production or otherwise, and the Company had no availability under the Credit Facility or any other credit facility, the Company's ability to execute its development plans, replace its reserves or maintain production levels could be materially limited.

     UNCERTAINTY OF RESERVE INFORMATION AND FUTURE NET REVENUE ESTIMATES. There are numerous uncertainties inherent in estimating quantities of proved oil and natural gas reserves and their values, including many factors beyond the Company's control. Estimates of proved undeveloped which comprise a significant portion of the Company's reserves, are by their nature uncertain. The reserve information set forth in this Form 10-K represents estimates only. Although the Company believes such estimates to be reasonable, reserve estimates are imprecise and may materially change as additional information becomes available.

     Estimates of oil and natural gas reserves, by necessity, are projections based on geologic and engineering data, and there are uncertainties inherent in the interpretation of such data as well as the projection of future rates of production and the timing of development expenditures. Reserve engineering is a subjective process of estimating underground accumulations of oil and natural gas that are difficult to measure. The accuracy of any reserve estimate is a function of the quality of available data, engineering and geological interpretation and judgment. Estimates of economically recoverable oil and natural gas reserves and future net cash flows necessarily depend upon a number of variable factors and assumptions, such as historical production from the area compared with production from other producing areas, the assumed effects of regulations by governmental agencies and assumptions governing future oil and natural gas prices, future operating costs, severance and excise taxes, development costs and workover and remedial costs, all of which may in fact vary considerably from actual results. For these reasons, estimates of the economically recoverable quantities of oil and natural gas attributable to any particular group of properties, classifications of such reserves based on risk of recovery, and estimates of the future net cash flows expected therefrom may vary substantially. Any significant variance in the assumptions could materially affect the estimated quantity and value of the reserves. Actual production, revenues and expenditures with respect to the Company's reserves will likely vary from estimates, and such variances may be material.

     PV-10, as referred to in this Form 10-K, should not be construed as the current market value of the estimated oil and natural gas reserves attributable to the Company's properties. In accordance with applicable regulations, the estimated discounted future net cash flows from proved reserves are based on prices and costs as of the date of the estimate, whereas actual future prices and costs may be materially higher or lower. Actual future net cash flows also will be affected by factors such as the amount and timing of actual production, supply and demand for natural gas, curtailments or increases in consumption by natural gas purchasers and changes in governmental regulations or taxation. The timing of actual future net cash flows from proved reserves, and thus their actual present value, will be affected by the timing of both the production and the incidence of expenses in connection with development and production of oil and natural gas properties. In addition, the 10% discount factor, which is required to be used to calculate PV-10 for reporting purposes, is not necessarily the most appropriate discount factor based on interest rates in effect from time to time and risks associated with the Company or the oil and natural gas industry in general.

     SPECULATIVE NATURE OF OIL AND GAS EXPLORATION. The business of exploring for and, to a lesser extent, of developing oil and gas properties is an inherently speculative activity that involves a high degree of business and financial risk. Property acquisition decisions generally are based on various assumptions and subjective judgments that are speculative. Although available geological and geophysical information can provide information with respect to the potential of an oil or gas property, it is impossible to predict accurately the ultimate production potential, if any, of a particular property or well. Moreover, the successful completion of an oil or gas well does not ensure a profit on the Company's investment therein. A variety of factors, both geological and market-related, can cause a well to become uneconomic or marginally economic.

     OPERATING HAZARDS. The oil and natural gas business involves certain operating hazards such as well blowouts, craterings, explosions, uncontrollable flows of oil, natural gas or well fluids, fires, formations with abnormal pressures, pipeline ruptures or spills, pollution, releases of toxic gas and other environmental hazards and risks, any of which could result in substantial losses to the Company. The availability of a ready market for the Company's natural gas production also depends on the proximity of reserves to, and the capacity of, natural gas gathering systems and pipelines. The Company delivers natural gas through gas pipelines that it does not own. Federal and state regulation of natural gas and oil production and transportation, tax and energy policies, changes in supply and demand and general economic conditions all could adversely affect the Company's ability to produce and market its oil and natural gas. In addition, the Company may be liable for environmental damage caused by previous owners of property purchased or leased by the Company. As a result, substantial liabilities to third parties or governmental entities may be incurred, the payment of which could reduce or eliminate the funds available for exploration, development or acquisitions or result in losses to the Company. In accordance with customary industry practices, the Company maintains insurance against some, but not all, of such risks and losses. The Company carries business interruption insurance in varying amounts based upon the estimated time to cause the covered facilities to become operational. The Company may elect to self-insure if management believes that the cost of insurance, although available, is excessive relative to the risks presented. The occurrence of an event that is not covered, or not fully covered, by insurance could have a material adverse effect on the Company's financial condition and results of operations. In addition, pollution and environmental risks generally are not fully insurable.

     DEPENDENCE UPON EXPANSION AND DEVELOPMENT OF THE RATON BASIN. The Company's future success presently depends upon its ability to find, develop or acquire additional oil and natural gas reserves in the Raton Basin that are economically recoverable. All of the Company's proved reserves are in the Raton Basin and due to development plans the Company's future growth is highly dependent on increasing production and reserves in the Raton Basin. The proved reserves of the Company will generally decline as reserves are depleted, except to the extent that the Company conducts successful exploration or development activities or acquires properties containing proved reserves. At December 31, 1997, the Company had proved undeveloped reserves of approximately 81 Bcfe, which constituted approximately 36% of the Company's total proved reserves. The Company's current development plan includes increasing its reserve base through continued drilling and development of its existing properties in the Raton Basin. There can be no assurance, however, that the Company's planned development projects in the Raton Basin will result in significant additional reserves or that the Company will have continuing success drilling productive wells at anticipated finding and development costs.

     DEPENDENCE ON GATHERING AND TRANSPORTATION FACILITIES. Substantially all of the Company's current production consists of natural gas. The marketability of the Company's gas production depends in part upon the availability, proximity and capacity of gas gathering systems, pipelines and processing facilities. Federal and state regulation of gas and oil production and transportation, general economic conditions, changes in supply and changes in demand all could adversely affect the Company's ability to produce, gather and transport its natural gas. If market factors were to change materially, the financial impact on the Company could be substantial. The Company is a party to gas transportation contracts that require the Company to transport minimum volumes. If the Company ships smaller volumes, it may be liable for damages proportional to the shortfall. The Company expects to meet its volume obligations with respect to the Raton Basin transportation agreement. While the Company believes that its production in the Raton Basin will be more than adequate to meet volume requirements, unforeseen events, including production problems or substantial decreases in the price for natural gas, could cause the Company to ship less than the required volumes, resulting in losses on the transportation contracts.

     RISKS OF INTERNATIONAL OPERATIONS. Evergreen holds exploration licenses onshore in the United Kingdom and in northern Chile, and an interest in a consortium exploring offshore in the Falkland Islands. International operations are subject to political, economic and other uncertainties, including, among others, risk of war, revolution, border disputes, expropriation, re-negotiation or modification of existing contracts, import, export and transportation regulations and tariffs, taxation policies, including royalty and tax increases and retroactive tax claims, exchange controls, limits on allowable levels of production, currency fluctuations, labor disputes and other uncertainties arising out of foreign government sovereignty over the Company's international operations.

     NO DIVIDENDS. The Company has never declared or paid any cash dividends to the holders of Common Stock and has no present intention to pay cash dividends to such holders in the foreseeable future.

     CERTAIN ANTI-TAKEOVER MATTERS. The Company's Articles of Incorporation and Bylaws contain provisions that may have the effect of delaying, deferring or preventing a change in control of the Company. These provisions, among other things, provide for noncumulative voting in the election of the Board of Directors and impose certain procedural requirements on shareholders of the Company who wish to make nominations for the election of directors or propose other actions at shareholders' meetings. In addition, the Company's Articles of Incorporation authorize the Board to issue up to 25,000,000 shares of preferred stock without shareholder approval and to set the rights, preferences and other designations, including voting rights, of those shares as the Board of Directors may determine. These provisions, alone or in combination with each other and with the Rights Plan described below, may discourage transactions involving actual or potential changes of control of the Company, including transactions that otherwise could involve payment of a premium over prevailing market prices to holders of Common Stock

     On July 7, 1997 the Board of Directors adopted a Shareholder Rights Agreement ("Rights Plan"), pursuant to which uncertificated stock purchase rights were distributed to its common shareholders at a rate of one Right for each share of Common Stock held of record as of July 22, 1997. The Rights Plan is designed to enhance the Board's ability to prevent an acquirer from depriving shareholders of the long-term value of their investment and to protect shareholders against attempts to acquire the Company by means of unfair or abusive takeover tactics. However, the existence of the Rights Plan may impede a takeover of the Company not supported by the Board of Directors, including a takeover which may be desired by a majority of the Company's shareholders or involving a premium over the prevailing stock price.

     SOUTHERN UTE INDIAN TRIBE V. AMOCO PRODUCTION COMPANY LITIGATION. The Company extracts coalbed methane from properties to which it owns or leases oil and gas rights, but recently, the Court of Appeals for the Tenth Circuit has held that coalbed methane rights for certain lands derive from coal rights rather than oil and gas rights. On July 16, 1997 the Tenth Circuit in SOUTHERN UTE INDIAN TRIBE V. AMOCO PRODUCTION COMPANY ("SOUTHERN UTE V. AMOCO") held that coal reserved to the United States under the Coal Lands Acts of 1909 and 1910 (the "Coal Lands Acts") included coalbed gas. Under the Coal Lands Acts, the federal government granted title to certain lands to private land holders but reserved coal rights for the federal government. The rights transferred to private parties included oil and gas rights. Federal coal rights were in some cases later transferred to third parties such as the Southern Ute Indian Tribe. Under a 1981 opinion of the Solicitor for the Department of the Interior, coalbed methane was excluded from the definition of coal in the Coal Lands Acts and included under the definition of gas encompassed by oil and gas rights. The Tenth Circuit has now held that coalbed methane rights are actually part of the coal rights reserved for the federal government in the Coal Lands Acts.

     The Company has drilled 102 coalbed methane gas wells in Las Animas County, 41 of which were drilled on 40 acre drill sites where the (federal) Bureau of Land Management ("BLM") holds coal rights. The Company either owns or leases the oil and gas rights to these lands. Although no adverse claims concerning ownership of coalbed methane on Company's lands have been asserted, if the holding in SOUTHERN UTE V. AMOCO stands, the BLM may claim to hold the coalbed methane rights to these lands rather than the Company. Thus, the Company may have to negotiate to purchase or lease rights to the coalbed methane from the BLM at some cost to the Company. The additional cost of purchasing or leasing such rights could have a material adverse impact on the Company's financial condition and results of operations.

     The Company is not a party to SOUTHERN UTE V. AMOCO, nor are any of the Company's lands subject to that litigation. Any holding in SOUTHERN UTE V. AMOCO will not automatically change property rights to the Company's lands and additional litigation may be required as a result of circumstances which may be unique to the Company's lands as compared to the lands at issue in SOUTHERN UTE
V. AMOCO. Development of coalbed methane on Company lands has progressed with the full knowledge (and approval) of the BLM. Much of the Company's lands lie within federal units created for the development of coalbed methane on lands covered by the Coal Lands Acts. These federal units were subject to and received the approval of the BLM for coalbed methane development.

     The Tenth Circuit has granted a petition by Amoco Production Company ("Amoco") for a rehearing EN BANC OF SOUTHERN UTE V. AMOCO on the issue of whether "coal" as used in the Coal Lands Acts unambiguously excludes or includes coalbed methane. If Amoco is ultimately successful, coalbed methane rights will again be considered part of oil and gas rights and not coal rights to land covered by the Coal Lands Acts, and the Company will not have to negotiate to purchase or lease coalbed methane rights from the BLM. There can be no assurance, however, that Amoco will be successful upon rehearing. The Company believes that if Amoco is unsuccessful upon rehearing, it will appeal to the U.S. Supreme Court seeking a reversal of the SOUTHERN UTE V. AMOCO holding; however, there can be no assurance that Amoco would be successful in obtaining CERTIORARI from the U.S. Supreme Court, or if the U.S. Supreme Court grants CERTIORARI, whether Amoco would prevail.

ITEM 2.   PROPERTIES

OPERATIONS

     The Company's wholly-owned subsidiary, Evergreen Operating Corporation ("EOC"), is primarily responsible for drilling, evaluation and production activities associated with various properties and for negotiating the sales of oil and gas production from the properties. As of February 28, 1998, EOC was serving as operator for approximately 200 producing wells owned by the Company and also by other affiliated and unaffiliated third parties.

     The Company believes that, as operator, it is in a better position to control costs, safety, and timeliness of work as well as other critical factors affecting the economics of a well or a property, including maintaining good community relations.

     EOC presently operates wells which represent 100% of Evergreen's proved reserves.

OIL AND GAS RESERVES

     The table below sets forth the Company's quantities of proved reserves, as estimated by independent petroleum engineers, all of which were located in the continental U.S., and the present value of estimated future net revenues from these reserves on a non-escalated basis discounted at 10 percent per year as of periods indicated. There has been no major discovery or other favorable or adverse event that is believed to have caused a significant change in estimated proved reserves subsequent to December 31, 1997.

                                        DECEMBER 31,  DECEMBER 31,    MARCH 31,
                                            1997          1996          1996
                                        -----------   -----------    ----------
 Estimated Proved Gas Reserves          224,413,800   150,719,700    80,926,000
 (Mcf)

 Estimated Proved Oil Reserves                    0         2,600         4,800
 (Bbls)

 Present Value of Future Net
 Revenues (before future
  income tax expense)                  $159,325,900   $70,498,500   $30,163,400

     Reference should be made to Supplemental Oil and Gas Information beginning on page F-18 of this report for additional information pertaining to the Company's proved oil and gas reserves. During fiscal 1997 the Company did not file any reports that include estimates of total proved net oil or gas reserves with any federal agency other than the Securities and Exchange Commission.

PRODUCTION

     The following table sets forth the Company's net oil and gas production for the periods indicated.

                                        YEAR        NINE MONTHS        YEAR
                                       ENDED           ENDED          ENDED
                                    DECEMBER 31,    DECEMBER 31,    MARCH 31,
                                        1997            1996           1996
                                    ------------    ------------    ---------
 Natural Gas (Mcf)                   6,401,500       2,104,400       941,200
 Crude Oil & Condensate (Bbls)             ---             ---         9,700


AVERAGE SALES PRICES AND LOE

     The following table sets forth the average sales price and the average LOE per Mcfe, for the periods indicated.

                                      YEAR        NINE MONTHS        YEAR
                                     ENDED           ENDED          ENDED
                                  DECEMBER 31,    DECEMBER 31,     MARCH 31,
                                      1997            1996            1996
                                  ------------    ------------     ---------
  Average sales price
    Natural gas (per Mcf)             $1.90           $1.66         $ 1.29
    Oil (per Bbl)                       ---             ---          18.40
 Average LOE (per Mcfe)               $0.31           $0.33         $ 0.65

PRODUCTIVE WELLS

     The following table sets forth, as of December 31, 1997, the number of gross and net productive oil and gas wells. Productive wells are producing wells and wells capable of production, including shut-in wells.

                                PRODUCTIVE WELLS
                                ----------------
                       OIL                           GAS
                       ---                           ---
                Gross           Net         Gross          Net
               -------------------------------------------------
                  --            --           89             89

ACREAGE

     At December 31, 1997, Evergreen held developed and undeveloped acreage as set forth below:

       LOCATION

                    DEVELOPED ACRES    UNDEVELOPED ACRES           TOTAL
                    ---------------  --------------------  --------------------
                     GROSS     NET     GROSS       NET       GROSS       NET
                    ------   ------  ---------  ---------  ---------- ---------
   Colorado         23,300   16,800    106,000     88,900    129,300    105,700
   United Kingdom      --      --      371,000    371,000    371,000    371,000
   Falkland Islands    --      --      400,600      8,000    400,600      8,000
   Chile               --      --    2,400,000  1,800,000  2,400,000  1,800,000
                    ------   ------  ---------  ---------  ---------- ---------
         Total      23,300   16,800  3,277,600  2,267,900  3,300,900  2,284,700
                    ------   ------  ---------  ---------  ---------- ---------
                    ------   ------  ---------  ---------  ---------- ---------

     The following table sets forth the expiration dates of the gross and net acres subject to Colorado leases summarized in the table of undeveloped acreage.

                                                                      ACRES
                                                                     EXPIRING
                                                                   GROSS   NET
                                                                   -----  -----
   Twelve Months Ended:
   December 31, 1998                                               2,500  2,500
   December 31, 1999                                               4,500  2,400
   December 31, 2000 and later                                     1,100  1,100

DRILLING ACTIVITIES

     The Company's drilling activities for the periods indicated are set forth below:

                                   YEAR          NINE MONTHS          YEAR
                                   ENDED            ENDED            ENDED
                                DECEMBER 31      DECEMBER 31        MARCH 31
                               -----------------------------------------------
                                   1997             1996              1996
                                   ----             ----              ----
                               GROSS      NET   GROSS    NET    GROSS      NET
                               -----     ----   -----    ---    -----      ---
  Exploratory Wells:
       Productive               *  4     *  4       0      0        0        0
       Dry                         0        0       0      0        0        0
                               -----     ----   -----    ---    -----      ---
                                   4        4       0      0        0        0
  Development Wells:
       Productive                 56       56      28     28       12       12
       Dry                         0        0       0      0        0        0
                               -----     ----   -----    ---    -----      ---
                                  56       56      28     28       12       12

* Currently testing

PRINCIPAL PROPERTIES
     The following are brief descriptions of Evergreen's principal properties:

RATON BASIN PROPERTIES AND OPERATIONS

     The Raton Basin is an onshore depositional and structural basin that is approximately 80 miles long and 50 miles wide, located in southern Colorado and northern New Mexico. The Raton Basin contains two coal bearing formations, the Vermejo formation coals located at depths of between 450 and 3,500 feet and the shallower Raton formation coals, located at depths from the surface to approximately 2,000 feet. To date, Evergreen's primary production has been from the Vermejo formation coal seams; however, Evergreen believes that the Raton formation coal seams may be profitably exploited as well.

     DEVELOPMENT HISTORY AND EXPECTED FUTURE DEVELOPMENT. Exploration for coalbed methane began in the Raton Basin in the late 1970's and continued through the late 1980's, with several companies drilling and testing over 100 wells during this period. The absence of a pipeline to transport gas out of the Raton Basin prevented full scale development until January 1995 when CIG's Picketwire Lateral became operational.

     Since December 1991, Evergreen has acquired oil and gas leases covering approximately 129,000 gross acres in the Raton Basin. The initial 70,000 acres were acquired from Amoco Production Company in 1991 by direct purchase without overriding royalties. The remainder of the acreage was purchased during 1992 and 1993 from individual owners under various lease terms. Generally, the lease terms provide for a 12 1/2% royalty interest to the owner of the mineral rights. In August 1993, a four well evaluation program was conducted by the Company. Based on positive results from the initial four wells, the Company made the decision, in August 1994, to focus all domestic efforts on development of the Raton Basin. Evergreen currently has 95 producing gas wells on its Raton Basin properties.

     In March 1995, the Federal Bureau of Land Management ("BLM") designated approximately 67,000 acres of Evergreen's leases in the Raton Basin as a federal unit called the Spanish Peaks Unit. In December 1997, the BLM approved an additional 6,300 acres of leases to be included in the Spanish Peaks Unit, for a total of 73,300 acres. In January 1997, the BLM designated an additional 33,000 acres of Evergreen's leases as a federal unit called the Sangre de Cristo Unit. Evergreen has been named the operator for both of these units. Formation of a unit simplifies lease maintenance so that Evergreen, as the operator, can base development decisions within the unit on technical, geologic and geophysical data rather than the fulfillment of lease term obligations.

     Because of the inclusion of federal leases in the unit, operation and production within a federal unit is governed by federal rules. Production from any well in the unit area will maintain all of the leases beyond their primary terms. In October 1997, the first "participating area" was designated by the BLM under the Unit Agreement. Gas production in the participating area will be pooled and shared by the royalty owners, overriding royalty owners and working interest owners in that area in proportion to their acreage ownership of the mineral estate in the area. The participating area will be adjusted annually to encompass additional acreage as additional wells are completed.

     To date, the Company's principal development activities in the Raton Basin have been in the Spanish Peaks Unit. It currently has 95 producing wells in this Unit and expects to drill approximately 50 wells in 1998. Currently, all of the Company's gas production comes from this Unit, which has the gathering and compression infrastructure necessary to deliver the gas. The Company has identified approximately 400 drilling locations in its Spanish Peaks Unit, of which 150 were included in the Company's proved reserve base at December 31, 1997. These identified locations comprise approximately 38% of the Company's total acreage in the Spanish Peaks Unit. The Company has also drilled two exploratory wells in the northern portion of the Spanish Peaks Unit to determine the development potential for commercial production of the shallower Raton formation coals, as well as the Vermejo formation coals.

     The Company's development activities in the Sangre de Cristo Unit have consisted solely of the drilling of two exploratory wells. These exploratory wells will test production levels, provide additional geologic control, and also will fulfill unit obligations. The Company will be required to construct a compression facility and a gathering facility to enable gas production and sales from this unit. No reserves from wells in the Sangre de Cristo Unit are included in the Company's reserve base.

     RATON BASIN GEOLOGY.   In the Raton Basin, Evergreen produces methane from
the Vermejo coals, consisting of several individual seams ranging in thickness between 1 and 12 feet, and at drilling depths between 450 and 3,500 feet below the surface. The entire Vermejo coal interval ranges from 5 to 50 feet thick through the Raton Basin, being thickest in the center of the Basin, which the Company's acreage surrounds. The coal beds and surrounding sedimentary rocks formed during the late Cretaceous to early Tertiary period, between 65 and 40 million years ago. The Raton Basin is a highly asymmetric downward fold in the earth's crust that is approximately 80 miles long north to south and about 50 miles wide east to west. Plant material accumulated in thick layers in combination with coastal swamps in the Raton Basin and was subsequently buried and subjected to heat and pressure which formed the coals. Since these coals were buried, continued mountain building in combination with basin downwarping, created an extensive series of faults and fractures in the coal and surrounding rocks. Later, the area was intruded by hot liquid rock or "magma" from lower in the earth's crust, which cooled to form two large mountain structures in the center of the Raton Basin known as the Spanish Peaks. The magma moved up through existing faults and fractures and created additional fractures that radiate outward from the Spanish Peaks. As the magma cooled, its heat altered the surrounding rocks including the Vermejo and Raton coal beds. The Company believes that the simultaneous downwarping of the Raton trough and Larimide age mountain building with subsequent relaxation (extension) and the subsequent intrusion of magma into the Raton Basin have matured the coals and enhanced the ability of the Vermejo and Raton coals to yield coalbed methane.

     In the Raton Basin, the Company has found some coal seams to be continuous between wells over distances of several miles, though the thickness of the beds is variable. Evergreen is currently completing its wells in the Vermejo coal beds. Individual wells are often completed to produce gas from five to fifteen individual coal beds with individual thickness between 1 and 12 feet.

COALBED METHANE VERSUS TRADITIONAL NATURAL GAS

     Methane is the primary commercial component of the natural gas stream
produced from traditional gas wells.   Methane also exists in its natural state
in seams or deposits in coalbeds. Natural gas produced from traditional wells also contains, in varying amounts, other hydrocarbons. However, the natural gas produced from coalbeds generally contains only methane, and after simple dehydration, is pipeline-quality gas.

     Coalbed methane production is similar to traditional natural gas production in terms of the physical producing facilities and the product produced.
However, the subsurface mechanisms that allow the gas to move to the wellbore and the producing characteristics of coalbed methane wells are very different from traditional natural gas production. Unlike conventional gas wells which require a porous and permeable reservoir, hydrocarbon migration and a natural structural or stratigraphic trap, the coalbed methane gas is trapped in the molecular structure of the coal itself until released by pressure changes resulting from the removal of insitu water.

     Methane is a common component of coal since methane is created as part of the coalification process, though coals vary in their methane content per ton. In addition to being in open spaces in the coal structure, methane is absorbed onto the inner coal surfaces. When the coal is hydraulically fracture stimulated and exposed to lower pressures through the de-watering process, the gas leaves (desorbs from) the coal. Whether a coalbed will produce commercial quantities of methane gas depends on the coal quality, its original content of gas per ton of coal, the thickness of the coal beds, the reservoir pressure and the existence of natural fractures (permeability) through which the released gas can flow to the wellbore. Frequently, coalbeds are partly or completely saturated with water. As the water is produced, internal pressures on the coal are released, allowing the gas to desorb from the coal and flow to the wellbore. Contrary to traditional gas wells, new coalbed methane wells often produce water for several months and then, as the water production decreases, natural gas production increases because the coal seams are being de-watered and the resultant pressure on the coal decreases.

     In order to establish commercial gas production rates, a permanent conduit between the individual coal seams and the wellbore must be created. This is accomplished by hydraulically creating and propping open with special quality sand, artificial fractures within the coal seams (known as "fracing" in the industry) so the pathway for gas migration to the wellbore is enhanced. These fractures are filled (propped) with coarse sand and become the conduits for methane to reach the well. The ability of gas to move through the coal or rocks to the wellbore from its place of origination in the formation is the key determinant of the rate at which a well will produce.

     COALBED METHANE TECHNOLOGY.   The Company, working in conjunction with its
contractors, has developed what it believes to be effective procedures for fracing the Vermejo coals in its Raton Basin wells. In addition, the Company has developed well completion and specialized drilling techniques that are suited to its Raton Basin wells. Traditional gas wells are drilled with the use of rotary drill bits cooled and lubricated by drilling fluids or "mud." Coalbed methane production is particularly sensitive to the natural permeability of the coals. Exposing the Raton Basin coals to drilling mud appears to significantly reduce the permeability of the coals by plugging the cleat system and natural fractures in the coals. The Company has, therefore, used percussion air drilling (similar to a jackhammer) without traditional drilling muds in drilling its wells.

     WATER PRODUCTION AND DISPOSAL. To date, the majority of the water produced from the Company's Raton Basin coal seams has been low in total dissolved solids, allowing the Company, operating under permits issued by the State of Colorado, to discharge the water into well-site pits and evaporation ponds. If more brackish water is discovered in subsequent wells, it may be necessary to install and operate evaporators or drill specialized injection wells to re-inject the produced water back into the underground rock formations adjacent to the coal seams or to lower sandstone horizons.

     RATON BASIN PRODUCTION.   Evergreen's natural gas sales from the Raton
Basin did not commence until the completion of a pipeline system in January 1995, which connected the Company's Raton Basin wells to the CIG pipelines. From January 1995 through December 1997, Evergreen sold an aggregate of approximately 8.7 Bcf of coalbed methane gas from the Raton Basin. Gross daily production from the field currently exceeds 30 MMcf per day, for an average of approximately 320 Mcf per well per day. Because of the importance of removing water from the coal seams to enhance gas production, Evergreen expects to continue production from more modest wells because of the beneficial ambient effect of pressure reduction in adjacent, more productive wells. Each well creates its own "cone of depression" in the water saturation around the wellbore. The Company believes that some of its Raton Basin wells on adjacent 160 acre drill sites have already created overlapping cones of depression, enhancing gas production in each well.

     The Raton Basin gas does not contain significant amounts of contaminants, such as hydrogen sulfide, carbon dioxide or nitrogen, that are sometimes present in traditional natural gas production. Therefore, the properties of the Raton Basin gas, such as heat content per unit volume (Btu), are very close to the average properties of pipeline gas from conventional gas wells.

INTERNATIONAL PROPERTIES AND OPERATIONS

     UNITED KINGDOM.   In 1991 and 1992, the Company's wholly-owned subsidiary,
Evergreen Resources (U.K.) Ltd. ("ERUK"), was awarded seven onshore United Kingdom hydrocarbon exploration licenses for the development of coalbed methane gas and conventional hydrocarbons (the "Original Licenses"). The Original Licenses provided ERUK with the largest onshore acreage position in the United Kingdom, and covered substantially all of six distinct onshore United Kingdom basins.

     Selection of the licensed areas was made after evaluating geological, geophysical, petrophysical and measured methane gas content data bases. The majority of the original data base was acquired through technology sharing agreements with British Coal Corporation, which shared relevant available data on the six basins and granted use of this data to ERUK. ERUK has augmented this data with proprietary seismic and coalbed methane well data and also geologic data from the British Geologic Survey, and other sources.

     During the period from 1992 to 1994, Evergreen conducted seismic work and drilled three wells under two of the Original Licenses. The wells encountered 30 feet to 80 feet of gross coal. Two of the wells were hydraulically fracture stimulated and one was tested for permeability. Following extensive production testing, none of the three wells produced gas in economic quantities. The three wells are presently shut-in.

     In 1997, under a new onshore licensing regime implemented by the U.K. Department of Trade and Industry, Evergreen converted its Original Licenses to new onshore Licenses, called Petroleum Exploration and Development Licenses (the "Current Licenses"). In connection with such conversion, the Company relinquished rights to approximately 259,000 acres, which were not considered highly prospective for coalbed methane development. Under the Current Licenses, the Company retains approximately 371,000 acres, which were high-graded for coalbed methane and conventional hydrocarbon potential. The Current Licenses provide up to a 30 year term with optional periodic relinquishment of portions of the licenses, subject to future development plans. There are no royalties or burdens encumbering these Licenses. Work commitments for acreage retained will include remote sensing studies, additional seismic studies and the drilling of three wells, one per year beginning in 1999. Work commitments on the Current Licenses have been fulfilled through 1997 as a result of Evergreen's prior U.K. activity.

     Evergreen believes that a major coalbed methane resource exists within the areas subject to the Current Licenses. However, further evaluation will be required to confirm such belief and determine the economic viability of extracting any such reserves. Evaluation is expected to occur on a License by License basis, since success or lack of success on one License may not be translated to similar results on other Licenses or separate geologic basins. The Company expects to pay approximately $1.2 million over the next three years to maintain the Current Licenses.

     Evergreen is holding discussions with potential industry partners for the purpose of evaluating and developing the Current Licenses.

     FALKLAND ISLANDS. Evergreen has a net 2% interest in a consortium that has been awarded an exploration license for an offshore area north of the Falkland Islands. A subsidiary of Amerada Hess Corporation is the operator of the consortium, which includes Fina Exploration Atlantic BV, Murphy South Atlantic Oil Company, Teikoku Oil Co. Ltd. and Argos Evergreen Limited. Argos Evergreen Limited, a 5% working interest owner in the consortium, is a joint venture company formed in the Falkland Islands and owned 60% by Argos Resources Limited and 40% by ERUK. The license covers 626 square miles and lies approximately 225 miles to the north of the islands in water depths ranging up to 1,575 feet. This area incorporates part of a major unexplored sedimentary basin which has not yet been tested by drilling, and represents an opportunity for the Company to be involved during the early phase of exploration in an unexplored basin. The Company expects to incur capital expenditures of approximately $1.4 million over the next three years in connection with this project.

     The first exploratory well is scheduled to be drilled commencing in May 1998 and will be drilled by the consortium of which Evergreen is a member.

     CHILE. In March 1997, the Government of Chile awarded an oil and gas exploration license to Evergreen on two 5,000 square kilometer (approximately
1.2 million acre) blocks in northern Chile. Evergreen has a 75% working interest in the blocks and will serve as operator. ENAP, the Chilean-owned energy company, holds the remaining 25% working interest. The Chilean government will initially receive a 10% royalty on production up to 10,000 barrels per day, which increases up to a maximum of 35% on production in excess of 100,000 barrels per day.

     Evergreen and ENAP will share work commitments proportionately for the periods of time stated as Exploration Periods for each block as set forth in the table below:

  EXPLORATION
    PERIOD           TERM                   WORK COMMITMENT
  -----------        ----                   ---------------
    *  1           1 year         Geologic mapping, land based magnetic and
                                  gravity surveys
       2           2 years        200 km seismic data
       3           2 years        1 exploratory well
      4-9          1 year each    1 exploratory well

-------------
* Commenced June, 1997

     Evergreen and ENAP may relinquish up to 100% of the blocks at the end of each exploration period. If the blocks go into production, the contracts will last 35 years.

     Evergreen expects that the foregoing activities will require capital expenditures over the next three years of approximately $1.8 million.

OFFICE AND OPERATIONS FACILITIES

     The Company leases its corporate offices in Denver, Colorado. The lease covers approximately 11,800 square feet and is month-to-month. The current monthly rental rate is approximately $12,800. Effective May 1, 1998, the Company entered into a new ten year office lease for approximately $267,500 per year. The Company believes the new office space will be sufficient for the foreseeable future.

     In the Raton Basin, the Company operates a low pressure gathering system and a three stage compression station with 306,000 feet of steel pipe ranging in size from three inches to 24 inches. Currently, the compressor station discharges at a pressure of 750 psi from four 950 horsepower compressors and two 3,000 horsepower compressors. Current maximum throughput is approximately 35 MMcf per day at a maximum pressure of 1,200 psi. The compressor station is designed for an anticipated maximum throughput of 50 MMcf per day for sales into CIG's Picketwire Lateral pipeline.

ITEM 3.   LEGAL PROCEEDINGS

     Except for the Amoco proceedings referenced below, the Company is not involved in any material pending legal proceedings to which the Company or its subsidiary is a party or to which any of its property is subject.

AMOCO JUDGMENT

     On June 25, 1997, Evergreen filed an action in the Las Animas County, Colorado District Court seeking a declaratory judgment against Amoco regarding the proposed sale by Amoco of certain property located in the Raton Basin, Las Animas County. Included in this property was approximately 22,000 gross non-producing acres which is located within the Cottontail Pass Federal Unit, situated near the center of Evergreen's present 129,000 gross acreage position in the Raton Basin. Evergreen, as a working interest owner in the unit, had a preferential right under the applicable unit operating agreement to purchase these 22,000 gross acres for $3,179,000. Evergreen tendered to Amoco notice of its intention to exercise this preferential right to purchase. Amoco contended that it did not receive valid notice of the preferential purchase rights from Evergreen. In its action, Evergreen sought a declaratory judgment that Evergreen had properly exercised its preferential right of purchase, and that Amoco was obligated to sell the properties covered by that right of purchase to Evergreen. On November 12, 1997, the court granted Evergreen's motion for summary judgment and ruled that Evergreen properly exercised its right of purchase for the subject properties. Amoco has appealed this ruling.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     NOT APPLICABLE.


                                      PART II

ITEM 5.   MARKET FOR EVERGREEN'S COMMON STOCK AND RELATED SECURITY HOLDER
          MATTERS

PRINCIPAL MARKET OR MARKETS

     The Company's Common Stock is included for quotation in the NASDAQ National Market under the market symbol "EVER." The following table sets forth the range of high and low sales prices per share for the periods indicated, as reported by the NASDAQ National Market:

                                                             HIGH           LOW
                                                            ------        ------
     Year Ended December 31, 1995
         First Quarter                                      $ 6.00        $ 4.00
         Second Quarter                                       5.75          4.00
         Third Quarter                                        5.75          3.88
         Fourth Quarter                                       5.38          3.50
     Year Ended December 31, 1996
         First Quarter                                      $ 6.13        $ 4.88
         Second Quarter                                       7.38          5.38
         Third Quarter                                        7.25          5.50
         Fourth Quarter                                       8.38          5.50
     Year Ended December 31, 1997
         First Quarter                                      $ 8.50        $ 7.38
         Second Quarter                                      10.50          6.75
         Third Quarter                                       16.13          9.75
         Fourth Quarter                                      20.75         12.62

     On March 17, 1998, the last reported sales price for the Common Stock as reported by the NASDAQ National Market was $14.88 per share. At March 17, 1998, there were approximately 4,600 holders of record of the Company's Common Stock.

                               DIVIDEND POLICY

     Holders of Common Stock are entitled to dividends when, as and if declared by the Company's Board of Directors, subject to any preferential rights of any outstanding preferred stock and any contractual agreements of the Company limiting the payment of dividends. The Company has not declared or paid any cash dividends since its inception. The Company anticipates that future earnings will be retained for the development of its business and that no cash dividends will be declared or paid in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

     Effective November 1, 1997 an institutional investor converted all 6 million remaining outstanding shares of the Company's 8% Convertible Preferred Stock, $1.00 par value (the "Preferred Stock"), into 905,660 shares of the Company's Common Stock at a conversion price of $6.625 per share. The Company had issued a total of 7.5 million shares of the Preferred stock for $7.5 million in two private placements of
3.75 million shares each to a small number of institutional investors of under Section 4(2) of the Securities Act of 1933, as amended, on December 8, 1994 and July 26, 1995. All proceeds of the private placements were used for development of the Company's oil and gas leases in the Raton Basin. Under the terms of the Preferred Stock Agreement, the Company had the right to convert all of the preferred stock into common stock provided the common stock closing price was not less that $16 per share for 30 consecutive days. The closing price of the Company's common stock as reported by NASDAQ was above $16 per share for the 30 consecutive days ending November 1, 1997.

ITEM 6.   SELECTED FINANCIAL DATA

     The selected consolidated financial information presented below for the year ended December 31, 1997 and the nine months ended December 31, 1996 and for each of the years in the three year period ended March 31, 1996, are derived from the consolidated financial statements of the Company. The recast consolidated financial data is unaudited and is presented to reflect the results of operations as if the Company had adopted a December 31 year end for the year ended December 31, 1996. Effective with the period ended December 31, 1996, the Company began utilizing a December 31 year end.

     This information should be read in conjunction with the Consolidated Financial Statements and Notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations. Certain reclassifications have been made to prior financial statements to conform with current presentation.

                                                                    YEAR         NINE MONTHS
                                                                   ENDED            ENDED
                                                    YEAR ENDED    DECEMBER         DECEMBER
                                                   DECEMBER 31,      31,              31,              YEAR ENDED MARCH 31,
                                                   ------------   --------       ----------     ----------------------------------
                                                                    RECAST                            HISTORICAL
                                                     HISTORICAL     -------      -------------------------------------------------
                                                        1997          1996          1996         1996         1995          1994
                                                    -----------     -------      ----------     -------      -------       -------
                                                                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
 STATEMENT OF OPERATIONS DATA
    Revenues:
      Oil and gas production                         $ 12,138       $ 3,986        $ 3,502      $ 1,393      $ 1,916       $ 2,207
      Oil and gas services                                781           751            545          779          858         1,103
      Equity in earnings of investment                    313             -              -            -            -             -
      Interest and dividends                              132           207            143          207          117           238
      Other                                                 4            46             38          556          460           794
                                                     --------       -------        -------      -------      -------       -------
        Total revenues                                 13,368         4,990          4,228        2,935        3,351         4,342
                                                     --------       -------        -------      -------      -------       -------
    Expenses:
      Lease operating expenses                          2,007           826            701          657          994         1,040
      Gas gathering costs                                 112           159            110          219          238           219
      Cost of oil and gas services                        842           805            621          727          790           929
      Depreciation, depletion and amortization          2,794         1,137            966          590          709           660
      General and administrative                        1,225           717            505          819          850         1,350
      Interest                                            778           193            193           36           29             -
      Other                                               146            18             17          (11)         351           100
                                                     --------       -------        -------      -------      -------       -------
        Total Expenses                                  7,904         3,855          3,113        3,037        3,961         4,298
                                                     --------       -------        -------      -------      -------       -------
 Net income (loss)                                      5,464         1,135          1,115        (102)        (610)            44
 Preferred stock dividends                                400           590            440         505           94              -
                                                     --------       -------        -------      -------      -------       -------
 Net income (loss) attributable to common stock      $  5,064       $   545        $   675      $ (607)      $ (704)       $    44
                                                     --------       -------        -------      -------      -------       -------
                                                     --------       -------        -------      -------      -------       -------
 Net income (loss) per common share
      Basic                                          $    .53       $   .08        $   .10      $ (.10)      $ (.13)       $   .01
                                                     --------       -------        -------      -------      -------       -------
                                                     --------       -------        -------      -------      -------       -------
      Diluted                                        $    .51       $   .08        $   .10      $ (.10)      $ (.13)       $   .01
                                                     --------       -------        -------      -------      -------       -------
                                                     --------       -------        -------      -------      -------       -------
STATEMENT OF CASH FLOWS DATA
 Net cash provided by (used in):
      Operating activities                           $  6,457       $ 2,229        $ 1,524      $ 1,130      $   408       $   485
      Investing activities                            (19,259)       (9,303)        (8,559)      (2,764)      (2,958)         (307)
      Financing activities                             12,253         6,122          5,978        3,329        3,635           241

BALANCE SHEET DATA:
 Cash and cash equivalents                           $  2,103       $ 2,640        $ 2,640      $ 3,703      $ 2,038       $   930
 Total assets                                          87,306        68,244         68,244       44,172       39,140        32,880
 Total long term debt                                  14,841         1,174          1,174          191            -             -
 Redeemable preferred stock                                 -         6,000          6,000        7,500        3,750             -
 Total stockholders' equity                            64,152        52,364         52,364       31,589       32,202        30,413
 Cash dividends per share                                   -             -              -            -            -             -

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THE FOLLOWING INFORMATION SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO PRESENTED ELSEWHERE IN THIS PROSPECTUS. THE COMPANY FOLLOWS THE FULL-COST METHOD OF ACCOUNTING FOR OIL AND GAS PROPERTIES. SEE "SUMMARY OF ACCOUNTING POLICIES," INCLUDED IN
NOTE 1 TO THE CONSOLIDATED FINANCIAL STATEMENTS.

GENERAL

     Evergreen is an independent energy company engaged in the exploration, development and acquisition of oil and gas properties. Evergreen's primary focus is on developing coalbed methane properties located on approximately 129,000 gross acres in the Raton Basin in southern Colorado. The Company also holds exploration licenses on approximately 371,000 acres onshore in the United Kingdom, a net 2% interest in a consortium exploring offshore in the Falkland Islands, and an oil and gas exploration contract on approximately
2.4 million acres in northern Chile. Evergreen operates all of its own producing properties and also acts as operator on a contract basis for properties owned by others.

     The following table sets forth certain operating data of the Company for the periods presented. The recast operating data is presented to reflect the operations as if the Company had adopted a December 31 year end for the twelve months ended December 31, 1996.

                                       YEAR         RECAST YEAR     NINE MONTHS       YEAR          YEAR
                                      ENDED            ENDED           ENDED          ENDED         ENDED
                                    DECEMBER 31,    DECEMBER 31,    DECEMBER 31,    MARCH 31,     MARCH 31,
                                       1997            1996            1996           1996          1995
                                    ------------    ------------    ------------    ---------     ---------
PRODUCTION DATA:
  Natural gas (Mcf)                  6,401,500       2,407,800       2,104,400       941,200        781,700
  Oil (Bbls)                                --           2,000              --         9,700         36,660
  Total (Mcfe)                       6,401,500       2,422,000       2,104,400       999,400      1,001,300
AVERAGE SALES PRICE PER UNIT:
  Natural gas (per Mcf)                  $1.90          $ 1.63           $1.66        $ 1.29          $ 1.67
  Oil (per Bbl)                             --           24.65              --         18.40           15.97
  Mcfe                                    1.90            1.65            1.66          1.39            1.91
COST PER MCFE:
  Average LOE                            $ .31          $  .34           $ .33        $  .65           $ .99
  General and administrative               .19             .30             .24           .87             .71
  Depreciation, depletion and
    amortization                           .44             .47             .46           .59             .85

LIQUIDITY AND CAPITAL RESOURCES

     During the year ended December 31, 1997, the Company demonstrated consistent growth over prior years in the areas of net income, cash flow and gas reserves. These increases are due to the continued development of the Raton Basin project. The Company anticipates drilling 50 new wells, expanding and upgrading gas gathering facilities in the Raton Basin and proceeding with international exploration activities through the end of 1998. Budgeted capital expenditures for this program are approximately $18 million. The Company believes that cash flow from operations and available borrowings under its Credit Facility will be sufficient to fund the budgeted 1998 capital expenditures.

     The Company may be unable to place all 50 wells into production during 1998 due to existing pipeline capacity. During August 1997, in anticipation of the existing capacity constraints the Company entered into an agreement with Colorado Interstate Gas ("CIG") pursuant to which CIG will construct a new, 115-mile, 16-inch pipeline (the "Campo Lateral"). This agreement has a term of 15 years and entitles the Company to firm transportation of its Raton Basin gas from the field to the CIG interconnection with other interstate pipelines in Texas. The Company has committed to transport natural gas from the Raton Basin through CIG's pipelines commencing on or about August 1998. The initial commitment is 25 MMcf per day, increasing every six months to a maximum of 41 MMcf per day 18 months after commencement. Subject to available capacity in the pipeline, the Company has the first right to increase its volumes up to 100 MMcf per day.

     Upon completion of the Campo Lateral, the Company anticipates that it will drill approximately 160 wells during 1999 and 2000 and will spend approximately $60 million. During these two years, the Company will also spend approximately $3.8 million on international projects. The Company believes that through the continued development of the Raton Basin that cash flow from operations and borrowings under the Credit Facility will be sufficient to fund the budgeted 1999 and 2000 capital expenditures. Management believes that it has the ability to increase its existing credit facilities, and additionally, the Company may use equity financing for future cash needs.

     On November 21, 1997, the Company filed a public offering of 2,750,000 shares of its common stock. Of these shares, 2,000,000 were being offered on behalf of the Company and 750,000 were being offered on behalf of certain non-management selling shareholders. The proceeds to the Company of the offering were to be used to repay debt and fund the further development of the Company's Raton Basin natural gas properties. On January 8, 1998, the Company withdrew its registration on file with the Securities and Exchange Commission due to unfavorable market conditions.

     At year end, Evergreen had a $30.0 million revolving Credit Facility with Hibernia National Bank ("Bank"). The Credit Facility was set to mature in May 1999. Advances under the Credit Facility are limited to the borrowing base, which is presently $30.0 million. Interest accrued at prime (8.5% at December 31, 1997) plus or minus a margin of .25%, with margins determined on the average outstanding borrowings under the Credit Facility. The borrowing base is redetermined semi-annually by the Bank based upon reserve evaluations of the Company's oil and gas properties. The current borrowing base was less than the total borrowing base that could have been requested under terms of the agreement. As of December 31, 1997, the Company had $10.8 million of borrowings under the line.

     The Company has a capital equipment lease with the Bank with interest at prime (8.5% at December 31, 1997). The capital equipment lease has a term of five years ending April 2002, with an option to purchase the equipment at nominal amounts at the end of the lease term. The Company primarily leases compressors for the Raton Basin gas gathering system and other related production equipment. At December 31, 1997, the Company had approximately $5.1 million under the capital lease obligations.

     Subsequent to year end the Company entered into a commitment letter with the Bank for a $30.0 million Credit Facility to extend the maturity date to April 2001 and to reduce the current interest rate. At the Company's election, the Company may use either the London interbank offered rate ("Libor") plus a margin of 1.38% to 1.75% or the prime rate plus a margin of 0% to .25%, with margins on both rates determined on the average outstanding borrowings under the Credit Facility. In addition, the Company will have a $10.0 million equipment line of credit for Primero. Payments will be level monthly principal payments, plus interest based on 5 year treasuries plus 2%. The interest rate will be fixed and the principal payments amortized over 5 years at the time of any drawdown. The Company anticipates that the existing capital lease obligations will be paid off with the equipment line.

     Prior to 1998, the Company has not been required to record income tax expense, primarily due to the availability of net operating loss carryovers. However, as a result of the recently reported profitability and the significant difference between the book and tax basis of assets the Company estimates that it will be required to provide for deferred income taxes in the statement of operations in 1998 and subsequent years. The Company estimates that it will not be required to pay current income tax in the near future due to the availability of net operating loss carryforwards of approximately $30 million and current deductions for intangible drilling costs.

     The Company is a guarantor of a line of credit and a capital lease for Maverick Stimulation Company, L.L.C. ("Maverick") for an aggregate amount of $2.5 million. The guaranteed obligations amounted to $1.1 million at December 31, 1997.

     Effective November 1, 1997, all of the Company's outstanding 8% Convertible Preferred Stock, $1.00 per value, ("Preferred") was converted into 905,660 shares of common stock. Under the terms of the Preferred Stock Agreement, the Company had the right to convert all of the preferred stock into common stock provided the common stock closing price was not less than $16 per share for 30 consecutive days. The closing price of the Company's common stock as reported by NASDAQ was above $16 per share for the 30 consecutive days ending November 1, 1997.

     Cash flows provided by operating activities were $6,457,000 for the year ended December 31, 1997 as compared to cash flows provided by operating activities of $1,524,000 for the nine months ended December 31, 1996. The significant increase in the cash flows provided by operating activities was due primarily to improved operating results as a result of higher gas production and higher gas prices and a twelve month reporting period as compared to a nine month reporting period.

     Cash flows used by investing activities were $19,259,000 during the year ended December 31, 1997 versus $8,559,000 during the nine month period ended December 31, 1996. The increase was due to the continued development of the Raton Basin including an upgrade of the gas gathering system.

     Cash flows provided by financing activities were $12,253,000 during the year ended December 31, 1997 as compared to cash flows provided by financing activities of $5,978,000 in the nine month period ended December 31, 1996. The increase was due primarily to increased borrowings to fund the development of the drilling and gathering system in the Raton Basin during the year ended December 31, 1997. During the nine months ended December 31, 1996, the Company completed a common stock offering, resulting in net proceeds to the Company of $10.3 million, which were used to pay off existing debt of $3.6 million and fund the continued drilling and gas gathering system in the Raton Basin.

     The Company's production from its San Juan basin properties did not meet the minimum volume requirements under its transportation agreements with El Paso Services. As of September 30, 1997, the cumulative obligation of the Company to El Paso Services resulting from this shortfall was calculated by the Company to be $2,431,000. At current rates of production, this liability would have increased to over $3 million by the end of the contract term in July 1998. The Company's cumulative delivery shortfall through September 30, 1997 was approximately 12.1 million MMbtu. Effective October 1, 1997, the Company sold all of its San Juan basin properties for $580,000 together with the assumption by the buyer of EOC's volume commitment to El Paso Services. As of October 1, 1997, The Company eliminated the obligation to El Paso Services.

     The Company has conducted a comprehensive review of its computer systems to identify the systems that could be affected by the Year 2000 issue and is developing an implementation plan to resolve the issue. The "Year 2000" problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations. The Company presently believes that, with modifications to exiting software and converting to new software, the Year 2000 problem will not pose significant operational problems for the Company's computer systems as so modified and converted. However, if such modifications and conversions are not timely completed, the Year 2000 problem may have a material impact on the operations of the Company.

RESULTS OF OPERATIONS

HISTORICAL YEAR ENDED DECEMBER 31, 1997 COMPARED TO RECAST FISCAL YEAR ENDED DECEMBER 31, 1996

     Net income for the year ended December 31, 1997 was $5,064,000 or $0.53 per common share (basic), as compared to $545,000 or $0.08 per common share (basic), for the year ended December 31, 1996. The increase in net income was primarily the result of the increase in natural gas net revenues resulting from an increase in gas production and gas prices.

     Oil and gas revenues were $12,138,000 during the year ended December 31, 1997 as compared to $3,986,000 for the year ended December 31, 1996. The significant increase in oil and gas revenue during 1997, as compared to 1996, was attributable to substantially higher Raton Basin production volumes and higher natural gas prices. The average gas prices were $1.90 per Mcf for the year ended December 31, 1997 as compared to $1.63 per Mcf in 1996. Natural gas production increased to 6,401,500 Mcf for the year ended December 31, 1997 as compared to 2,407,800 for 1996.

     At December 31, 1997 there were 89 producing Raton Basin wells compared to 42 producing wells at December 31, 1996.

     Equity in earnings of investment was $313,000 for the year ended December 31, 1997. Equity in earnings of investment is due to the Company's 49% ownership in Maverick, an oil and gas well servicing company. The Company accounts for the investment in Maverick under the equity method of accounting. Prior to the current reporting period, the Company's share of Maverick profits after intercompany elimination was not material. The increase in Maverick's net income in 1997 was due to the increase in its oil and gas stimulation services for third party entities.

     Oil and gas service revenues were $781,000 during the year ended December 31, 1997 as compared to $751,000 for the year ended December 31, 1996. Cost of oil and gas services for the year ended December 31, 1997 increased to $842,000 from $805,000 in 1996.

     Interest income decreased to $132,000 for the year ended December 31, 1997 from $207,000 for the year ended December 31, 1996. This decrease was due to less cash to invest as a result of the continued Raton Basin development.

     Lease operating expenses for the year ended December 31, 1997 were $2,007,000 compared to $826,000 for the year ended December 31, 1996. Lease operating expenses per Mcfe declined to $0.31 during the year ended December 31, 1997 from $0.34 in 1996. The decrease in the average lease operating expense per Mcfe was due to the economies of scale resulting from the increase in producing wells in the Raton Basin.

     Depreciation, depletion and amortization expenses for the year ended December 31, 1997 increased to $2,794,000 as compared to $1,137,000 for the year ended December 31, 1996. The increase of $1,657,000 is due to the substantial increase in natural gas production.

     General and administrative expenses increased to $1,225,000 for the year ended December 31, 1997 as compared to $717,000 for year ended December 31, 1996. The $508,000 increase was due to the general increase in overall corporate activity, including salaries and professional services. Although the overall expense increased from the year ended December 31, 1997, the cost per Mcfe decreased to $0.19 from the prior year cost per Mcfe of $0.30.

     Interest expense increased to $778,000 for the year ended December 31, 1997 from $193,000 for the year ended December 31, 1996. This $585,000 increase was due to increased borrowings under the Company's Credit Facility and an increase in the equipment lease facility. The increased borrowings were made to fund the Raton Basin development.

     Other expenses increased to $146,000 for the year ended December 31, 1997 from $18,000 for the year ended December 31, 1996. The increase in other expenses was due primarily to the write off of a receivable that was deemed uncollectible.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO THE NINE MONTHS ENDED DECEMBER 31,
1996

     Net income for the year ended December 31, 1997 was $5,064,000 or $0.53 per common share (basic), as compared to $675,000 or $0.10 per common share (basic), for the nine months ended December 31, 1996. The increase in net income was primarily the result of the increase in natural gas net revenues resulting from an increase in gas production and gas prices and a twelve month reporting period as compared to a nine month reporting period.

     Oil and gas revenues were $12,138,000 during the year ended December 31, 1997 as compared to $3,502,000 for the nine months ended December 31, 1996. The significant increase in oil and gas revenue during 1997, as compared to 1996, was attributable to substantially higher Raton Basin production volumes and higher natural gas prices and a twelve month reporting period as compared to a nine month reporting period. The average gas prices were $1.90 per Mcf for the year ended December 31, 1997 as compared to $1.66 per Mcf in 1996. Natural gas production increased to 6,401,500 Mcf for the year ended December 31, 1997 as compared to 2,104,400 for 1996.

     At December 31, 1997 there were 89 producing Raton Basin wells compared to 42 producing wells at December 31, 1996.

     Equity in earnings of investment was $313,000 for the year ended December 31, 1997. Equity in earnings of investment is due to the Company's 49% ownership in Maverick, an oil and gas well servicing company. The Company accounts for the investment in Maverick under the equity method of accounting. Prior to the current reporting period, the Company's share of Maverick profits after intercompany elimination was not material. The increase in Maverick's net income in 1997 was due to the increase in its oil and gas stimulation services for third party entities.

     Oil and gas service revenues were $781,000 during the year ended December 31, 1997 as compared to $545,000 for the nine months ended December 31, 1996. Cost of oil and gas services for the year ended December 31,

1997 increased to $842,000 from $621,000 in 1996. The increase in oil and gas service revenue and cost of oil and gas services in 1997 versus 1996 was due to a twelve month reporting period as compared to a nine month reporting period.

     Interest income decreased to $132,000 for the year ended December 31, 1997 from $143,000 for the nine months ended December 31, 1996. This decrease was due to less cash to invest as a result of the continued Raton Basin development.

     Lease operating expenses for the year ended December 31, 1997 were $2,007,000 compared to $701,000 for the nine months ended December 31, 1996. Lease operating expenses per Mcfe declined to $0.31 during the year ended December 31, 1997 from $0.33 in 1996. The decrease in the average lease operating expense per Mcfe was due to the economics of scale resulting from the increase in producing wells in the Raton Basin.

     Depreciation, depletion, and amortization expenses for the year ended December 31, 1997 increased to $2,794,000 as compared to $966,000 for the nine months ended December 31, 1996. The increase of $1,828,000 was due to the substantial increase in natural gas production and a twelve month reporting period as compared to a nine month reporting period.

     General and administrative expenses increased to $1,225,000 for the year ended December 31, 1997 as compared to $505,000 for the nine months ended December 31, 1996. The $720,000 increase was due to the general increase in overall corporate activity, including salaries and professional services and a twelve month reporting period as compared to a nine month reporting period. Although the overall expense increased for the twelve months ended December 31, 1997, the cost per Mcfe decreased to $.19 from the prior year cost per Mcfe of $0.24.

     Interest expense increased to $778,000 for the year ended December 31, 1997 from $193,000 for the nine months ended December 31, 1996. This $585,000 increase was due to increased borrowings under the Company's Credit Facility and an increase in the capital equipment lease. The increased borrowings were made to fund the Raton Basin development.

     Other expenses increased to $146,000 for the year ended December 31, 1997 from $17,000 for the nine months ended December 31, 1996. The increase in other expenses was due primarily to the write off of a receivable that was deemed uncollectible.

NINE-MONTH FISCAL PERIOD ENDED DECEMBER 31, 1996 COMPARED TO THE FISCAL YEAR ENDED MARCH 31, 1996

     The Company reported net income of $675,000, or $0.10 per common share (basic), for the nine months ended December 31, 1996, compared to a net loss of $607,000, or $0.10 per common share (basic), for the year ended March 31, 1996. This increase in net income resulted principally from substantial increases in oil and gas revenues and declining costs per Mcfe.

     Oil and gas revenues increased to $3,502,000 for the nine months ended December 31, 1996 compared to $1,393,000 for the fiscal year ended March 31, 1996. This significant increase was attributable to substantially higher Raton Basin production volumes, sharply higher natural gas prices, the acquisition of Powerbridge Inc. ("PBI") (see Notes to Consolidated Financial Statements, Note 2 for discussion). The average gas prices were $1.66 per Mcf for the nine month fiscal period ended December 31, 1996 as compared to $1.29 per Mcf in the fiscal year ended March 31, 1996.

     During the nine months ended December 31, 1996, Raton Basin gas production represented over 88% of the Company's total gas production, compared to 51% for the year ended March 31, 1996. At December 31, 1996, the Company had 42 producing Raton Basin wells compared to 21 producing wells at March 31, 1996. Natural gas production increased to 2,104,400 Mcf for the nine months ended September 30, 1997 as compared to 941,200 Mcf for the twelve months ended March 31, 1996.

     LOE increased to $701,000 for the nine months ended December 31, 1996 compared to $657,000 for the twelve months ended March 31, 1996. On a Mcfe basis, however, LOE declined from $0.65 per Mcfe during the twelve month fiscal year ended March 31, 1996 to $0.33 per Mcfe for the nine months ended December 31, 1996. The decrease in the average LOE of $0.32 per Mcfe was due to the sale or shut-in of uneconomical oil and gas properties with high LOE during the year ended March 31, 1996. Additionally, the significant increase in production in the Raton Basin over the prior year contributed to the decrease in LOE per Mcfe.

     Oil and gas service revenues decreased to $545,000 for the nine months ended December 31, 1996 from $779,000 for the twelve months ended March 31, 1996. Costs of oil and gas services also decreased to $621,000 for the nine months ended December 31, 1996 as compared to $727,000 for the twelve months ended March 31, 1996. The decrease in both oil and gas service revenues and cost of oil and gas services expense was due primarily to a nine month reporting period versus a twelve month reporting period.

     Depreciation, depletion and amortization expense increased to $966,000 for the nine months ended December 31, 1996 from $590,000 for the twelve months ended March 31, 1996. The increase was due to the significantly higher gas production in the Raton Basin.

     General and administrative expenses decreased to $505,000 for the nine months ended December 31, 1996, from $819,000 for the twelve months ended March 31, 1996. This decrease was due to expenses incurred during a nine month reporting period versus a twelve month reporting period.

     Interest income decreased to $143,000 for the nine months ended December 31, 1996 from $207,000 for the twelve months ended March 31, 1996. This decrease was due primarily to the nine month reporting period versus a twelve month reporting period.

     Interest expense increased to $193,000 for the nine months ended December 31, 1996 from $36,000 for the twelve months ended March 31, 1996. This increase was due to the debt assumed by the Company as a result of the PBI acquisition, the interest on the Company's line of credit borrowings, and the interest on the Company's capital lease obligations.

     Other income decreased to $38,000 for the nine months ended December 31, 1996 compared to $556,000 for the twelve months ended March 31, 1996. The income in the twelve months ended March 31, 1996 resulted primarily from the sale of the Company's 25% interest in ANGI, Ltd., a United Kingdom gas marketing company.

HEDGING TRANSACTIONS

     The Company enters into contractual obligations that require future physical delivery of its natural gas production to attempt to manage price risk with regard to a portion of its natural gas production. As of December 31, 1997, the Company had entered into contracts to sell approximately 21.5 MMcf per day (substantially all of its current production available for sale) for the period January 1998 through March 1998 at prices ranging from $2.04 - $2.17 per Mcf and approximately 26.5 MMcf per day for the period April 1998 through October 1998 at prices ranging from $1.73-$2.17 per Mcf.

     The Company identifies minimum internal price targets and, assuming other market conditions are deemed favorable, the Company will enter in hedging contracts to manage price risk.

INCOME TAXES AND NET OPERATING LOSSES

     As discussed in Note 6 of the Notes to the Company's Consolidated Financial Statements, the Company has net operating loss carryforwards for income tax purposes of approximately $30 million which expire beginning in 2003.

     The Company recorded a valuation allowance at December 31, 1996 and March 31, 1996 equal to the excess of deferred tax assets over deferred tax liabilities as it was unable to determine that the deferred tax assets were more likely than not to be realized. As of December 31, 1997, the Company did not record a valuation allowance since management was able to determine that it was more likely than not that the deferred tax asset would be realized. Management expects to fully utilize its net operating loss carry forwards against reversing temporary differences.

     Prior to 1998, the Company has not been required to record income tax expense, primarily due to the availability of net operating loss carryovers. However, as a result of the recently reported profitability and the significant difference between the book and tax basis of assets the Company estimates that it will be required to provide for deferred income taxes in the statement of operations in 1998 and subsequent years. The Company estimates that it will not be required to pay current income tax in the near future due to the availability of net operating loss carryforwards of approximately $30 million and current deductions for intangible drilling costs.

ACCOUNTING STANDARDS

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                     INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                        PAGE
                                                                        ----
     Report of Independent Certified Public Accountants                  F-1

     Consolidated Balance Sheets, December 31, 1997 and 1996             F-2

     Consolidated Statements of Operations for the Year and Nine
     Months Ended December 31, 1997 and 1996 and for the Year ended
     March 31, 1996                                                      F-3

     Consolidated Statements of Stockholders' Equity for the Year and
     Nine Months Ended December 31, 1997 and 1996 and for the Year
     ended March 31, 1996                                                F-4

     Consolidated Statements of Cash Flows for the Year and Nine
     Months Ended December 31, 1997 and 1996 and for the Year ended
     March 31, 1996                                                      F-5

     Notes to Consolidated Financial Statements                      F-6 to F-21

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     Since the Company's inception, there has not been any Forms 8-K filed under the Securities and Exchange Act of 1934 reporting a change in accountants in which there was a reported disagreement on any matter of accounting principles or practices or financial statement disclosure.


                                   PART III

The information required by Part III of Form 10-K is incorporated herein by reference to Registrant's definitive Proxy Statement to be filed in connection with the Annual Meeting of Shareholders to be held on May 12, 1998.

                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1)    See Index to Consolidated Financial Statements at Item 8.
(a)(2) All other schedules have been omitted because the required information is inapplicable or is shown in the notes to the financial statements.

(a)(3)    Exhibits:
+
           3.1 Articles of Incorporation as amended: Incorporated by reference to Exhibit 3.1 of the Company's Registration Statement on Form S-1, Commission File No. 33-273035 and by reference to Exhibit I to the Company's Current Report on Form 8-K dated December 9, 1994).
           3.2 Bylaws: Incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1, Commission File No. 33-273035.
           4.1    Shareholders' Rights Agreement: Incorporated by reference to
                  Exhibit 2 of the Company's Current Report on Form 8-K dated July 7, 1997.
          10.1 Revolving Note by and among Evergreen Resources, Inc. and Hibernia National Bank, Dated June 19, 1997: Incorporated by reference to Exhibit 10.1 of the Company's Registration Statement on Form S-3 filed on November 21, 1997, Commission File No. 333-40817.
          10.2 Firm Transportation Service Agreement Rate Schedule TF-1 between Colorado Interstate Gas Company and Primero Gas Marketing Company, Dated August 22, 1997: Incorporated by reference to Exhibit 10.2 of the Company's Registration Statement on Form S-3 filed on November 21, 1997, Commission File No. 333-40817.
          10.3 Deeds of Variation between The Secretary of State for Trade and Industry and Evergreen Resources (UK) Limited dated January 9, 1997: Incorporated by reference to Exhibit 10.6 of the Company's Registration Statement on Form S-3 filed on November 21, 1997, Commission File No. 333-40817.
          21.0 Subsidiaries of registrant: Incorporated by reference to page F-6 of the Financial Statements included herein.
          22.0 Reserve Reports prepared by Netherland Sewell & Associates, Inc. and Resource Services International, Inc.
          24.1    Power of Attorney: contained on signature page.
          27.0    Financial Data Schedule.

(b) No reports on Form 8-K were filed by the Company during the last quarter of the fiscal year ended December 31, 1997.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                EVERGREEN RESOURCES, INC.



Date:                           By: /s/ Mark S. Sexton
                                    -------------------------------------------
                                    Mark S. Sexton
                                    President and Chief Executive Officer



Date:                           By: /s/ Kevin R. Collins
                                    -------------------------------------------
                                    Kevin R. Collins, Vice President - Finance
                                    CFO and Treasurer
                                    Principal Accounting Officer



                              POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Mark S. Sexton and Kevin R. Collins, and each of them, as true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all which said attorneys-in-fact and agents or any of them, or their or his or her substitute or substitutes, may lawfully do, or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:                           By: /s/ Alain Blanchard
                                    -------------------------------------------
                                    Alain Blanchard, Director



Date:                           By: /s/ Dennis R. Carlton
                                    -------------------------------------------
                                    Dennis R. Carlton, Director



Date:                           By: /s/ Larry D. Estridge
                                    -------------------------------------------
                                    Larry D. Estridge, Director



Date:                           By: /s/ John J. Ryan III
                                    -------------------------------------------
                                    John J. Ryan III, Director



Date:                           By: /s/ Mark S. Sexton
                                    -------------------------------------------
                                    Mark S. Sexton, Director



Date:                           By: /s/ Scott D. Sheffield
                                    -------------------------------------------
                                    Scott D. Sheffield, Director



Date:                           By: /s/ James S. Williams
                                    -------------------------------------------
                                    James S. Williams, Director

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Stockholders and Board of Directors
Evergreen Resources, Inc.
Denver, Colorado

We have audited the accompanying consolidated balance sheets of Evergreen Resources, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for year ended December 31, 1997, the nine month period ended December 31, 1996 and for the year ended March 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Evergreen Resources, Inc. and subsidiaries at December 31, 1997 and 1996 and the results of their operations and their cash flows for the year ended December 31, 1997, the nine month period ended December 31, 1996 and for the year ended March 31, 1996, in conformity with generally accepted accounting principles.




                                              BDO SEIDMAN, LLP

Denver, Colorado
February 10, 1998

EVERGREEN RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS

ASSETS                                                       December 31,
                                                     --------------------------
                                                          1997          1996
                                                     -----------    -----------
 Current:
      Cash and cash equivalents                      $ 2,103,168    $ 2,640,300
      Accounts receivable:
       Oil and gas sales                               2,298,861      1,182,635
       Joint interest billings and other               1,311,587        727,283
      Other current assets                               321,764        113,964
                                                     -----------    -----------
      Total current assets                             6,035,380      4,664,182
 Property and equipment (Notes 1,4 and 15):
      Proved oil and gas properties, full-cost        58,937,182     49,323,572
           accounting
      Unevaluated properties not subject to            9,700,838      8,579,220
           amortization
      Gas gathering equipment                         21,635,598     13,952,381
      Support equipment                                1,851,966      1,422,955
                                                     -----------    -----------
                                                      92,125,584     73,278,128
      Less accumulated depreciation, depletion and    15,361,174     12,578,205
           amortization                              -----------    -----------
      Net property and equipment                      76,764,410     60,699,923
 Designated cash (Note 5)                              2,142,883      1,493,114
 Other assets                                          2,362,829      1,386,376
                                                     -----------    -----------
                                                     $87,305,502    $68,243,595
                                                     -----------    -----------
                                                     -----------    -----------
LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
      Accounts payable (Note 1)                      $ 1,645,467    $ 3,223,047
      Amounts payable to oil and gas property owners   2,968,827      1,068,532
      Accrued expenses and other                         494,252        415,748
      Current portion - capital lease (Note 4)         1,061,090        275,348
                                                     -----------    -----------
      Total current liabilities                        6,169,636      4,982,675
 Production taxes payable (Note 5)                     2,142,883      1,493,114
 Note payable (Note 3)                                10,812,000             --
 Obligations under capital lease (Note 4)              4,028,872      1,173,500
 Long-term liabilities (Note 12)                              --      2,230,798
                                                     -----------    -----------
      Total liabilities                               23,153,391      9,880,087
 Redeemable preferred stock (Notes 7 and 8)                   --      6,000,000
 Commitments and contingencies (Note 12)
 Stockholders' equity (Notes 8 and 9):
      Common stock, $.01 stated value;
           shares authorized, 50,000,000;
           shares issued and outstanding,                103,953         93,636
           10,395,266 and 9,336,320
      Additional paid-in capital                      67,948,743     61,369,368
      Accumulated deficit                             (4,134,705)    (9,198,780)
      Foreign currency translation adjustment            234,120         99,284
                                                     -----------    -----------
      Total stockholders' equity                      64,152,111     52,363,508
                                                     -----------    -----------
                                                     $87,305,502    $68,243,595
                                                     -----------    -----------
                                                     -----------    -----------

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

EVERGREEN RESOURCES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                          NINE MONTHS
                                                        YEAR ENDED           ENDED             YEAR ENDED
                                                       DECEMBER 31,       DECEMBER 31,          MARCH 31,
                                                           1997               1996                1996
                                                       -----------        ------------        -----------
 Revenues:
      Oil and gas production (Note 10)                 $12,137,869         $3,502,385         $1,392,695
      Oil and gas services                                 780,745            545,079            779,146
      Equity in earnings of investment (Note 1)            313,179                --                  --
      Interest                                             131,823            142,521            206,769
      Other (Note 13)                                        4,709             37,953            556,221
                                                       -----------         ----------         ----------
 Total revenues                                         13,368,325          4,227,938          2,934,831
                                                       -----------         ----------         ----------
 Expenses:
      Lease operating expense                            2,007,388            700,875            656,899
      Gas gathering costs                                  112,358            110,363            218,644
      Cost of oil and gas services                         842,076            621,521            727,121
      Depreciation, depletion and amortization           2,793,946            965,794            589,936
      General and administrative expenses                1,224,956            504,456            818,805
      Interest expense                                     777,373            192,685             36,620
      Other                                                146,153             17,309            (10,997)
                                                       -----------         ----------         ----------
 Total expenses                                          7,904,250          3,113,003          3,037,028
                                                       -----------         ----------         ----------
 Net income (loss)                                       5,464,075          1,114,935           (102,197)

 Preferred stock dividends (Note 7)                        400,000            440,000            504,620
                                                       -----------         ----------         ----------
 Net income (loss) attributable to common stock        $ 5,064,075         $  674,935         $ (606,817)
                                                       -----------         ----------         ----------
                                                       -----------         ----------         ----------
 Net income (loss) per common share (Note 8):
      Basic                                            $      0.53         $     0.10         $    (0.10)
                                                       -----------         ----------         ----------
                                                       -----------         ----------         ----------
      Diluted                                          $      0.51         $     0.10         $    (0.10)
                                                       -----------         ----------         ----------
                                                       -----------         ----------         ----------


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

EVERGREEN RESOURCES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEAR AND NINE MONTHS ENDED DECEMBER 31, 1997 AND 1996
AND FOR THE YEAR ENDED MARCH 31, 1996

                                                     Common Stock                                      Foreign
                                              ----------------------
                                                  $.01 Stated Value      Additional                     Currency      Total
                                              ----------------------      Paid-In      Accumulated   Translation  Stockholders'
                                                Shares       Amount       Capital        Deficit      Adjustment     Equity
                                              ----------    --------   ------------    -----------    ----------  -------------
Balance, April 1, 1995                         5,672,159    $ 56,721   $41,419,179     $(9,266,898)   $  (7,140)   $32,201,862

Exercise of stock purchase warrants (Note 8)     159,059       1,592       302,315               -            -        303,907
Common stock issued to ESOP (Note 12)             10,000         100        19,900               -            -         20,000
Issuance of common stock for services (Note 8)    55,000         550       116,840               -            -        117,390
Other                                              3,518          35       (36,208)              -            -        (36,173)
Preferred stock dividends                              -           -             -        (504,620)           -       (504,620)
Foreign currency translation                           -           -             -               -     (411,332)      (411,332)
Net loss                                               -           -             -        (102,197)           -       (102,197)
                                              ----------    --------    -----------    -----------    ---------    -----------

Balance, March 31, 1996                        5,899,736      58,998     41,822,026     (9,873,715)    (418,472)    31,588,837

Issuance of common stock pursuant to
 public offering (Note 8)                      2,000,000      20,000     10,226,780              -            -     10,246,780
Issuance of common stock for acquisition
 of PBI and limited partnership interests
 (Note 2)                                      1,162,266      11,623      7,688,377              -            -      7,700,000
Issuance of common stock in exchange for
 redeemable preferred stock (Note 7)             230,770       2,308      1,497,692              -            -      1,500,000
Issuance of common stock for preferred
 stock dividend payment (Note 7)                   3,077         307         19,693              -            -         20,000
Common stock issued to ESOP (Note 12)             10,000         100         28,700              -            -         28,800
Issuance of common stock for services (Note 8)    30,000         300         86,100              -            -         86,400
Other                                                471           -              -              -            -              -
Preferred stock dividends                              -           -              -       (440,000)                   (440,000)
Foreign currency translation                           -           -              -              -      517,756        517,756
Net income                                             -           -              -      1,114,935            -      1,114,935
                                              ----------    --------    -----------    -----------    ---------    -----------

Balance, December 31, 1996                     9,336,320      93,636     61,369,368     (9,198,780)      99,284     52,363,508

Issuance of common stock in exchange for
 redeemable preferred stock (Note 7)             905,660       9,057      5,973,443              -            -      5,982,500
Issuance of common stock for services (Note 8)    63,940         639        239,226              -            -        239,865

Exercise of stock purchase warrants (Note 8)      89,346         621        366,706              -            -        367,327
Preferred stock dividends                              -           -              -       (400,000)           -       (400,000)
Foreign currency translation                           -           -              -              -      134,836        134,836
Net income                                             -           -              -      5,464,075            -      5,464,075
                                              ----------    --------    -----------    -----------    ---------    -----------

Balance, December 31, 1997                    10,395,266    $103,953    $67,948,743    $(4,134,705)   $ 234,120    $64,152,111
                                              ----------    --------    -----------    -----------    ---------    -----------
                                              ----------    --------    -----------    -----------    ---------    -----------


         SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

EVERGREEN RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                              Nine Months
                                                              YEAR ENDED         Ended         Year Ended
                                                             DECEMBER 31,     December 31,      March 31,
                                                                 1997             1996             1996
                                                             ------------     ------------     -----------
Operating activities:
  Net income (loss)                                          $  5,464,075     $  1,114,935     $  (102,197)
  Adjustments to reconcile net income (loss) to cash
   provided by operating activities:
    Depreciation, depletion and amortization                    2,793,946          965,794         589,936
    Gain on sale of subsidiaries                                        -                -        (525,287)
    Equity in earnings of investment                             (313,179)               -               -
    Stock issued for services                                     184,463           86,400          31,555
    Changes in operating assets and liabilities:
      Accounts receivable                                      (1,120,476)        (184,957)        106,209
      Other current assets                                       (207,784)          82,712         (56,520)
      Accounts payable                                           (422,188)        (645,908)      1,010,077
      Accrued expenses                                             78,505          105,012          76,178
                                                             ------------     ------------     -----------
Net cash provided by operating activities                       6,457,362        1,523,988       1,129,951
                                                             ------------     ------------     -----------
Investing activities:
  Investment in property and equipment                        (18,603,065)      (8,342,545)     (3,988,233)
  Proceeds from sale of oil and gas assets                              -          420,549         540,413
  Proceeds from sale of subsidiary                                      -                -         580,000
  Designated cash                                                (649,769)        (723,038)       (177,052)
  Change in production taxes payable                              649,769          723,038         177,052
  Change in other assets                                         (656,097)        (636,868)        104,058
                                                             ------------     ------------     -----------
Net cash used by investing activities                         (19,259,162)      (8,558,864)     (2,763,762)
                                                             ------------     ------------     -----------
Financing activities:
  Proceeds from notes payable                                  11,189,120                -               -
  Principal payments on long-term debt                                  -       (3,596,000)              -
  Principal payments on capital lease obligations                (636,875)        (118,705)        (46,526)
  Proceeds from issuance of common stock, net                     348,982       10,246,780         303,904
  Proceeds from issuance of redeemable preferred stock                  -                -       3,714,736
  Dividends paid on preferred stock                              (400,000)        (420,000)       (504,620)
  Debt issue costs                                               (148,515)         (79,149)        (49,037)
  Change in cash held from operating oil and gas properties     1,900,295          (54,933)        (89,880)
                                                             ------------     ------------     -----------
Net cash provided by financing activities                      12,253,007        5,977,993       3,328,577
                                                             ------------     ------------     -----------
Effect of exchange rate changes on cash                            11,661           (5,328)        (30,412)
                                                             ------------     ------------     -----------
Increase (Decrease) in cash and cash equivalents                 (537,132)      (1,062,211)      1,664,354

Cash and cash equivalents, beginning of period                  2,640,300        3,702,511       2,038,157
                                                             ------------     ------------     -----------
Cash and cash equivalents, end of period                     $  2,103,168     $  2,640,300     $ 3,702,511
                                                             ------------     ------------     -----------
                                                             ------------     ------------     -----------

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

EVERGREEN RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR AND NINE MONTHS ENDED DECEMBER 31, 1997 AND 1996 AND YEAR ENDED MARCH 31,
  1996

(1)  SUMMARY OF ACCOUNTING POLICIES

CONSOLIDATION

     The financial statements include the accounts of Evergreen Resources, Inc. ("ERI") and its wholly-owned subsidiaries (the "Company"); Evergreen Operating Corporation ("EOC") and Evergreen Resources (UK) Ltd., Powerbridge, Inc., and Primero Gas Marketing Company, ("Primero").

     The companies are engaged in the operation, acquisition, exploration and development of oil and gas properties and also the marketing of natural gas. All significant intercompany balances and transactions have been eliminated in consolidation.

     The consolidated financial statements also include the Company's 49% ownership in Maverick Stimulation Company, LLC ("Maverick") and 40% ownership in Argos Evergreen Limited ("AEL"). The Company accounts for these investments by the equity method of accounting. All significant intercompany balances and transactions have been eliminated. Maverick provides pressure pumping and other oilfield services to the petroleum industry in the Rocky Mountain region. Maverick provides certain well stimulation services to the Company and during 1997 such services amounted to $2,636,400 of which $302,000 was unpaid at year end. The Company guaranteed approximately $1,100,000 of Maverick's outstanding debt at December 31, 1997. The investment in Maverick, including equity in earnings for the year of $313,200, was $1,002,300 at December 31, 1997.

CHANGE IN FISCAL YEAR

     Effective with the period ended December 31, 1996, the Company elected to begin utilizing a December 31 year end. Therefore, the period ended December 31, 1996 represents a nine month short period and the years ended December 31, 1997 and March 31, 1996 represent twelve month periods.

CONCENTRATIONS OF CREDIT RISK

     The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash equivalents.

     The Company's cash equivalents are cash investment funds which are placed with a major financial institution.

     The Company manages and controls market and credit risk through established formal internal control procedures which are reviewed on an ongoing basis. The Company attempts to minimize credit risk exposure to purchasers of the Company's natural gas through formal credit policies, monitoring procedures and letters of credit.

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

EVERGREEN RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR AND NINE MONTHS ENDED DECEMBER 31, 1997 AND 1996 AND YEAR ENDED MARCH 31,
  1996

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

LONG-TERM ASSETS

     The Company applies Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets". Under SFAS No. 121, long-lived assets and certain intangibles are reported at the lower of the carrying amount or their estimated recoverable amounts.

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

INCOME TAXES

     The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes" which requires the use of the "liability method". Accordingly, deferred tax liabilities and assets are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse.

OPERATOR FEES

     Income from operating wells for third parties is recognized pursuant to the applicable operating agreements when the services are performed.

EVERGREEN RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR AND NINE MONTHS ENDED DECEMBER 31, 1997 AND 1996 AND YEAR ENDED MARCH 31,
  1996

NET INCOME (LOSS) PER SHARE

     At December 31, the Company implemented SFAS No. 128, "Earnings Per Share". SFAS No. 128 provides for the calculation of "Basic" and "Diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. All prior period earnings per share data has been restated to reflect the requirements of SFAS No. 128. See Note 8 for computation of earnings per share.

CASH EQUIVALENTS

     The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

FINANCIAL INSTRUMENTS

     Unless otherwise specified, the Company believes the book value of the financial instruments approximates their fair value.

HEDGING TRANSACTIONS

     The Company enters into contractual obligations that require future physical delivery of its natural gas production to attempt to manage price risk with regard to a portion of its natural gas production. The Company identifies minimum internal price targets and, assuming other market conditions are deemed favorable, the Company will enter in hedging contracts to manage price risk.

STOCK OPTIONS

     The Company applies APB Opinion 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for all stock option plans. Under APB Opinion 25, no compensation cost has been recognized for stock options granted as the option price equals or exceeds the market price of the underlying common stock on the date of grant.

     SFAS No. 123, "Accounting for Stock-Based Compensation", requires the Company to provide pro forma information regarding net income as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in SFAS No. 123. To provide the required pro forma information, the Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model.

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

EVERGREEN RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR AND NINE MONTHS ENDED DECEMBER 31, 1997 AND 1996 AND YEAR ENDED MARCH 31,
  1996

RECENT ACCOUNTING PRONOUNCEMENTS

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

(2)  ACQUISITION AGREEMENT

     Effective August 1, 1996, the Company acquired the limited partnership interests of Energy Investors Fund, LP and Energy Investors Fund II, LP in PBI Fuels, LP and 100% of the common stock of Powerbridge Inc. for a purchase price of $11.3 million. The purchase price was comprised of 1,162,266 shares of restricted common stock valued at $7.7 million and the assumption of $3.6 million of long-term debt. The assets acquired included 37.0 billion cubic feet (Bcf) of proved natural gas reserves, approximately 24 Bcf of which were developed, together with 25% working interest in 120,000 gross acres and 50% interest in an associated gas gathering and marketing system. All of these assets are located on the Company's present acreage position in the Raton Basin, Las Animas County, Colorado. The acquisition has been accounted for under the purchase method of accounting.

     Assuming the Company's acquisition as discussed above had been completed at the beginning of the periods below, pro forma results of operations for such periods would have been:

                                        Nine Months
                                           Ended              Year Ended
                                      December 31, 1996     March 31, 1996
                                      -----------------     --------------
 Revenues                                $4,599,000           $3,210,400
 Net income (loss)                        1,201,170             (389,900)
 Net income (loss) attributable             761,170             (894,600)
   to common stock
 Income (loss) per share of
   common stock
   Basic                                      $0.11               $(0.13)
   Diluted                                    $0.11               $(0.13)

EVERGREEN RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR AND NINE MONTHS ENDED DECEMBER 31, 1997 AND 1996 AND YEAR ENDED MARCH 31,
  1996

     The pro forma information is not necessarily indicative of the combined results of operations that would have occurred had the acquisition been completed at the beginning of such periods.

(3)  FINANCING AGREEMENT

     The Company has a $30.0 million revolving line of credit with a bank. Interest accrues at prime (8.5% at December 31, 1997) plus or minus a margin of .25%, with margins determined on the average outstanding borrowings under the line of credit and is paid monthly. The line of credit matures in May 1999. Advances pursuant to this line of credit are limited to the borrowing base, which is presently $30.0 million. The borrowing base is redetermined semi-annually by the bank based upon reserve evaluations of the Company's oil and gas properties. The current borrowing base is less than the total borrowing base that could have been requested under the terms of the agreement. An annual facility fee of three-eighths of a percent is charged quarterly for any unused portion of the credit line. The agreement is collateralized by oil and gas properties and also contains certain net worth and ratio requirements. At December 31, 1997, $10,812,000 was outstanding and no amounts were outstanding under the line of credit at December 31, 1996.

(4)  CAPITAL LEASE OBLIGATIONS

     The Company has capital equipment leases with a bank with interest at prime (8.5% at December 31, 1997) for a term of five years, including options to purchase the equipment at a nominal amount at the end of the lease term. The Company primarily leases compressors for the Raton Basin gas gathering system and other related production equipment.

     Future minimum lease payments are as follows:

           Years ending December 31:
                      1998                                       $1,453,000
                      1999                                        1,453,000
                      2000                                        1,453,000
                      2001                                        1,264,000
                      2002                                          461,000
                                                                 ----------
           Total future minimum lease payments                    6,084,000
           Less amount representing interest                        994,000
                                                                 ----------
           Present value of minimum lease payments                5,090,000
           Less current portion                                   1,061,000
                                                                 ----------
           Capital lease obligations less current portion        $4,029,000
                                                                 ----------
                                                                 ----------

     Included in fixed assets are the following assets under capital leases:

                                                     December 31,
                                             -----------------------------
                                                1997               1996
                                             ----------         ----------
           Gas gathering equipment           $5,742,500         $1,652,200
           Less accumulated amortization        434,300             92,100
                                             ----------         ----------
                                             $5,308,200         $1,560,100
                                             ----------         ----------
                                             ----------         ----------

EVERGREEN RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR AND NINE ENDED DECEMBER 31, 1997 AND 1996 AND YEAR ENDED MARCH 31, 1996


(5)  DESIGNATED CASH AND RELATED PRODUCTION TAXES PAYABLE

     Designated cash represents the cash withheld for payment of production taxes from the Company and third party revenue interest owners. The production taxes payable relates to ad valorem taxes collected for production through December 1997 which is not payable until fiscal 1999 or later. The related cash collected from the Company and third party revenue interest owners designated for payment of ad valorem taxes is reflected as a non-current asset.

(6)  INCOME TAXES

     Due primarily to the availability of net operating loss carryovers, the Company had no significant taxable income during the year ended and the nine months ended December 31, 1997 and 1996 and the year ended March 31, 1996.

     A reconciliation between the income tax provision computed at the statutory rate on income before taxes and the income tax provision is as follows:

                                                    Nine Months
                                    Year Ended         Ended         Year Ended
                                    December 31,    December 31,      March 31,
                                        1997            1996            1996
                                    ------------    ------------     ----------
 Federal income tax provision
      at statutory rate             $ 1,858,000      $ 379,000        $(35,000)
 State income taxes                     180,000         37,000          (3,000)
 Reduction in valuation allowance    (1,788,000)      (374,000)              -
 Other                                 (250,000)       (42,000)              -
 Valuation allowance                          -              -          38,000
                                    -----------      ---------        --------
                                    $         -      $       -        $      -
                                    -----------      ---------        --------
                                    -----------      ---------        --------

     The Company recorded a valuation allowance at December 31, 1996 and March 31, 1996 equal to the excess of deferred tax assets over deferred tax liabilities as it was unable to determine that these tax benefits are more likely than not to be realized. As of December 31, 1997, the Company did not record a valuation allowance since management was able to determine that it was more likely than not that the deferred tax asset would be realized.

     The components of the net deferred tax assets and liabilities are shown below:

                                                           December 31,
                                                ------------------------------
                                                     1997              1996
                                                ------------       -----------
 Net operating loss carryforward                $ 11,221,000       $ 9,556,000
 Other                                               501,000           502,000
                                                ------------       -----------
 Total gross deferred tax assets                  11,722,000        10,058,000
 Valuation allowance                                      --        (1,788,000)
                                                ------------       -----------
 Net deferred tax asset                           11,722,000         8,270,000
 Deferred tax liability - depreciation,
      depletion and amortization                 (11,738,000)       (8,270,000)
                                                ------------       -----------
 Net deferred taxes                             $    (16,000)       $        -
                                                ------------       -----------
                                                ------------       -----------

     As of December 31, 1997, the Company has net operating loss carryforwards for tax purposes of approximately $30 million which expire beginning in 2003.

EVERGREEN RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR AND NINE ENDED DECEMBER 31, 1997 AND 1996 AND YEAR ENDED MARCH 31, 1996

(7)  REDEEMABLE PREFERRED STOCK

     Effective November 1, 1997, all of the Company's outstanding 8% Convertible Preferred Stock, $1.00 per value, ("Preferred") was converted into 905,660 shares of common stock. Under the terms of the Preferred Stock Agreement, the Company had the right to convert all of the preferred stock into common stock provided the common stock closing price was not less than $16 per share for 30 consecutive days. The closing price of the Company's common stock as reported by NASDAQ was above $16 per share for the 30 consecutive days ending November 1, 1997.

     As of December 1, 1996, 1,500,000 shares of the Preferred were converted to 230,770 shares of common stock and 250,000 five-year stock purchase warrants. 100,000 of the warrants are exercisable at $7.80 per share and 150,000 are exercisable at $7.00 per share.

     Cumulative annual cash dividends of 8% were payable quarterly. During the year and nine months ended December 31, 1997 and 1996, and the year ended March 31, 1996, the Company paid $400,000, $440,000 and $504,620 in dividends.

(8)  STOCKHOLDERS' EQUITY

Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

                                                        Nine Months
                                          Year Ended       Ended       Year Ended
                                          December 31,  December 31,   March 31,
                                              1997          1996         1996
                                         ------------  ------------- -----------
 Numerator:
      Net income (loss)                  $ 5,464,075   $ 1,114,935   $ (102,197)
      Preferred stock dividends             (400,000)     (440,000)    (504,620)
                                         -----------   -----------   ----------
      Numerator for basic earnings
        per share - income (loss)
        available to common
        stockholders                       5,064,075       674,935     (606,817)
      Effect of dilutive securities:
           Preferred stock dividends         400,000            --           --
                                         -----------   -----------   ----------
      Numerator for dilutive earnings
           per share - income (loss)
           available to common
           stockholders after assumed
           conversions                     5,464,075       674,935     (606,817)
                                         -----------   -----------   ----------
 Denominator:
      Denominator for basic earnings
        per share - weighted average
        shares                             9,574,889     7,043,141    5,800,036
      Effect of dilutive securities:
           Employee stock warrants           335,032        46,133           --
           8% Convertible preferred
           stock                             754,717            --           --
                                         -----------   -----------   ----------
      Dilutive potential common shares     1,089,749        46,133           --
                                         -----------   -----------   ----------
      Denominator for diluted
        earnings per share - adjusted
        weighted average shares and
        assumed conversions               10,664,638     7,089,274    5,800,036
                                         -----------   -----------   ----------
                                         -----------   -----------   ----------
 Basic earnings (loss) per share         $       .53    $      .10   $     (.10)
                                         -----------   -----------   ----------
                                         -----------   -----------   ----------
 Diluted earnings (loss) per share       $       .51    $      .10   $     (.10)
                                         -----------   -----------   ----------
                                         -----------   -----------   ----------

EVERGREEN RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR AND NINE ENDED DECEMBER 31, 1997 AND 1996 AND YEAR ENDED MARCH 31, 1996


     For the nine months ended December 31, 1996 and the year ended March 31, 1996, common stock equivalents of 1,136,430 and 921,030, were not included in the computation of diluted earnings per share because their effect was antidilutive. For the year ended December 31, 1997, all common stock equivalents were included in the computation of diluted earnings per share.

     On October 28, 1996, the Company completed a public offering of its common shares, whereby it sold 2,000,000 shares at $5.75 per share. Proceeds, net of underwriters' commissions and their expenses of $1,253,220, were $10,246,780.

     During the year and nine months ended December 31, 1997 and 1996 and the year ended March 31, 1996, the Company issued common stock valued at $239,900, $86,400 and $117,390 as a bonus to certain employees.

     During the year ended December 31, 1997, pursuant to the exercise of stock purchase warrants, 30,900 shares of common stock were issued at $3.63, in exchange for 7,677 shares of common stock currently issued and outstanding at various market values. In addition, 58,446 shares of common stock were issued under terms of warrants previously granted, resulting in proceeds to the Company of $367,300.

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

(9)  STOCK OPTIONS

     In May 1997, the Board of Directors adopted an Initial Stock Option Plan (the 'Plan'), subject to shareholder approval, whereby employees may be granted incentive options to purchase up to 500,000 shares of the common stock of the Company. The exercise price of incentive options must be equal to at least the fair market value of the common stock as of the date of grant. Subsequent to year end, the Company granted 200,000 options under the plan.

     Under the terms of its Key Employee Equity Plan, options and/or warrants are granted to key employees at not less than the market price of the Company's common stock on the date of grant. During the year ended December 31, 1997, the Company granted 145,000 warrants at exercise prices ranging from $8.75 to $9.88. During the nine months ended December 31, 1996, the Company granted 405,001 warrants to officers and directors at exercise prices ranging from $5.75 to $7.00. In connection with the 1996 public offering, the Company issued 200,000 warrants to the underwriters at an exercise price of $6.90 per share. The presently outstanding warrants expire in 1998 to 2002.

EVERGREEN RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR AND NINE MONTHS ENDED DECEMBER 31, 1997
AND 1996 AND YEAR ENDED MARY 31, 1996

                                   December 31,           December 31,             March 31,
                                       1997                   1996                   1996
                              ---------------------  ---------------------  ---------------------
                                           Weighted               Weighted               Weighted
                                            Average                Average                Average
                                           Exercise               Exercise               Exercise
                                Shares       Price     Shares       Price     Shares       Price
                              ---------    --------  ---------    --------   --------    --------
Outstanding,
  Beginning of year           1,182,301     $6.53      327,300     $7.47      497,300     $5.70
  Granted                       145,000      8.83      855,001      7.06       20,000      4.25
  Exercised                     (99,715)     4.81           -         -      (190,000)     2.50
  Expired                      (135,000)     8.75           -         -            -         -
                              ---------     -----    ---------     -----     --------     -----
Outstanding,
 end of year                  1,092,586     $7.41    1,182,301     $7.21      327,300     $7.47
                              ---------     -----    ---------     -----     --------     -----
Options and warrants
 exercisable, end of year       956,086     $7.47      947,800     $7.21      327,300     $7.47
                              ---------     -----    ---------     -----     --------     -----
Weighted average fair
 value of options and
 warrants granted
 during the year              $    3.35              $    1.51
                              ---------              ---------
                              ---------              ---------

     SFAS No. 123, "Accounting for Stock-Based Compensation", require the Company to provide pro forma information regarding net income and net income per share as if compensation costs for the Company's stock option plans and other stock awards had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The Company estimated the fair value of each stock award at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the nine months ended December 31, 1996: dividend yield of 0 percent for all years; expected volatility of 9 percent; risk-free interest rate of 6.6 percent; and expected lives of five years for the warrants. The assumptions used for grants in the year ended December 31, 1997: dividend yield at 0 percent; expected volatility of approximately 6 percent; risk free interest rate of 6 percent; and expected lives of between two and five years for the warrants.

     Under the accounting provisions for SFAS No. 123, the Company's net income and net income per share would have been adjusted to the following pro forma amounts:

                                                        Nine Months
                                         Year Ended        Ended         Year Ended
                                        December 31,    December 31,      March 31,
                                            1997           1996             1996
                                        -------------------------------------------
     Net income (loss)
       Basic
         As reported                     $5,064,075       $674,935       $(606,817)
         Pro forma                        4,430,445        597,935        (606,817)
       Diluted
         As reported                     $5,464,075       $674,935       $(606,817)
         Pro forma                        4,830,445        597,935        (606,817)
     Net income (loss) per share
       Basic
         As reported                          $0.53           $.10           $(.10)
         Pro forma                             0.46            .08            (.10)
       Diluted
         As reported                          $0.51           $.10           $(.10)
         Pro forma                             0.45            .08            (.10)

EVERGREEN RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR AND NINE MONTHS ENDED DECEMBER 31, 1997
AND 1996 AND YEAR ENDED MARY 31, 1996

The following table summarizes information about stock options outstanding at December 31, 1997:

                                           Outstanding                                   Exercisable
-----------------     --------------------------------------------------------  --------------------------------
                          Number        Weighted Average          Weighted          Number         Weighted
Range of Exercise     Outstanding at  Remaining Contractual   Average Exercise  Exercisable at  Average Exercise
      Prices             12/31/97             Life                 Price           12/31/97         Price
-----------------     --------------------------------------------------------  --------------------------------
   $4.25 - 5.75             30,000            3.15                 $4.75            30,000          $4.75
    6.90                   200,000            3.81                  6.90           200,000           6.90
    7.00                   545,000            4.16                  7.00           408,500           7.00
    7.80                    94,586            3.92                  7.80            94,586           7.80
    8.75                   135,000            1.08                  8.75           135,000           8.75
   $9.50 - 9.88             88,000            0.97                  9.54            88,000           9.54
   ------------          -----------------------------------------------           ----------------------
   $4.25 - 9.88          1,092,586            2.52                 $7.41           956,086          $7.47

(10) MAJOR CUSTOMERS

     During the year and nine months ended December 31, 1997 and 1996 and the year ended March 31, 1996, the Company made sales to unrelated entities which individually comprised greater than 10% of total oil and gas sales. The following is a table summarizing the percentage provided by each customer:

 Customer                                   A     B     C    D    E    F     G
-------------------------------------------------------------------------------
 Year ended December 31, 1997              48%    -%   17%  17%   -%   -%    -%
 Nine months ended December 31, 1996       59    12    12    -    -    -     -
 Year ended March 31, 1996                  -     -     -    -   41   11    25

(11) SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

     Cash paid during the year ended and nine months ended December 31, 1997 and 1996, and the year ended March 31, 1996, for interest were approximately $817,000, $193,000, and $37,000. During the year ended December 31, 1997, approximately $40,000 of interest paid was capitalized. During the year and nine months ended December 31, 1997 and 1996, the Company incurred capital lease obligations of $3,900,000 and $841,000 in connection with a master lease agreement to acquire equipment. Included in accounts payable at December 31, 1997 and 1996 is approximately $1,095,700 and $2,251,000 for drilling and completion and gas gathering construction costs.

     See Notes 2, 7, 8 and 9 for additional noncash transactions at December 31, 1997 and 1996, and at March 31, 1996.

(12) COMMITMENTS AND CONTINGENCIES

     In August 1997, the Company entered into an agreement with Colorado Interstate Gas ('CIG') pursuant to which CIG will construct a new, 115-mile, 16-inch pipeline (the 'Campo Lateral'). This agreement has a term of 15 years and entitles the Company to firm transportation of its Raton Basin gas from the field to the CIG interconnection with other interstate pipelines in Texas. The Company has committed to transport natural gas from the Raton Basin through CIG's pipelines commencing on or about August 1998. The initial commitment is 25 MMcf per day, increasing every six months to a maximum of 41 MMcf per day 18 months after commencement. Subject to available capacity in the pipeline, the Company has the first right to increase its volumes up to 100 MMcf per day.

     In November 1996, Evergreen entered into an agreement with CIG which provided firm transportation for 10 MMcf per day of the Company's Raton Basin gas from the field to the CIG

EVERGREEN RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR AND NINE MONTHS ENDED DECEMBER 31, 1997
AND 1996 AND YEAR ENDED MARY 31, 1996

interconnection with other interstate pipelines in Texas. Beginning November 1, 1997, the Company obtained the right to firm transportation for an additional 10 MMcf per day (reserving total firm transportation of up to 20 Mmcf per day). These transportation agreements will terminate on the in-service date of the Campo Lateral.

     Under terms of the transportation agreements, the Company has committed to pay the following transportation reservation charges with CIG to provide firm transportation capacity rights:

                                           Reservation
              Year ending December 31        Charges
              -----------------------      -----------
                      1998                 $ 1,665,000
                      1999                   3,236,000
                      2000                   4,198,000
                      2001                   4,303,000
                      2002                   4,303,000
                   Thereafter               45,899,000
                                           -----------
                                           $63,604,000
                                           -----------
                                           -----------

     The Company leases its primary office space for approximately $12,800 a month under a lease expiring in March 1998. Rental expense, net of sublease income, was approximately $138,000, $99,900, and $143,000, for the year and nine months ended December 31, 1997 and 1996 and the year ended March 31, 1996. Subsequent to year end, the Company entered into a new ten year office lease commencing on May 1, 1998 for approximately $267,500 per year.

     On January 19, 1998, the Company submitted an application to the Internal Revenue Service to terminate the Employee Stock Ownership Plan ("ESOP"). For the nine months ended December 31, 1996 and the year ended March 31, 1996, the Company contributed $28,000 and $20,000 to the plan. There were no contributions to the plan for the year ended December 31, 1997.

     Effective January 1, 1997 the Company implemented a 401(k) plan (the "Plan") for all eligible employees. The Company provides a matching contribution up to a certain percentage of the employees contributions. The Plan also provides for a profit sharing contribution determined at the discretion of the Company. The total matching contributions and profit sharing contribution for the year ended December 31, 1997 was approximately $134,000.

     In August 1992, the Company entered into a series of agreements with El Paso Field Services Company ("El Paso Services") concerning the connection of Evergreen's San Juan Basin wells to El Paso's non-jurisdictional gathering system. Under the terms of certain gas gathering and tie-in agreements, EOC was committed to meeting certain minimum volume levels during the term of the agreement. As of September 30, 1997 and December 31, 1996, the volume levels were below the required minimums and EOC accrued approximately $2,431,000 and $2,231,000 for this shortfall, which was included with long-term liabilities. The Company's cumulative delivery shortfall through September 30, 1997 was approximately 12.1 million MMbtu. Effective October 1, 1997, the Company sold all of its San Juan Basin properties for $580,000 along with the assumption of EOC's volume commitment to El Paso Services. As of October 1, 1997, the Company eliminated the obligation to El Paso Services.

     The Company is a guarantor of a line of credit and a capital lease for Maverick for an aggregate amount of $2.5 million. The guaranteed obligations amounted to $1.1 million at December 31, 1997.

     In connection with the Chilean oil and gas exploration contract, the Company will be required to spend approximately $300,000 for geologic mapping, aeromagnetic and gravity surveys during 1998 and

EVERGREEN RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR AND NINE MONTHS ENDED DECEMBER 31, 1997
AND 1996 AND YEAR ENDED MARY 31, 1996

approximately $1,500,000 for a seismic program during the years 1999 and 2000. In connection with the 1998 commitment, the Company has issued letters of credit totaling $300,000 which expire in June 1998.

     The following is a summary of the Company's outstanding natural gas fixed price hedge as of December 31, 1997.

            Duration                 Volume                Fixed Price
      --------------------      ----------------          -------------
      January - March 1998      21,500 MMBTU/day          $2.04 - $2.17
      April - October 1998      21,500 MMBTU/day          $1.73 - $2.17

     Subsequent to December 31, 1997, the Company entered into the following additional natural gas hedges.

            Duration                 Volume                Fixed Price
      --------------------      ----------------          -------------
      April - October 1998      5,000 MMBTU/day               $1.80

(13) OTHER INCOME

     In September 1995, the Company sold its interest in ANGI Limited for $580,000 which resulted in a gain of approximately $525,000. This amount was included in "Other Income" in the accompanying Consolidated Statements of Operations.

(14) SHAREHOLDER RIGHTS PLAN

     On July 7, 1997, the Board of Directors adopted a Shareholder Rights Plan ("Rights Plan"), pursuant to which stock purchase rights were distributed as a dividend to its common stockholders at a rate of one Right for each share of common stock held of record as of July 22, 1997.

     The Rights Plan is designed to enhance the Board's ability to prevent an acquirer from depriving stockholders of the long-term value of their investment and to protect shareholders against attempts to acquire the Company by means of unfair or abusive takeover tactics that have been prevalent in many unsolicited takeover attempts.

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

     In the event that a person or group acquires 20% or more of the Company's common stock, the Rights would then be modified to represent the right to receive for the exercise price Company common stock having a value worth twice the exercise price.

     In the event that the Company is involved in a merger or other business combination at any time after a person or group has acquired 20% or more of the Company's common stock, the Rights will be modified as to entitle a holder to buy a number of shares of common stock of the acquiring entity having a market value of twice the exercise price of each right.

     All Rights held or acquired by a person or group holding 20% or more of the Company's shares are void. The Rights are not triggered by continued stock ownership of the Company's existing 20% shareholders, unless these Shareholders increase their holdings in the Company above 30%.

EVERGREEN RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR AND NINE MONTHS ENDED DECEMBER 31, 1997
AND 1996 AND YEAR ENDED MARCH 31, 1996

(15) SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED)

     COSTS INCURRED IN OIL AND GAS EXPLORATION AND DEVELOPMENT ACTIVITIES

     The Company's oil and gas activities are conducted in the United States and the United Kingdom. The following costs were incurred in oil and gas acquisition, exploration, development, gas gathering and producing activities at:

                                 United      United
                                 States      Kingdom        Total
                              -----------    --------    -----------
     DECEMBER 31, 1997
     Development              $10,193,600    $           $10,193,600
     Gas gathering              9,914,800           -      9,914,800
     Exploration                  736,800     384,800      1,121,600

     DECEMBER 31, 1996
     Acquisition costs:
       Proved                 $ 7,215,400    $           $ 7,215,400
       Unproved                  600, 000           -        600,000
       Gas gathering            3,484,600           -      3,484,600
     Development                4,229,900                  4,229,900
     Gas gathering              5,452,400           -      5,452,400
     Exploration                        -      96,000         96,000

     MARCH 31, 1996
     Development              $ 3,476,700    $           $ 3,476,700
     Gas gathering                223,000           -        223,000
     Exploration                  155,000     516,700        671,500

     Aggregate capitalized costs and related accumulated depreciation, depletion and amortization relating to oil and gas producing activities are as follows:

                                    United         United
                                    States         Kingdom         Total
                                ------------     ----------     ------------
     DECEMBER 31, 1997
     Proved properties          $ 58,937,182     $        -     $ 58,937,182
     Unproved properties           1,823,415      7,877,423        9,700,838
                                ------------     ----------     ------------
                                  60,760,597      7,877,423       68,638,020

     Accumulated depletion,
      depreciation
      and amortization           (13,668,286)             -      (13,668,286)
                                ------------     ----------     ------------
     Net capitalized costs      $ 47,092,311     $7,877,423     $ 54,969,734
                                ------------     ----------     ------------
                                ------------     ----------     ------------
     DECEMBER 31, 1996
     Proved properties          $ 49,323,572     $        -     $ 49,323,572
     Unproved properties           1,086,629      7,492,591        8,579,220
                                ------------     ----------     ------------
                                  50,410,201      7,492,591       57,902,792

     Accumulated depletion,
      depreciation and
      amortization               (11,867,582)             -      (11,867,582)
                                ------------     ----------     ------------
     Net capitalized costs      $ 38,542,619     $7,492,591     $ 46,035,210
                                ------------     ----------     ------------
                                ------------     ----------     ------------

EVERGREEN RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR AND NINE MONTHS ENDED DECEMBER 31, 1997
AND 1996 AND YEAR ENDED MARCH 31, 1996

     Oil and gas property costs of $9,700,800 were not being amortized at December 31, 1997. These costs consisted of $7,877,400 related to the U.K. and $1,823,400 related to domestic properties. The Company will classify the unevaluated costs for the U.K. as evaluated costs when future development of the Current Licenses determines the viability of the underlying reserves. The Company anticipates that substantially all of the unevaluated costs related to domestic properties will be classified as evaluated costs within the next three years.

     The Company is in the process of developing properties in the United Kingdom ("U.K.") and is unable to prepare reserve information in this area. In 1997, under a new onshore licensing regime implemented by the U.K. Department of Trade and Industry, Evergreen converted its Original Licenses to new onshore Licenses, called Petroleum Exploration and Development Licenses (the "Current Licenses"). In connection with such conversion, the Company relinquished rights to approximately 259,000 acres, which were not considered highly prospective for coalbed methane development. Under the Current Licenses, the Company retains approximately 371,000 acres, which were high-graded for coalbed methane and conventional hydrocarbon potential. The Current Licenses provide up to a 30 year term with optional periodic relinquishment of portions of the license, subject to future development plans. There are no royalties or burdens encumbering these Current Licenses. Work commitments for acreage retained will include remote sensing studies, additional seismic studies and the drilling of three wells, one per year beginning in 1999. Work commitments on the Current Licenses have been fulfilled through 1997 as a result of ERI's prior U.K. activity. The Company is in the process of developing a new seismic program to identify a new five well drilling project. The drilling project is scheduled for late 1998 or first quarter of 1999.

     Results of operations from United States production activities for the year and nine months ended December 31, 1997 and 1996 and the year ended March 31, 1996 are presented in accordance with Financial Accounting Standards No. 69, "Disclosures About Oil and Gas Activities," which excludes consideration of general and administrative, and interest expense. There was no production activity in the United Kingdom.

                                                       Nine Months
                                        Year Ended        Ended        Year Ended
                                       December 31,    December 31,     March 31,
                                           1997            1996           1996
                                       -----------     ------------    ----------
     Oil and gas sales                 $12,137,869      $3,502,385     $1,392,695
                                       -----------      ----------     ----------
     Lease operating  expense            2,007,388         700,875        656,899
     Depreciation and depletion          2,793,946         965,794        589,936
     Gas gathering costs                   112,358         110,363        218,644
                                       -----------      ----------     ----------
                                         4,913,692       1,777,032      1,465,479
                                       -----------      ----------     ----------
     Results of operations
      from producing activities        $ 7,224,177      $1,725,353     $   72,784
                                       -----------      ----------     ----------
                                       -----------      ----------     ----------
     Depreciation, depletion and
      amortization per equivalent MCF         $.44            $.46           $.59
                                       -----------      ----------     ----------
                                       -----------      ----------     ----------

EVERGREEN RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR AND NINE MONTHS ENDED DECEMBER 31, 1997
AND 1996 AND YEAR ENDED MARCH 31, 1996

OIL AND GAS RESERVES (UNAUDITED)

     The estimates of the Company's proved reserves and related future net cash flows that are presented in the following tables are based upon estimates made by independent petroleum engineering consultants for the United States only.

     The Company's reserve information was prepared as of December 31, 1997 and 1996 and March 31, 1996. The Company cautions that there are many inherent uncertainties in estimating proved reserve quantities, projecting future production rates, and timing of development expenditures. Accordingly, these estimates are likely to change as future information becomes available. Proved oil and gas reserves are the estimated quantities of crude oil, condensate, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are those reserves expected to be recovered through existing wells, with existing equipment and operating methods.

     Estimated quantities of proved reserves and proved developed reserves of crude oil and natural gas (all of which are located within the United States), as well as the changes in proved reserves, are as follows:

                                               Natural Gas        Oil
     Proved Reserves                              (Mcf)          (Bbls)
     ---------------                           -----------      --------
     At April 1, 1995                           57,882,000       842,900
       Revisions of previous estimates          (3,482,000)            -
       Extensions and discoveries               31,163,500             -
       Sales                                    (3,696,300)     (828,400)
       Production                                 (941,200)       (9,700)
                                               -----------      --------

     At March 31, 1996                          80,926,000         4,800
       Revisions of previous estimates           4,625,400        (2,200)
       Extensions and discoveries               30,109,100             -
       Purchases of reserves                    37,163,600             -
       Production                               (2,104,400)            -
                                               -----------      --------

     At December 31, 1996                      150,719,700         2,600
       Revisions of previous estimates          (3,987,900)            -
       Extensions and discoveries               89,720,600             -
       Sales of reserves                        (5,637,100)       (2,600)
       Production                               (6,401,500)            -
                                               -----------      --------
     At December 31, 1997                      224,413,800             -
                                               -----------      --------
                                               -----------      --------
     Proved Developed Reserves as of:
     --------------------------------
     March 31, 1996                             41,359,700         4,800
     December 31, 1996                          88,751,500         2,600
     December 31, 1997                         143,553,500             -

EVERGREEN RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR AND NINE MONTHS ENDED DECEMBER 31, 1997
AND 1996 AND YEAR ENDED MARCH 31, 1996

     The following table sets forth a standardized measure of the estimated discounted future net cash flows attributable to the Company's proved oil and gas reserves. Gas prices have fluctuated widely in recent years. The calculated weighted average sales prices utilized for the purposes of estimating the Company's proved reserves and future net revenues were $1.87 per mcf of gas at December 31, 1997, $1.61 per Mcf of gas at December 31, 1996 and $1.50 per Mcf of gas at March 31, 1996. The future production and development costs represent the estimated future expenditures to be incurred in developing and producing the proved reserves, assuming continuation of existing economic conditions. Future income tax expense was computed by applying statutory income tax rates to the difference between pretax net cash flows relating to the Company's proved oil and gas reserves and the tax basis of proved oil and gas properties and available operating loss and excess statutory depletion carryovers.

                                                                   Nine Months
                                                    Year Ended        Ended         Year Ended
                                                   December 31,    December 31,      March 31,
                                                       1997            1996            1996
                                                  -------------    ------------    ------------
 Future cash inflows                              $ 418,531,800    $242,761,200    $121,049,400
   Future Production costs                          (55,331,800)    (58,542,800)    (30,640,700)
   Future Development costs                         (17,790,000)    (11,790,300)     (7,389,400)
   Future income taxes                              (90,128,100)    (34,865,300)    (13,789,400)
                                                  -------------    ------------    ------------
 Future net cash flows                              255,281,900     137,562,800      69,229,900
 10% discount to reflect timing of cash flows      (137,529,000)    (81,319,200)    (44,076,600)
                                                  -------------    ------------    ------------
 Standardized measure of discounted future
  net cash flows                                  $ 117,752,900    $ 56,243,600    $ 25,153,300
                                                  -------------    ------------    ------------
                                                  -------------    ------------    ------------

     The following summarizes the principal factors comprising the changes in the standardized measure of discounted future net cash flows for the year and nine months ended December 31, 1997 and 1996 and the year ended March 31, 1996.

                                                                   Nine Months
                                                    Year Ended        Ended         Year Ended
                                                   December 31,    December 31,      March 31,
                                                       1997            1996            1996
                                                  -------------    ------------    ------------
 Standardized measure, beginning of
  period                                          $ 56,243,600      $25,153,300    $23,312,300
 Sales of oil and gas, net of production
  costs                                            (10,018,100)      (2,691,200)      (517,100)
 Extensions and discoveries                         52,587,400       10,546,000     10,500,400
 Net change in sales prices, net of
  production costs                                  30,171,200        4,434,700      2,866,900
 Purchase of reserves                                        -       20,122,700              -
 Sale of reserves                                   (2,150,300)               -     (5,542,300)
 Revisions of quantity estimates                    (3,131,000)       2,478,000     (1,567,000)
 Accretion of discount                               7,049,900        3,016,300      1,664,300
 Net change in income taxes                        (27,318,000)      (9,244,800)    (5,010,100)
 Changes in future development costs                 8,596,100        4,212,800      2,293,900
 Changes in rates of production and other            5,722,100       (1,784,200)    (2,848,000)
                                                  ------------      -----------    -----------
 Standardized measure, end of period              $117,752,900      $56,243,600    $25,153,300
                                                  ------------      -----------    -----------
                                                  ------------      -----------    -----------