Form 10-Q
period 1998-03-31
EVERGREEN RESOURCES INC
filed 1998-05-15
CIK 353943

                       Securities and Exchange Commission
                             Washington, DC 20549

                       ----------------------------------


                                   FORM 10-Q
                                Quarterly Report



                     Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


                      FOR THE QUARTER ENDED MARCH 31, 1998
                         Commission File Number 0-10077


                            EVERGREEN RESOURCES, INC.
             (Exact Name of Registrant as Specified in its Charter)


                COLORADO                                 84-0834147
      (State or Other Jurisdiction             (I.R.S. Employer Identification
    of Incorporation or Organization)                      Number)


       1401 17TH STREET SUITE 1200
            DENVER, COLORADO                                80202
     (Address of Principal Executive                     (Zip Code)
                Offices)


                                 (303) 298-8100
                         (Registrant's Telephone Number,
                              Including Area Code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  X   Yes                          No
                 ---                          ---

Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest date.

                  CLASS                        OUTSTANDING AT MAY 7, 1998
       Common Stock, No Par Value                  10,464,726

                            EVERGREEN RESOURCES, INC.
                                     INDEX


                                                                   Page
                                                                  Number
                                                                  ------

PART I.   FINANCIAL INFORMATION

   Consolidated Balance Sheets as of March 31, 1998
     and December 31, 1997.....................................       3

   Consolidated Statements of Income for the Three
     Months Ended March 31, 1998 and 1997......................       4

   Consolidated Statements of Cash Flows for the Three Months
     Ended March 31, 1998 and 1997.............................       5

   Notes to Consolidated Financial Statements..................       6

   Management's Discussion and Analysis of Financial
     Condition and Results of Operations.......................  7 - 11


PART II.   OTHER INFORMATION...................................      12

                           EVERGREEN RESOURCES, INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                  ASSETS
                  ------
                                                                March 31, 1998   December 31, 1997
                                                                --------------   -----------------
CURRENT:
   Cash and cash equivalents                                      $ 2,493,891      $ 2,103,168
   Accounts receivable:
      Oil and gas sales                                             2,853,234        2,298,861
      Joint interest billings and other                             1,158,156        1,311,587
   Other current assets                                               388,172          321,764
                                                                  -----------      -----------
      TOTAL CURRENT ASSETS                                          6,893,453        6,035,380
                                                                  -----------      -----------

PROPERTY AND EQUIPMENT:
   Proved oil and gas properties, based on full-cost accounting    61,009,591       58,937,182
   Unevaluated properties not subject to amortization              10,721,130        9,700,838
   Gas gathering equipment                                         24,908,483       21,635,598
   Support equipment                                                2,213,009        1,851,966
                                                                  -----------      -----------
                                                                   98,852,213       92,125,584
   Less accumulated depreciation, depletion and amortization       16,200,360       15,361,174
                                                                  -----------      -----------
      NET PROPERTY AND EQUIPMENT                                   82,651,853       76,764,410
                                                                  -----------      -----------
DESIGNATED CASH                                                     2,426,319        2,142,883
OTHER ASSETS                                                        2,405,682        2,362,829
                                                                  -----------      -----------
                                                                  $94,377,307      $87,305,502
                                                                  -----------      -----------
                                                                  -----------      -----------


   LIABILITIES AND STOCKHOLDERS' EQUITY
   ------------------------------------

CURRENT LIABILITIES:
   Accounts payable                                               $ 1,000,445      $ 1,645,467
   Amounts payable to oil and gas property owners                   2,603,430        2,968,827
   Accrued expenses and other                                         730,043          494,252
   Current portion - capital leases                                 1,083,794        1,061,090
                                                                  -----------      -----------
      TOTAL CURRENT LIABILITIES                                     5,417,712        6,169,636

   Production taxes payable                                         2,426,319        2,142,883
   Notes payable                                                   15,249,000       10,812,000
   Obligations under capital leases                                 3,749,259        4,028,872
   Deferred income tax liability                                      877,000               --
                                                                  -----------      -----------
      TOTAL LIABILITIES                                            27,719,290       23,153,391
                                                                  -----------      -----------

COMMON STOCKHOLDERS' EQUITY:
   Common stock, shares issued and outstanding,
      10,455,371 and 10,395,266                                       104,554          103,953
   Additional paid-in capital                                      68,991,692       67,948,743
   Accumulated deficit                                             (2,734,793)      (4,134,705)
   Foreign currency translation adjustment                            296,564          234,120
                                                                  -----------      -----------
      TOTAL STOCKHOLDERS' EQUITY                                   66,658,017       64,152,111
                                                                  -----------      -----------
                                                                  $94,377,307      $87,305,502
                                                                  -----------      -----------
                                                                  -----------      -----------

See accompanying notes to consolidated financial statements

                            EVERGREEN RESOURCES, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                Three Months Ended March 31,
                                                ----------------------------
                                                    1998              1997
                                                    ----              ----
REVENUES:
   Natural gas revenues                        $ 4,312,415       $ 2,437,701
   Oil and gas services                            217,887           181,771
   Equity in earnings of investment                100,390                --
   Interest                                         44,900            40,489
                                               -----------       -----------

TOTAL REVENUES                                   4,675,592         2,659,961
                                               -----------       -----------
EXPENSES:
   Lease operating expenses                        554,357           405,003
   Cost of oil and gas services                    217,888           187,105
   Depreciation, depletion and amortization        842,834           586,709
   General and administrative expenses             401,578           292,916
   Interest expense                                343,873           105,936
   Other expense                                    38,150            42,058
                                               -----------       -----------
TOTAL EXPENSES                                   2,398,680         1,619,727
                                               -----------       -----------

NET INCOME BEFORE INCOME TAXES                   2,276,912         1,040,234

Income tax provision - deferred                    877,000                --
                                               -----------       -----------

NET INCOME                                       1,399,912         1,040,234

Preferred stock dividends                               --           120,000
                                               -----------       -----------

NET INCOME ATTRIBUTABLE TO COMMON STOCK        $ 1,399,912         $ 920,234
                                               -----------       -----------
                                               -----------       -----------
NET INCOME PER SHARE OF COMMON STOCK
    Basic                                            $ .13             $ .10
                                               -----------       -----------
    Diluted                                          $ .12             $ .09
                                               -----------       -----------

See accompanying notes to consolidated financial statements.

                           EVERGREEN RESOURCES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                            Three Months Ended March 31,
                                                                         ----------------------------------
                                                                             1998                   1997
                                                                         -----------            -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                              $1,399,912            $ 1,040,234
  Adjustments to reconcile net income to
    cash provided by operating activities:
    Depreciation, depletion and amortization                                 891,018                586,709
    Deferred income taxes                                                    877,000                     --
    Equity in earnings of investment                                       (100,390)                     --
    Other                                                                     88,638                 22,080
    Changes in operating assets and liabilities:
       Accounts receivable                                                  (400,734)              (170,686)
       Other current assets                                                  (91,912)                38,798
       Accounts payable                                                      450,466               (256,423)
       Accrued expenses                                                      235,791                 94,867
                                                                         -----------            -----------

    NET CASH  PROVIDED BY  OPERATING ACTIVITIES                            3,349,789              1,355,579
                                                                         -----------            -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Investment in property and equipment                               (7,146,861)            (5,073,356)
       Designated cash                                                      (283,436)              (297,965)
       Change in production taxes payable                                    283,436                297,965
       Increase in other assets                                              (11,061)                (6,947)
                                                                         -----------            -----------

         NET CASH USED BY INVESTING ACTIVITIES                            (7,157,922)            (5,080,303)
                                                                         -----------            -----------

    CASH FLOWS FROM FINANCING ACTIVITIES:
       Net proceeds from notes payable and long-term debt                  4,437,000              2,077,120
       Proceeds from sale of common stock                                    374,784                     --
       Principal payments on capital lease obligations                      (256,909)              (110,825)
       Payment of preferred stock dividends                                       --               (120,000)
       Increase (decrease) in cash held from operating oil and
          gas properties                                                    (365,397)               447,965
                                                                         -----------            -----------
         NET CASH PROVIDED BY FINANCING ACTIVITIES                         4,189,478              2,294,260
                                                                         -----------            -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                        9,378                     --
                                                                         -----------            -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             390,723             (1,430,464)

CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD                         2,103,168              2,640,300
                                                                         -----------            -----------

CASH AND CASH EQUIVALENTS, END OF THE PERIOD                             $ 2,493,891            $ 1,209,836
                                                                         -----------            -----------
                                                                         -----------            -----------

See accompanying notes to consolidated financial statements.

                            EVERGREEN RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF MARCH 31, 1998
                                   (UNAUDITED)


1.    Basis of Presentation

           Evergreen is an independent energy company engaged in the exploration, development and acquisition of oil and gas properties. Evergreen's primary focus is on developing coalbed methane properties located on approximately 129,000 gross acres in the Raton Basin in southern Colorado. The Company also holds exploration licenses on approximately 371,000 acres onshore in the United Kingdom, a net 2% interest in an offshore Falkland Islands exploration license, and an oil and gas exploration contract on approximately 2.4 million acres in northern Chile. Evergreen operates all of its own producing properties and also acts as operator on a contract basis for properties owned by others.

           The financial statements include the accounts of Evergreen Resources, Inc. ("ERI") and its wholly-owned subsidiaries (the "Company"); Evergreen Operating Corporation ("EOC") and Evergreen Resources (UK) Ltd., Powerbridge, Inc., and Primero Gas Marketing Company ("Primero"). All significant intercompany balances and transactions have been eliminated in consolidation.

           The consolidated financial statements also include the Company's 49% ownership in Maverick Stimulation Company, LLC ("Maverick") and 40% ownership in Argos Evergreen Limited ("AEL"), a Falkland Islands Company which holds a 5% interest in Tranche A in the Falkland Islands Basin. The Company accounts for these investments by the equity method of accounting. All significant intercompany balances and transactions have been eliminated. Maverick provides pressure pumping and other oilfield services to the petroleum industry in the Rocky Mountain region.

           In the opinion of Management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Company's financial position as of March 31, 1998 and the results of its operations and changes in financial position for the three months then ended. All such adjustments are of a normal recurring nature.

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

3.    Earnings per Share

           The following table sets forth the computation of basic and diluted earnings per share:

                                                       Three Months Ended
                                                           March 31,
                                                     -----------------------
                                                        1998          1997
                                                     ----------   ----------
      Numerator:
        Net income                                   $1,399,912    1,040,234
         Preferred stock dividends                           --     (120,000)
                                                     ----------   ----------
        Numerator for basic earnings per share -
         income available to common stockholders      1,399,912      920,234

        Effect of dilutive securities:
           Preferred stock dividends                  1,399,912      120,000
                                                     ----------   ----------
        Numerator for dilutive earnings per share -
           income available to common stockholders
           after assumed conversions                 $1,399,912   $1,040,234
                                                     ----------   ----------
      Denominator:
        Denominator for basic earnings per
          share - weighted average shares            10,425,881    9,392,720
        Effect of dilutive securities:
           Employee stock warrants                      688,713       75,000
           8% Convertible preferred stock                    --      905,660
                                                     ----------   ----------
        Dilutive potential common shares               688,713      980,660
                                                     ----------   ----------
        Denominator for diluted earnings per
           share - adjusted weighted average
           shares and assumed conversions            11,114,594   10,373,380
                                                     ==========   ==========
      Basic earnings per share                            $ .13        $ .10
                                                     ==========   ==========
      Diluted earnings per share                          $ .12        $ .10
                                                     ==========   ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This quarterly report on Form 10-Q, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including statements regarding, among other items,
(i) the Company's growth strategies, (ii) anticipated trends in the Company's business and its future results of operations, and (iii) market conditions in the oil and gas industry. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, many of which are beyond the Company's control, including those described below. Actual results could differ materially from these forward-looking statements as a result of, among other things, a decline in natural gas production, a decline in natural gas prices, incorrect estimations of required capital expenditures, increases in the cost of drilling, completion and gas gathering, an increase in the cost of production and operations, an inability to meet growth projections, and/or changes in general economic conditions. In light of these risks and uncertainties, there can be no assurance that actual results will be as projected in the forward-looking statements.

RECENT DEVELOPMENTS

RATON BASIN

     As of May 7, 1998, Evergreen was producing from 102 gas wells. An additional 14 wells have been drilled and are scheduled to be completed and placed in production in June 1998. Gas production has continued to improve since sales began in January 1995 to a current level of over 30 million cubic feet ("MMcf") per day gross.

     In April 1998, the Federal Energy Regulatory Commission approved Colorado Interstate Gas Company's (CIG) application for the construction of the Campo Lateral. The construction for the Campo Lateral started in early May 1998. The Campo Lateral is a new 115-mile line connecting CIG's Picketwire Lateral near Trinidad, Colorado with its mainline compressor station at Campo, in Baca County, Colorado. The pipeline will initially provide transportation capacity of 100 MMcf of gas per day out of the Raton Basin and is expected to be in service in August, 1998.

     Evergreen believes that the new pipeline will provide transport capacity for gas production from several hundred wells, provide attractive delivery pressures, reduce the Company's transportation rate below maximum tariff rates, and expand the range of customers to which it can market its gas, thereby potentially increasing the prices Evergreen receives for its gas.

     The Company enters into contractual obligations that require future physical delivery to attempt to manage price risk with regard to a portion of its natural gas production. As of May 1, 1998, the Company had entered into contracts to sell amounts equal to substantially all of its current sales of
29.3 MMcf at $1.93 per Mcf for the period May 1, 1998 through October 1998.

LIQUIDITY AND CAPITAL RESOURCES

     Evergreen currently has a $30.0 million revolving line of credit with Hibernia National Bank of New Orleans, Louisiana (the "Bank"), which is available through May 1999. Advances pursuant to this line of credit are limited to the borrowing base, which is presently $30.0 million. Interest accrues at prime (8.5% at March 31, 1998) plus or minus a margin of .25%, with margins determined on the average outstanding borrowings under the line of credit. The borrowing base is redetermined semi-annually by the Bank based upon reserve evaluations of the Company's oil and gas properties.

     Subsequent to year end, the Company entered into a commitment letter with the Bank for a $40.0 million credit facility to extend the maturity date to April 2001 and to reduce the current interest rate. At the Company's election, it may use either the London interbank offered rate ("Libor") plus a margin of 1.38% to 1.75% or the prime rate plus a margin of 0% to .25%, with margins on both rates determined on the average outstanding borrowings under the credit facility. In addition, the Company will have a $10.0 million equipment line of credit for Primero. Payments will be level monthly principal payments, plus interest based on 5 year treasuries plus 2%. The interest rate will be fixed and the principal payments amortized over 5 years at the time of any drawdown. The Company anticipates that the existing capital lease obligations will be paid off with the equipment line.

     The Company has a capital equipment lease with the Bank with interest at prime (8.5% at March 31, 1998) for a term of five years ending through April 2002, with an option to purchase the equipment at nominal amounts at the end of the lease term. The Company primarily leases compressors for the Raton Basin gas gathering system and other related production equipment.

     The Company is a guarantor of a line of credit and a capital lease for Maverick up to $2.5 million. The guaranteed obligations amounted to $1.3 million at March 31, 1998.

     Through the end of 1998, the Company anticipates drilling 50-60 new wells and expanding and upgrading gas gathering facilities in the Raton Basin and also is proceeding with international exploration activities. The Company may expand its drilling program during the last quarter of 1998 if the Campo Lateral pipeline construction is on schedule. Budgeted capital expenditures for 1998 are approximately $20 million. The Company believes that cash flow from operations and available borrowings under its line of credit will be sufficient to fund budgeted 1998 capital expenditures. Oil and gas leases expiring in fiscal 1998 are not material and do not require significant drilling expenditures.

     Cash flows provided by operating activities were $3,349,800 for the three months ended March 31, 1998 as compared to cash flows provided by operating activities of $1,355,600 in the prior year. The significant increase in the cash flows provided by operating activities is due primarily to improved operating results as a result of higher gas production and higher gas prices.

     Cash flows used by investing activities were $ 7,157,900 during the three months ended March 31, 1998 versus $ 5,080,300 during the same period in 1997. The increase was due to the continued development of the Raton Basin including an upgrade of the gas gathering system.

     Cash flows provided by financing activities were $ 4,189,500 during the three months ended March 31, 1998 as compared to cash flows provided by financing activities of $ 2,294,300 in the prior period. The increase was due primarily to increased borrowings to fund the development of the drilling and gathering system in the Raton Basin.

     The Company has conducted a comprehensive review of its computer systems to identify the systems that could be affected by the Year 2000 issue and is developing an implementation plan to resolve the issue. The "Year 2000" problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using `00' as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations. The Company presently believes that the Year 2000 problem will not pose significant operational problems for the Company's computer systems as so modified and converted. However, if such modifications and conversions are not timely completed, the Year 2000 problem may have a material impact on the operations of the Company.

PRODUCTION DATA

     The following table sets forth certain operating data of the Company for the periods presented.

                                                        Three Months Ended
                                                              March 31,
                                                       ------------------------
                                                         1998          1997
                                                       ---------     ----------
     Natural gas production (Mcf)                      2,089,949     1,297,900
     Average realized sales price per Mcf                  $2.06         $1.88

     Cost per Mcfe:
       Lease operating expense                              $.27          $.31
       Depreciation, depletion and amortization              .40           .45
       General and administrative                            .19           .23


RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 1998

     The Company reported net income of $1,399,900 or $0.13 per common share (basic) for the three months ended March 31, 1998, compared to net income of $920,200 or $0.10 per common share for the same period in 1997. The increase in net income during the three months ended March 31, 1998 as compared to the prior year is attributable to higher Raton Basin production volumes and improved natural gas prices.

     Natural gas revenues increased to $4,312,400 during the three months ended March 31, 1998, from $2,437,700 for the same period in the prior year. The significant increase in natural gas revenues for the three month period is due to a combination of the increase in gas production volumes and gas prices. At March 31, 1998 the number of producing Raton Basin wells increased to 96 from 54 producing wells at March 31, 1997 and is the primary factor for the increase in production volumes. The average gas prices increased for the three month period in 1998 as compared to 1997 due to an improvement in the overall market for natural gas.

     Lease operating expenses (LOE) for the three months ended March 31, 1998, were $554,400 compared to $405,000 for the same period in 1997. On an equivalent Mcf basis (Mcfe), LOE declined significantly to $.27 per Mcfe in the three months ended March 31, 1998, as compared to $.31 per Mcfe in the prior year. The decrease in LOE on an Mcfe basis is due to the economies of scale as a result of the increase in producing wells in the Raton Basin.

     Oil and gas service revenues and cost of oil and gas services are attributable to the Company's wholly owned subsidiary EOC, which is primarily responsible for drilling, evaluation and production activities associated with various properties and for negotiating the sales of oil and gas production from the properties. As of May 1998, EOC was serving as operator for approximately 210 producing gas wells owned by the Company and by other unaffiliated third parties.

     Equity in earnings of investment (which refers to the Company's 49% interest in Maverick), was $100,400 for the three months ended March 31, 1998. During the same period in 1997 the Company's share of Maverick profits after intercompany elimination was not material. Equity in earnings of investment is due to the Company's 49% ownership in Maverick, an oil and gas well servicing company. The Company accounts for the investment in Maverick under the equity method of accounting. The increase in Maverick net income is due to the increase in its oil and gas stimulation services for third party entities. Maverick provides certain well stimulation services to the Company and during the three months ended March 31, 1998 such services amounted to $439,800 of which $214,200 was unpaid at March 31, 1998. The Company guaranteed approximately $990,400 of Maverick's outstanding debt at March 31, 1998. The investment in Maverick was $1,102,700 at March 31, 1998.

     Depreciation, depletion and amortization expense for the three months ended March 31, 1998, was $842,800 compared to $586,700 for the same period in 1997. The increase of $256,100 for the three months in 1998 as compared to 1997 is due to the significant increase in gas production in the Raton Basin and the increase in capital costs for drilling and the gas gathering system. In 1998 the cost per Mcfe was $.40 as compared to $.45 in 1997. The decrease in cost per Mcfe in 1998 is due to amortizing capital costs over a larger number of proved reserves.

     General and administrative expenses were $401,600 during the three months ended March 31, 1998 as compared to $292,900 during the same period in 1997. The increase in general and administrative expenses of $108,700 in 1998 as compared to 1997 is due to the expected increase in overall corporate activity. Although the overall expense increased for the three months ended March 31, 1998, the cost per Mcf decreased to $0.19 from the prior year cost per Mcf of $0.23.

     Interest expense for the three months ended March 31, 1998 was $343,900 versus $105,900 during the same period in 1997. The $237,900 increase for the three months over the same period in the prior year is due to increased borrowings under the Company's line of credit to $12.2 million at March 31, 1998 from $1.7 million at March 31, 1997 and an increase in the equipment lease line to $4.8 million at March 31, 1998 from $3.2 million at March 31, 1997 to fund the Raton Basin development.

     Prior to 1998, the Company was not required to record income tax expense, primarily due to the availability of net operating loss carryovers. However, as a result of the recently reported profitability and the significant difference between the book and tax basis of assets the Company estimates that it will be required to provide for deferred income taxes in the statement of operations in 1998 and subsequent years. The Company estimates that it will not be required to pay current income tax in the near future due to the availability of net operating loss carryforwards of approximately $30 million and current deductions for intangible drilling costs. For the three months ended March 31, 1998 the Company recorded a deferred tax provision of $877,000.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

                            PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS.

     Except as provided below, the Company is not engaged in any material pending legal proceedings to which the Company or its subsidiaries is a party or to which any of its property is subject.

     On June 25, 1997, Evergreen Resources, Inc. filed in the Las Animas
County District Court for a declaratory judgment against Amoco Production Company ( "Amoco" ) regarding the sale by Amoco of certain property located in Las Animas County, Colorado. Amoco entered into a Purchase and Sale Agreement with another entity to sell, oil and gas properties which were subject to a preferential purchase right under a Unit Operating Agreement. Evergreen, as a working interest owner in the Unit, tendered its notice to Amoco of its intent to exercise its preferential right to purchase certain properties covered by the Purchase and Sale Agreement. Amoco contends that it did not receive a valid election of the preferential purchase rights from Evergreen. Evergreen sought a declaratory judgment against Amoco declaring that it properly exercised its preferential right of purchase, and that Amoco is obligated to sell the properties covered by that preferential right of purchase to Evergreen. On November 12, 1997, the court granted Evergreen's motion for summary judgment and ruled that Evergreen properly exercised its right of purchase for the subject properties. Amoco has appealed this ruling.

ITEM 2. CHANGES IN SECURITIES.

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5. OTHER INFORMATION.

Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits.

     Not applicable.

(b)  Reports on Form 8-K.

     No reports on Form 8-K were filed during the quarter ended March 31, 1998.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     EVERGREEN RESOURCES, INC.
                                           (Registrant)





DATE:    May 7, 1998                 By:   /s/ Kevin R. Collins
                                        ----------------------------------
                                               Kevin R. Collins
                                               VP - Finance
                                               Chief Financial Officer