Form 10-Q
period 1998-06-30
EVERGREEN RESOURCES INC
filed 1998-08-10
CIK 353943

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549
                                   FORM 10-Q



/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended JUNE 30, 1998

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

     For the transition period from               to
                                    -------------    ------------

     Commission file number 0-10077


                            EVERGREEN RESOURCES, INC.
             (Exact name of registrant as specified in its charter)


               COLORADO                                84-0834147
    ---------------------------------       -------------------------------
      (State or Other Jurisdiction          (I.R.S. Employer Identification
    of Incorporation or Organization)                    Number)


       1401 17TH STREET SUITE 1200
            DENVER, COLORADO                                80202
     -------------------------------                      ----------
     (Address of Principal Executive                      (Zip Code)
                Offices)


Registrant's Telephone Number, Including Area Code (303) 298-8100


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

As of August 7, 1998, 10,509,677 shares of the Registrant's Common Stock, no par value, were outstanding.

                         EVERGREEN RESOURCES, INC.
                                   INDEX

                                                                                   Page
                                                                                 Number
                                                                                 -------
PART I.   FINANCIAL INFORMATION

      Consolidated Balance Sheets as of June 30, 1998
         and December 31, 1997.................................................      3

      Consolidated Statements of Income for the Three and Six
         Months Ended June 30, 1998 and 1997...................................    4 - 5

      Consolidated Statements of Comprehensive Income for the
         Three and Six Months ended June 30, 1998 and 1997.....................      6

      Consolidated Statements of Cash Flows for the Six Months
         Ended June 30, 1998 and 1997..........................................      7

      Notes to Consolidated Financial Statements...............................    8 - 9

      Management's Discussion and Analysis of Financial
         Condition and Results of Operations...................................   10 - 15


PART II.   OTHER INFORMATION...................................................      16

                            EVERGREEN RESOURCES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

ASSETS
                                                                                June 30, 1998          December 31, 1997
                                                                                -------------          -----------------
CURRENT:
     Cash and cash equivalents                                                  $  3,499,022               $ 2,103,168
     Accounts receivable:
        Oil and gas sales                                                          2,888,746                 2,298,861
        Joint interest billings and other                                          1,195,745                 1,311,587
     Other current assets                                                            374,565                   321,764
                                                                                ------------               -----------
        TOTAL CURRENT ASSETS                                                       7,958,078                 6,035,380
                                                                                ------------               -----------
PROPERTY AND EQUIPMENT:
     Proved oil and gas properties, based on full-cost accounting                 64,247,448                58,937,182
     Unevaluated properties not subject to amortization                           11,463,815                 9,700,838
     Gas gathering equipment                                                      28,016,267                21,635,598
     Support equipment                                                             3,019,545                 1,851,966
                                                                                ------------               -----------
                                                                                 106,747,075                92,125,584

     Less accumulated depreciation, depletion and amortization                    17,192,684                15,361,174
                                                                                ------------               -----------
        NET PROPERTY AND EQUIPMENT                                                89,554,391                76,764,410
                                                                                ------------               -----------
DESIGNATED CASH                                                                    1,988,325                 2,142,883
OTHER ASSETS                                                                       2,522,466                 2,362,829
                                                                                ------------               -----------
                                                                                $102,023,261               $87,305,502
                                                                                ------------               -----------
                                                                                ------------               -----------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable                                                           $    682,835               $ 1,645,467
     Amounts payable to oil and gas property owners                                2,898,553                 2,968,827
     Accrued expenses and other                                                      615,758                   494,252
     Current portion - capital leases                                              1,106,987                 1,061,090
                                                                                ------------               -----------
        TOTAL CURRENT LIABILITIES                                                  5,304,133                 6,169,636

     Production taxes payable                                                      1,988,325                 2,142,883
     Notes payable                                                                21,227,818                10,812,000
     Obligations under capital leases                                              3,463,662                 4,028,872
     Deferred income tax liability                                                 1,715,000                    --
                                                                                ------------               -----------
        TOTAL LIABILITIES                                                         33,698,938                23,153,391
                                                                                ------------               -----------
COMMON STOCKHOLDERS' EQUITY:
     Common stock, shares issued and outstanding,
        10,509,677 and 10,395,266                                                    105,077                   103,953
     Additional paid-in capital                                                   68,952,617                67,948,743
     Accumulated deficit                                                            (924,057)               (4,134,705)
     Foreign currency translation adjustment                                         190,686                   234,120
                                                                                ------------               -----------
        TOTAL STOCKHOLDERS' EQUITY                                                68,324,323                64,152,111
                                                                                ------------               -----------
                                                                                $102,023,261               $87,305,502
                                                                                ------------               -----------
                                                                                ------------               -----------

     See accompanying notes to consolidated financial statements

                            EVERGREEN RESOURCES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                      Three Months Ended June 30,
                                                              ---------------------------------------
                                                                    1998                    1997
                                                                    ----                    ----
REVENUES:
     Natural gas revenues                                        $4,467,304              $2,520,800
     Equity in earnings of investment                               120,324                      --
     Interest                                                        36,704                  31,317
                                                                 ----------              ----------
TOTAL REVENUES                                                    4,624,332               2,552,117
                                                                 ----------              ----------
EXPENSES:
     Lease operating expenses                                       679,082                 483,728
     Depreciation, depletion and amortization                       910,787                 704,796
     General and administrative expenses                            447,748                 296,038
     Interest expense                                               416,701                 165,654
     Other expense                                                       --                  41,956
                                                                 ----------              ----------
TOTAL EXPENSES                                                    2,454,318               1,692,172
                                                                 ----------              ----------
NET INCOME BEFORE INCOME TAXES                                    2,170,014                 859,945

Income tax provision - deferred                                     838,000                      --
                                                                 ----------              ----------
NET INCOME                                                        1,332,014                 859,945

Preferred stock dividends                                                --                 120,000
                                                                 ----------              ----------
NET INCOME ATTRIBUTABLE TO COMMON STOCK                          $1,332,014              $  739,945
                                                                 ----------              ----------
                                                                 ----------              ----------
NET INCOME PER SHARE OF COMMON STOCK
     Basic                                                       $      .13              $      .08
                                                                 ----------              ----------
     Diluted                                                     $      .12              $      .08
                                                                 ----------              ----------

     See accompanying notes to consolidated financial statements.

                            EVERGREEN RESOURCES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)


                                                                 Six Months Ended June 30,
                                                           -----------------------------------
                                                               1998                    1997
                                                               ----                    ----
REVENUES:
     Natural gas revenues                                   $8,779,719              $4,958,501
     Equity in earnings of investment                          220,714                      --
     Interest                                                   81,604                  71,806
                                                            ----------              ----------
TOTAL REVENUES                                               9,082,037               5,030,307
                                                            ----------              ----------
EXPENSES:
     Lease operating expenses                                1,233,439                 888,731
     Depreciation, depletion and amortization                1,753,621               1,291,505
     General and administrative expenses                       847,927                 594,288
     Interest expense                                          760,574                 271,590
     Other expense                                              39,550                  84,013
                                                            ----------              ----------
TOTAL EXPENSES                                               4,635,111               3,130,127
                                                            ----------              ----------
NET INCOME BEFORE INCOME TAXES                               4,446,926               1,900,180

Income tax provision - deferred                              1,715,000                      --
                                                            ----------              ----------
NET INCOME                                                   2,731,926               1,900,180

Preferred stock dividends                                           --                 240,000
                                                            ----------              ----------
NET INCOME ATTRIBUTABLE TO COMMON STOCK                     $2,731,926              $1,660,180
                                                            ----------              ----------
                                                            ----------              ----------
NET INCOME PER SHARE OF COMMON STOCK
     Basic                                                  $      .26              $      .18
                                                            ----------              ----------
     Diluted                                                $      .24              $      .18
                                                            ----------              ----------


     See accompanying notes to consolidated financial statements.

                            EVERGREEN RESOURCES, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)


                                                    Three Months Ended                  Six Months Ended
                                                         June 30                           June 30,
                                               ---------------------------        ----------------------------
                                                 1998              1997             1998              1997
                                                 ----              ----             ----              ----
Net income attributable to common stock        $1,332,014         $739,945        $2,731,926        $1,660,180

Foreign currency translation adjustments,
  net of fax                                      (65,009)          75,763           (26,668)           33,307
                                               ----------         --------        ----------        ----------

Comprehensive income                           $1,267,005         $815,708        $2,705,258        $1,693,487
                                               ----------         --------        ----------        ----------
                                               ----------         --------        ----------        ----------

     See accompanying notes to consolidated financial statements.

                           EVERGREEN RESOURCES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                       Six Months Ended June 30,
                                                                  --------------------------------
                                                                     1998                   1997
                                                                     ----                   ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                    $2,731,926             $1,900,180
    Adjustments to reconcile net income to
       cash provided by operating activities:
         Depreciation, depletion and amortization                  1,829,627              1,291,505
         Deferred income taxes                                     1,715,000                     --
         Equity in earnings of investment                           (220,714)                    --
         Other                                                       128,286                 44,160
         Changes in operating assets and liabilities:
              Accounts receivable                                   (474,080)              (448,018)
              Other current assets                                   (78,381)              (119,045)
              Accounts payable                                       134,586               (637,185)
              Accrued expenses                                       121,506                (20,152)
                                                                  ----------            -----------

         NET CASH  PROVIDED BY  OPERATING ACTIVITIES               5,887,756              2,011,445
                                                                  ----------            -----------
    CASH FLOWS FROM INVESTING ACTIVITIES:
       Investment in property and equipment                      (15,182,683)           (10,086,339)
       Designated cash                                               154,558                 24,488
       Change in production taxes payable                           (154,558)               (24,488)
       Increase in other assets                                       32,368               (191,711)
                                                                 -----------            -----------
         NET CASH USED BY INVESTING ACTIVITIES                   (15,150,315)           (10,278,050)
                                                                 -----------            -----------
    CASH FLOWS FROM FINANCING ACTIVITIES:
       Net proceeds from notes payable and long-term debt         10,415,818              7,327,120
       Proceeds from sale of common stock                            814,939                     --
       Principal payments on capital lease obligations              (519,313)              (264,332)
       Payment of preferred stock dividends                               --               (240,000)
       Debt issue costs                                                   --                (19,416)
       Increase (decrease) in cash held from operating oil
          and gas properties                                         (70,274)             1,416,285
                                                                 -----------            -----------
         NET CASH PROVIDED BY FINANCING ACTIVITIES                10,641,170              8,219,657
                                                                 -----------            -----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                               17,243                  2,922
                                                                 -----------            -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                   1,395,854                (44,026)

CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD                 2,103,168              2,640,300
                                                                 -----------            -----------
CASH AND CASH EQUIVALENTS, END OF THE PERIOD                     $ 3,499,022            $ 2,596,274
                                                                 -----------            -----------
                                                                 -----------            -----------

     See accompanying notes to consolidated financial statements.

                           EVERGREEN RESOURCES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1998
                                  (UNAUDITED)

1.   Basis of Presentation

     Evergreen is an independent energy company engaged in the exploration, development and acquisition of oil and gas properties. Evergreen's primary focus is on developing coalbed methane properties located on approximately 200,000 gross acres in the Raton Basin in southern Colorado. The Company also holds exploration licenses on approximately 371,000 acres onshore in the United Kingdom, a net 2% interest in an offshore Falkland Islands exploration license, and an oil and gas exploration contract on approximately 2.4 million acres in northern Chile. Evergreen operates all of its own producing properties and also acts as operator on a contract basis for properties owned by others.

     The financial statements include the accounts of Evergreen Resources, Inc. ("ERI") and its wholly-owned subsidiaries (the "Company"); Evergreen Operating Corporation ("EOC") and Evergreen Resources (UK) Ltd., Powerbridge, Inc., and Primero Gas Marketing Company ("Primero"). All significant intercompany balances and transactions have been eliminated in consolidation.

     The consolidated financial statements also include the Company's 49% ownership in Maverick Stimulation Company, LLC ("Maverick") and 40% ownership in Argos Evergreen Limited ("AEL"), a Falkland Islands Company which holds a 5% interest in Tranche A in the Falkland Islands Basin. The Company accounts for these investments by the equity method of accounting. All significant intercompany balances and transactions have been eliminated. Maverick provides pressure pumping, fracture stimulation and other oilfield services to the petroleum industry in the Rocky Mountain region.

     In the opinion of Management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Company's financial position as of June 30, 1998 and the results of its operations and changes in financial position for the three and six months then ended. All such adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results of operations of the full fiscal year.

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

3.   Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

                                                          Three Months Ended                  Six Months Ended
                                                                June 30                            June 30,
                                                   -------------------------------     -------------------------------
                                                       1998              1997               1998              1997
                                                       ----              ----               ----              ----
Numerator:
   Net income                                       $ 1,332,014         $   859,945     $ 2,731,926         $1,900,180
   Preferred stock dividends                                 --            (120,000)             --           (240,000)
                                                    -----------        ------------     -----------        ------------
   Numerator for basic earnings per share
    -income available to common
    stockholders                                      1,332,014             739,945       2,731,926          1,660,180

   Effect of dilutive securities:
     Preferred stock dividends                               --             120,000              --             240,000
                                                    -----------        ------------     -----------        ------------
   Numerator for dilutive earnings per share-
    income available to common
    stockholders after assumed conversions          $ 1,332,014             859,945     $ 2,731,926         $ 1,900,180
                                                    -----------        ------------     -----------        ------------
Denominator:
   Denominator for basic earnings per
    share - weighted average shares                  10,461,694           9,392,720      10,443,852           9,392,720
   Effect of dilutive securities:
     Employee stock warrants                            699,772             202,021         684,935             138,510
     8% Convertible preferred stock                          --             905,660              --             905,660
                                                    -----------        ------------     -----------        ------------
   Dilutive potential common shares                     699,772           1,107,681         684,935           1,044,170
                                                    -----------        ------------     -----------        ------------

   Denominator for diluted earnings per
    share - adjusted weighted average
    shares and assumed conversions                   11,161,466          10,500,401      11,128,787          10,436,890
                                                    -----------        ------------     -----------        ------------
                                                    -----------        ------------     -----------        ------------
Basic earnings per share                            $       .13        $        .08     $       .26        $        .18
                                                    -----------        ------------     -----------        ------------
                                                    -----------        ------------     -----------        ------------
Diluted earnings per share                          $       .12        $        .08     $       .24        $        .18
                                                    -----------        ------------     -----------        ------------
                                                    -----------        ------------     -----------        ------------

4.   Comprehensive Income

During 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No 130, Reporting Comprehensive Income. The implementation of SFAS No. 130 required comparative information for earlier years to be restated. The Company has elected to report comprehensive income in a consolidated statement of comprehensive income. Comprehensive income is comprised of net income and all changes to stockholders' equity, except those due to investments by stockholders, changes in paid in capital and distributions to stockholders.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including statements regarding, among other items, (i) the Company's growth strategies, (ii) anticipated trends in the Company's business and its future results of operations, and (iii) market conditions in the oil and gas industry. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, many of which are beyond the Company's control, including those described below. Actual results could differ materially from these forward-looking statements as a result of, among other things, a decline in natural gas production, a decline in natural gas prices, incorrect estimations of required capital expenditures, increases in the cost of drilling, completion and gas gathering, an increase in the cost of production and operations, an inability to meet growth projections, and/or changes in general economic conditions. In light of these risks and uncertainties, there can be no assurance that actual results will be as projected in the forward-looking statements.


RECENT DEVELOPMENTS

RATON BASIN

On July 2, 1998, Evergreen completed the acquisition, effective July 1, 1998, of approximately 100% of the working interest in 27,590 acres in Amoco Production Company's ("Amoco") Cottontail Pass Federal Unit, together with 28 existing well bores, current production of 3.7 million cubic feet ("MMcf") per day and related gathering facilities. Evergreen estimates that 40 billion cubic feet ("Bcf") will be added to the 225 BCF of proved reserves the Company reported at December 31, 1997. The Company estimates that there are approximately 100 additional drilling locations in the Unit.

The Cottontail Pass Unit is situated between Evergreen's Spanish Peaks and Sangre de Cristo Federal Units.

The acquisition of the Cottontail Pass Federal Unit from Amoco resolves the preferential rights litigation between Evergreen and Amoco.

The purchase price was approximately $13,100,000 cash, funded by the Company's line of credit with Hibernia National Bank as administrative agent.

Also on July 2, 1998, Evergreen formed a joint venture with Infinity, Inc. to develop the 17,000 acre Lorencito Property in the Raton Basin with Infinity's gas exploration company (CIS oil and gas). Evergreen will initially have a 35% working interest in the properties which are located just south of properties currently being developed by Evergreen. The Company estimates that it will drill approximately 15 wells on the Lorencito property over the next eighteen months.

On August 7, 1998, Evergreen formed a second joint venture with Infinity to develop the 24,000 acre Long Canyon property. Evergreen will initially have a 25% working interest in the properties.

Primero will purchase Long Canyon and Lorencito Property gas at the wellhead and will be responsible for all costs to construct, own, and operate all gathering, dehydration, and compression facilities.

As of August 7, 1998, Evergreen was producing from 140 gas wells in the Spanish Peaks and Cottontail Pass Units. Gas production has continued to improve since January 1995 to a current level of over 37 MMcf per day gross.

The Company enters into contractual obligations that require future physical delivery to attempt to manage price risk with regard to a portion of its natural gas production. As of July 31, 1998, the Company had entered into contracts to sell amounts equal to substantially all of its then current sales of 33.5 MMcfd at $1.93 per Mcf for the period August 1, 1998 through October 1998.

SOUTHERN UTE INDIAN TRIBE V. AMOCO PRODUCTION COMPANY LITIGATION

Under a 1981 opinion of the Solicitor for the Department of the Interior, coalbed methane ("CBM") was included in the definition of "gas" and excluded from the definition of "coal" for purposes of determining ownership of rights to CBM with respect to a particular tract of land under certain federal laws. On July 20, 1998, in Southern Ute Indian Tribe v. Amoco Production Company, an en banc panel of the Tenth Circuit Federal Court of Appeals affirmed a recent prior holding by a panel of that court which held that CBM maybe included in the definition of "coal" rather than "gas". See the Company's 1997 Form 10-K for additional disclosures. Amoco Production Company has the right to and is expected to, appeal this holding to the U.S. Supreme Court. The Company was not a party to this litigation. This holding could have certain impact on the way royalties are distributed by entities such as the Company, which are currently extracting CBM under oil and gas leases rather than coal leases. Approximately one third of the Company's wells and leases pertain to land where the Company is currently extracting CBM in areas where the oil and gas estate is severed from the Federal Coal estate. The Company is unable to determine at this time what the effect of the holding on the Company might be. The ruling is believed to be potentially adverse to royalty owners, but not necessarily the Company. At this time, the Company does not intend to change its drilling plans in response to the holding.

LIQUIDITY AND CAPITAL RESOURCES

Evergreen currently has a $50.0 million revolving line of credit with a bank group consisting of Hibernia National Bank, as agent, Banque Paribas and Chase Bank of Texas, which is available through June 2001. Advances pursuant to this line of credit are limited to the borrowing base, which is presently $50.0 million. At the Company's election, it may use either the London interbank offered rate ("Libor") plus a margin of 1.38% to 1.75% or the prime rate plus a margin of 0% to .25%, with margins on both rates determined on the average outstanding borrowings under the credit facility. In addition, the Company has a $10.0 million equipment line of credit for Primero. Payments will be level monthly principal payments, plus interest based on 5 year treasuries plus 2%. The interest rate will be fixed and the principal payments amortized over 5 years at the time of any drawdown. The Company anticipates that the existing capital lease obligations will be paid off with the equipment line.

The Company has a capital equipment lease with the Bank with interest at prime (8.5% at March 31, 1998) for a term of five years ending through April 2002, with an option to purchase the equipment at nominal amounts at the end of the lease term. The Company primarily leases compressors for the Raton Basin gas gathering system and other related production equipment.

The Company is a guarantor of a line of credit and a capital lease for Maverick up to $2.5 million. The guaranteed obligations amounted to $ 970,000 at June 30, 1998.

During 1998, the Company anticipates drilling 60 new wells and expanding and upgrading gas gathering facilities in the Raton Basin. The Company also is proceeding with international exploration activities. Capital expenditures for 1998 have been increased to approximately $25 million for the Raton Basin development. The Company believes that cash flow from operations and available borrowings under its line of credit will be sufficient to fund 1998 capital expenditures including the Cottontail Pass Unit acquisition. Future development of the Raton Basin and other projects will require additional capital. For the foreseeable future the Company believes it will have sufficient capacity to fund all of its projects through its anticipated cash flows and its lines of credit. However, as the Company continues to grow and expand, the Company believes that additional equity capital may be required to fund development of its projects. Oil and gas leases expiring in fiscal 1998 are not material and do not require significant drilling expenditures.

Cash flows provided by operating activities were $ 5,887,800 for the six months ended June 30, 1998 as compared to cash flows provided by operating activities of $ 2,011,500 in the prior year. The significant increase in the cash flows provided by operating activities is due primarily to improved operating results as a result of increased gas production and higher gas prices.

Cash flows used by investing activities were $ 15,150,300 during the six months ended June 30, 1998 versus $10,278,000 during the same period in 1997. The increase was due to the continued development of the Raton Basin including upgrades to the gas gathering system.

Cash flows provided by financing activities were $ 10,641,200 during the six months ended June 30, 1998 as compared to cash flows provided by financing activities of $ 8,219,700 in the prior period. The increase was due primarily to increased borrowings to fund the development of the drilling and gathering system in the Raton Basin.

The Company has conducted a review of its computer systems to identify the systems that could be affected by the Year 2000 issue. The "Year 2000" problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using `00' as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations.

The Company presently believes that the Year 2000 problem will not pose significant operational problems for the Company's computer systems. The Company's current software system versions have been certified as Year 2000 compliant and therefore the Company will not incur significant software costs as related to the Year 2000 issues. The Company has an ongoing program to review its vendors' Year 2000 issues, that may impact the Company's operations. Currently no significant issues have been identified.

PRODUCTION DATA

The following table sets forth certain operating data of the Company for the periods presented.

                                                      Three Months Ended            Six Months Ended
                                                            June 30,                     June 30,
                                                     -----------------------     -----------------------
                                                      1998           1997          1998          1997
                                                      ----           ----          ----          ----
     Natural gas production (Mcf)                    2,282,300     1,459,200     4,372,300     2,757,000
     Average realized sales price per Mcf                $1.96         $1.73         $2.01         $1.80

     Cost per Mcfe:
          Lease operating expense                         $.30          $.32          $.28          $.33
          Depreciation, depletion and amortization         .40           .48           .40           .47
          General and administrative                       .20           .20           .19           .22

RESULTS OF OPERATIONS - THREE AND SIX MONTHS ENDED JUNE 30, 1998

The company reported net income of $1,332,000 or $.13 per common share for the three months ended June 30, 1998, compared to net income of $740,000 or $.08 per common share for the same period in 1997. For the six months ended June 30, 1998, the Company reported net income of $2,731,900 or $.26 per common share compared to net income of $1,660,200 or $.18 per common share for the same period in 1997. The significant increase in net income during the three and six months ended June 30, 1998 as compared to the prior year is attributable to increased Raton Basin production volumes and improved natural gas prices.

Natural gas revenues increased to $4,467,300 during the three months ended June 30, 1998, from $2,520,800 for the same period in the prior year. During the six months ended June 30, 1998, natural gas revenues increased to $8,779,700 from $4,958,500 in the prior year. The significant increase in natural gas revenues for both the three and six month period is due to a combination of the increase in gas production volumes and gas prices as noted in the table above for all periods presented. At June 30, 1998 the number of producing Raton Basin wells increased to 110 from 71 producing wells at June 30, 1997 and is the primary factor for the increase in production volumes. The average gas prices increased for the three and six month periods in 1998 as compared to 1997 due to an improvement in the overall market for natural gas.

Equity in earnings of investment (which refers to the Company's 49% interest in Maverick) increased to $120,300 and $220,700 for the three and six months ended June 30, 1998. During the same periods in 1997, the Company's share of Maverick profits after intercompany elimination was not material. Equity in earnings of investment is due to the Company's 49% ownership in Maverick, an oil and gas well servicing company. The Company accounts for the investment in Maverick under the equity method of accounting. The increase in Maverick's net income is due to the increase in its oil and gas stimulation services for third party entities. Maverick provides certain well stimulation services to the Company and during the three and six months ended June 30, 1998 such services amounted to $776,000 and $1,215,800 of which $270,300 was unpaid at June 30, 1998. The Company guaranteed approximately $970,000 of Maverick's outstanding debt at June 30, 1998. The investment in Maverick was $1,223,200 at June 30, 1998.

Lease operating expenses for the three months ended June 30, 1998, were $679,800 compared to $483,700 for the same period in 1997. During the six months ended June 30, 1998, lease operating expenses were $1,233,400 versus $888,700 in the prior year. On an equivalent Mcf basis (Mcfe), lease operating expenses declined to $.30 per Mcfe in the three months ended June 30, 1998, as compared to $.32 per Mcfe in the prior year. For the six months ended June 30, 1998 lease operating expenses were $.28 per Mcfe versus $.33 per Mcfe in 1997. The significant decrease in lease operating expenses on an Mcfe basis is due to the economies of scale as a result of the increase in producing wells in the Raton Basin.

Depreciation, depletion and amortization expense for the three months ended June 30, 1998, was $910,800 compared to $704,800 for the same period in 1997. During the six months ended June 30, 1998, depreciation, depletion and amortization expense was $1,753,600 versus $1,291,500 in the prior year. On an equivalent Mcfe basis, depreciation, depletion and amortization expense declined to $.40 per Mcfe in the three months ended June 30, 1998, as compared to $.48 per Mcfe in the prior year. For the six months ended June 30, 1998 depreciation, depletion and amortization expenses were $.40 per Mcfe versus $.47 per Mcfe in 1997. The decrease in cost per Mcfe in 1998 as compared to 1997 is due to amortizing capital costs over a significant increase in the units of proved reserves.

General and administrative expenses were $447,700 during the three months ended June 30, 1998 as compared to $296,000 during the same period in 1997 and for the six months ended June 30, 1998 were $847,900 as compared to $594,300 in the prior year. The increase in general and administrative expenses of $151,700 for the three months ended June 30, 1998 as compared to 1997 and the increase of $253,600 for the six month period ended June 30, 1998 versus the same period in 1997 is due to the expected increase in overall corporate activity, including salaries and related increases in personnel and moving costs associated with the corporate headquarters. Although the overall expense increased for the six months ended June 30, 1998, the cost per Mcfe decreased to $0.19 from the prior year cost per Mcfe of $0.22.

Interest expense for the three months ended June 30, 1998, was $416,700 compared to $165,700 for the same period in 1997. During the six months ended June 30, 1998, interest expense was $760,600 versus $271,600 in the prior year. The $251,000 increase for the three months over the same period in the prior year and $489,000 increase for the six months over the same period in the prior year is due to increased borrowings under the Company's line of credit to $21.2 million at June 30, 1998 from $7 million at June 30, 1997 and an increase in the equipment lease line to $4.6 million at June 30, 1998 from $3.9 million at June 30, 1997, to fund the Raton Basin development.

Prior to 1998, the Company was not required to record income tax expense, primarily due to the availability of net operating loss carryforwards. However, as a result of the recently reported profitability and the significant difference between the book and tax basis of assets, the Company estimates that it will be required to provide for deferred income taxes in the statement of operations in 1998 and subsequent years. The Company estimates that it will not be required to pay current income tax in the near future due to the availability of net operating loss carryforwards of approximately $30 million and current deductions for intangible drilling costs. For the three and six months ended June 30, 1998 the Company recorded a deferred tax provision of $838,000 and $1,715,000.

The oil and gas service income and related cost of service have been reclassified and included with general and administrative expenses for all periods presented.

ACCOUNTING PRONOUNCEMENTS

In June 1997, FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" which supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise." SFAS No. 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosure regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Management believes the adoption of this statement will have no material impact on the Company's financial statement.

In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" which standardizes the disclosure requirements for pensions and other postretirement benefits and requires additional information on changes in the benefit obligations and fair value of plan assets that will facilitate financial analysis. SFAS No. 132 is effective for years beginning after December 15, 1997 and requires comparative information for earlier years to be restated, unless such information is not readily available. Management believes the adoption of this statement will have no material impact on the Company's financial statements.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which establishes accounting and reporting standards for derivative instruments including certain derivative instruments embedded in other contracts and for hedging activities. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Management believes the adoption of this statement will not have a material impact on the Company's financial statements.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The following summarizes the votes at the Company's Annual Meeting held on May 12, 1998:


                                                                 FOR          AGAINST       ABSTAIN
                                                                 ---          -------       -------
         ELECTION OF DIRECTORS - With terms expiring at
           the Annual Shareholders Meeting in 2001:

         Dennis R. Carlton                                     8,756,112        310,121         8,459
         Mark S. Sexton                                        8,754,619        312,321         7,892


         AMENDMENTS - To Evergreen Resources, Inc.'s
           Articles of Incorporation.

         Article XVI Relevant Factors                          4,316,583      2,312,867        22,790
         Article XV Supermajority*                             4,327,514      2,300,314        26,607
         Article XVII Board Enlargement*                       4,803,902      1,724,160        27,054
         Article XIII Liability Limitation                     8,693,532        385,104        26,946
         *Did not pass

         INITIAL STOCK OPTION PLAN   -                         5,519,508      1,107,267        28,637

         ISSUANCE OF 79,990 WARRANTS -                         5,490,448      1,125,318        42,717


ITEM 5.  OTHER INFORMATION.

Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)    Exhibits.

Not applicable.

(b)    Reports on Form 8-K.

A report on Form 8-K regarding amendments to Articles of Incorporation and new bylaws of the Company was filed on June 6, 1998.

A report on Form 8-K regarding the acquisition of Amoco Production Company's Cottontail Pass Federal Unit was filed on July 16, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       EVERGREEN RESOURCES, INC.
                                       (Registrant)




DATE:  August 7, 1998                  By:  /s/ Kevin R. Collins
                                            ----------------------------
                                            Kevin R. Collins
                                            VP - Finance
                                            Chief Financial Officer