Form 10-K405/A
period 1997-12-31
EVERGREEN RESOURCES INC
filed 1998-09-04
CIK 353943

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                  FORM 10-K/A


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


                                                                   NINE MONTHS
                                                                      ENDED
                                                    YEAR ENDED       DECEMBER
                                                   DECEMBER 31,         31,              YEAR ENDED MARCH 31,
                                                   ------------    ----------     ----------------------------------
                                                        1997          1996         1996         1995          1994
                                                    -----------    ----------     -------      -------       -------
                                                                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
 STATEMENT OF OPERATIONS DATA
    Revenues:
      Oil and gas production                         $ 12,138         $ 3,502      $ 1,393      $ 1,916       $ 2,207
      Oil and gas services                                781             545          779          858         1,103
      Equity in earnings of investment                    313               -            -            -             -
      Interest and dividends                              132             143          207          117           238
      Other                                                 4              38          556          460           794
                                                     --------         -------      -------      -------       -------
        Total revenues                                 13,368           4,228        2,935        3,351         4,342
                                                     --------         -------      -------      -------       -------
    Expenses:
      Lease operating expenses                          2,007             701          657          994         1,040
      Gas gathering costs                                 112             110          219          238           219
      Cost of oil and gas services                        842             621          727          790           929
      Depreciation, depletion and amortization          2,794             966          590          709           660
      General and administrative                        1,225             505          819          850         1,350
      Interest                                            778             193           36           29             -
      Other                                               146              17          (11)         351           100
                                                     --------         -------      -------      -------       -------
        Total Expenses                                  7,904           3,113        3,037        3,961         4,298
                                                     --------         -------      -------      -------       -------
 Net income (loss)                                      5,464           1,115        (102)        (610)            44
 Preferred stock dividends                                400             440         505           94              -
                                                     --------         -------      -------      -------       -------
 Net income (loss) attributable to common stock      $  5,064         $   675      $ (607)      $ (704)       $    44
                                                     --------         -------      -------      -------       -------
                                                     --------         -------      -------      -------       -------
 Net income (loss) per common share
      Basic                                          $    .53         $   .10      $ (.10)      $ (.13)       $   .01
                                                     --------         -------      -------      -------       -------
                                                     --------         -------      -------      -------       -------
      Diluted                                        $    .51         $   .10      $ (.10)      $ (.13)       $   .01
                                                     --------         -------      -------      -------       -------
                                                     --------         -------      -------      -------       -------
STATEMENT OF CASH FLOWS DATA
 Net cash provided by (used in):
      Operating activities                           $  6,457         $ 1,524      $ 1,130      $   408       $   485
      Investing activities                            (19,259)         (8,559)      (2,764)      (2,958)         (307)
      Financing activities                             12,253           5,978        3,329        3,635           241

BALANCE SHEET DATA:
 Cash and cash equivalents                           $  2,103         $ 2,640      $ 3,703      $ 2,038       $   930
 Total assets                                          87,306          68,244       44,172       39,140        32,880
 Total long term debt                                  14,841           1,174          191            -             -
 Redeemable preferred stock                                 -           6,000        7,500        3,750             -
 Total stockholders' equity                            64,152          52,364       31,589       32,202        30,413
 Cash dividends per share                                   -               -            -            -             -

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



                                       YEAR           NINE MONTHS       YEAR          YEAR
                                      ENDED              ENDED          ENDED         ENDED
                                    DECEMBER 31,      DECEMBER 31,    MARCH 31,     MARCH 31,
                                       1997              1996           1996          1995
                                    ------------      ------------    ---------     ---------
PRODUCTION DATA:
  Natural gas (Mcf)                  6,401,500         2,104,400       941,200        781,700
  Oil (Bbls)                                --                --         9,700         36,660
  Total (Mcfe)                       6,401,500         2,104,400       999,400      1,001,300
AVERAGE SALES PRICE PER UNIT:
  Natural gas (per Mcf)                  $1.90             $1.66        $ 1.29          $ 1.67
  Oil (per Bbl)                             --                --         18.40           15.97
  Mcfe                                    1.90              1.66          1.39            1.91
COST PER MCFE:
  Average LOE                            $ .31             $ .33        $  .65           $ .99
  General and administrative               .19               .24           .87             .71
  Depreciation, depletion and
    amortization                           .44               .46           .59             .85


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