Form 10-Q
period 1998-09-30
EVERGREEN RESOURCES INC
filed 1998-11-12
CIK 353943

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549
                                  FORM 10-Q



    /x/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1998



    / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from_______ to _______



Commission file number 0-10077



                            EVERGREEN RESOURCES, INC.
             (Exact name of registrant as specified in its charter)


               Colorado                                     84-0834147
-------------------------------------            -------------------------------
   (State or Other Jurisdiction                  (I.R.S. Employer Identification
 of Incorporation or Organization)                            Number)


    1401 17th Street Suite 1200
         Denver, Colorado                                     80202
-------------------------------------             ------------------------------
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

As of November 6, 1998, 10,655,911 shares of the Registrant's Common Stock, no par value, were outstanding.

                            EVERGREEN RESOURCES, INC.
                                      INDEX



                                                                                      Page
                                                                                     Number
                                                                                     ------

PART I.   FINANCIAL INFORMATION


      Consolidated Balance Sheets as of September 30, 1998
         and December 31, 1997...................................................         3

      Consolidated Statements of Income for the Three and Nine
         Months Ended September 30, 1998 and 1997................................     4 - 5

      Consolidated Statements of Comprehensive Income for the
         Three and Nine Months Ended September 30, 1998 and 1997.................         6

      Consolidated Statements of Cash Flows for the Nine Months
         Ended September 30, 1998 and 1997.......................................         7

      Notes to Consolidated Financial Statements.................................    8 - 10

      Management's Discussion and Analysis of Financial
         Condition and Results of Operations.....................................   11 - 16


PART II.   OTHER INFORMATION.....................................................        17

                            EVERGREEN RESOURCES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)



                                                                            September 30, 1998           December 31, 1997
                                                                            ------------------           -----------------
ASSETS
Current:
  Cash and cash equivalents                                                      $  2,160,215              $ 2,103,168
  Accounts receivable:
    Oil and gas sales                                                               3,573,104                2,298,861
    Joint interest billings and other                                                 973,420                1,311,587
  Other current assets                                                                241,665                  321,764
                                                                                 ------------              -----------
    Total current assets                                                            6,948,404                6,035,380
                                                                                 ------------              -----------

Property and equipment:
  Proved oil and gas properties, based on full-cost accounting                     72,505,562               58,937,182
  Unevaluated properties not subject to amortization                               21,231,331                9,700,838
  Gas gathering equipment                                                          31,902,540               21,635,598
  Support equipment                                                                 3,217,148                1,851,966
                                                                                 ------------              -----------
                                                                                  128,856,581               92,125,584
  Less accumulated depreciation, depletion and amortization                        18,371,003               15,361,174
                                                                                 ------------              -----------
    Net property and equipment                                                    110,485,578               76,764,410
                                                                                 ------------              -----------
Designated cash                                                                     2,410,373                2,142,883
Other assets                                                                        2,824,194                2,362,829
                                                                                 ------------              -----------
                                                                                 $122,668,549              $87,305,502
                                                                                 ------------              -----------
                                                                                 ------------              -----------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                               $    823,722              $ 1,645,467
  Amounts payable to oil and gas property owners                                    2,950,339                2,968,827
  Accrued expenses and other                                                          531,592                  494,252
  Current portion -- capital leases                                                 1,130,680                1,061,090
                                                                                 ------------              -----------
    Total current liabilities                                                       5,436,333                6,169,636
  Production taxes payable                                                          2,410,373                2,142,883
  Notes payable                                                                    38,582,000               10,812,000
  Obligations under capital leases                                                  3,171,950                4,028,872
  Deferred income tax liability                                                     2,622,000                   --
                                                                                 ------------              -----------
    Total liabilities                                                              52,222,656               23,153,391
                                                                                 ------------              -----------

Stockholders' equity:
  Common stock, shares issued and outstanding,
    10,569,954 and 10,395,266                                                         105,680                  103,953
  Additional paid-in capital                                                       69,958,870               67,948,743
  Retained earnings (deficit)                                                          46,369               (4,134,705)
  Foreign currency translation adjustment                                             334,974                  234,120
                                                                                 ------------              -----------
    Total stockholders' equity                                                     70,445,893               64,152,111
                                                                                 ------------              -----------
                                                                                 $122,668,549              $87,305,502
                                                                                 ------------              -----------
                                                                                 ------------              -----------


     See accompanying notes to consolidated financial statements.

                            EVERGREEN RESOURCES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)



                                                            Three Months Ended September 30,
                                                            --------------------------------
                                                                   1998         1997
                                                                ----------   ----------

Revenues:
  Natural gas revenues                                          $5,409,288   $3,236,216
  Equity in earnings of investment                                 207,760      226,000
  Interest                                                          50,920       37,427
                                                                ----------   ----------

Total revenues                                                   5,667,968    3,499,643
                                                                ----------   ----------

Expenses:
  Lease operating expenses                                       1,031,972      555,118
  Depreciation, depletion and amortization                       1,093,623      751,003
  General and administrative expenses                              525,457      336,201
  Interest expense                                                 546,477      239,769
  Other expense                                                    114,290      180,452
                                                                ----------   ----------

Total expenses                                                   3,311,819    2,062,543
                                                                ----------   ----------

Net income before income taxes                                   2,356,149    1,437,100

Income tax provision -- deferred                                   907,000         --
                                                                ----------   ----------

Net income                                                       1,449,149    1,437,100

Preferred stock dividends                                             --        120,000
                                                                ----------   ----------

Net income attributable to common stock                         $1,449,149   $1,317,100
                                                                ----------   ----------
                                                                ----------   ----------
Net income per share of common stock
  Basic                                                         $      .14   $      .14
                                                                ----------   ----------
  Diluted                                                       $      .13   $      .13
                                                                ----------   ----------



  See accompanying notes to consolidated financial statements.

                           EVERGREEN RESOURCES, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)



                                                          Nine Months Ended September 30,
                                                        ---------------------------------
                                                           1998                1997
                                                           ----                ----

Revenues:
  Natural gas revenues                                  $14,189,007          $ 8,194,717
  Equity in earnings of investment                          428,474              226,000
  Interest                                                  132,525              103,424
                                                         ----------          -----------

Total revenues                                           14,750,006            8,524,141
                                                         ----------          -----------

Expenses:
  Lease operating expenses                                2,265,412            1,443,849
  Depreciation, depletion and amortization                2,847,244            2,042,508
  General and administrative expenses                     1,373,385              930,489
  Interest expense                                        1,307,051              511,359
  Other expense                                             153,840              258,656
                                                         ----------          -----------

Total expenses                                            7,946,932            5,186,861
                                                         ----------          -----------

Net income before income taxes                            6,803,074            3,337,280

Income tax provision--deferred                            2,622,000                  --
                                                         ----------          -----------

Net income                                                4,181,074            3,337,280

Preferred stock dividends                                        --              360,000
                                                         ----------          -----------

Net income attributable to common stock                  $4,181,074          $ 2,977,280
                                                         ----------          -----------
                                                         ----------          -----------

Net income per share of common stock
  Basic                                                        $.40                 $.32
                                                         ----------          -----------
  Diluted                                                      $.38                 $.31
                                                         ----------          -----------


See accompanying notes to consolidated financial statements.

                           EVERGREEN RESOURCES, INC.
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                  (Unaudited)



                                                              Three Months Ended      Nine Months Ended
                                                                September 30,           September 30,
                                                           -----------------------  -----------------------
                                                             1998         1997         1998        1997
                                                             ----         ----         ----        ----

Net income attributable to common stock                   $1,449,149   $1,317,100   $4,181,074   $2,977,280

Foreign currency translation adjustments,
  net of tax                                                  88,593      (97,915)      61,924      (64,608)
                                                          ----------   ----------   ----------   ----------

Comprehensive income                                      $1,537,742   $1,219,185   $4,242,998   $2,912,672
                                                          ----------   ----------   ----------   ----------
                                                          ----------   ----------   ----------   ----------



See accompanying notes to consolidated financial statements.

                           EVERGREEN RESOURCES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)



                                                              Nine Months Ended September 30,
                                                      ------------------------------------------
                                                            1998                        1997
                                                            ----                        ----
Cash flows from operating activities:
  Net income                                           $  4,181,074                 $  3,337,280
  Adjustments to reconcile net income to
    cash provided by operating activities:
       Depreciation, depletion and amortization           2,918,417                    2,042,508
       Deferred income taxes                              2,622,000                         --
       Equity in earnings of investment                    (428,474)                    (226,159)
       Other                                                238,494                       89,895
       Changes in operating assets and liabilities:
         Accounts receivable                               (945,034)                    (374,768)
         Other current assets                                55,858                      (93,549)
         Accounts payable                                   281,438                     (714,271)
         Accrued expenses                                    37,340                       75,002
                                                        -----------                  -----------

       Net cash  provided by  operating activities        8,961,113                    4,135,938
                                                        -----------                  -----------

Cash flows from investing activities:
  Investment in property and equipment                  (36,913,304)                 (14,338,817)
  Designated cash                                          (267,490)                    (295,974)
  Change in production taxes payable                        267,490                      295,974
  Increase in other assets                                 (159,459)                    (193,722)
                                                        -----------                  -----------

       Net cash used by investing activities            (37,072,763)                 (14,532,539)
                                                        -----------                  -----------

Cash flows from financing activities:
  Net proceeds from notes payable and long-term debt     27,770,000                    8,777,120
  Proceeds from sale of common stock                      1,303,074                      279,076
  Principal payments on capital lease obligations          (787,333)                    (448,608)
  Payment of preferred stock dividends                         --                       (360,000)
  Debt issue costs                                         (106,527)
  Cash held from operating oil and gas properties           (18,488)                   1,608,046
                                                        -----------                  -----------

       Net cash provided by financing activities         28,160,726                    9,855,634
                                                        -----------                  -----------

Effect of exchange rate changes on cash                       7,971
                                                        -----------                  -----------

Increase (decrease) in cash and cash equivalents             57,047                     (540,967)

Cash and cash equivalents, beginning of the period        2,103,168                    2,640,300
                                                        -----------                  -----------

Cash and cash equivalents, end of the period           $  2,160,215                 $  2,099,333
                                                       ------------                 ------------
                                                       ------------                 ------------


See accompanying notes to consolidated financial statements.

                            EVERGREEN RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1998
                                   (Unaudited)


1.   Basis of Presentation

     Evergreen is an independent energy company engaged in the exploration, development, production and acquisition of oil and gas properties. Evergreen's primary focus is on developing coalbed methane properties located on approximately 200,000 gross acres in the Raton Basin in southern Colorado. The Company also holds exploration licenses on approximately 371,000 acres onshore in the United Kingdom, a net 2% interest in an offshore Falkland Islands exploration license, and an oil and gas exploration contract on approximately 2.4 million acres in northern Chile. Evergreen operates all of its own producing properties and also acts as operator on a contract basis for properties owned by others.

     The financial statements include the accounts of Evergreen Resources, Inc. ("ERI" or the "Company") and its wholly-owned subsidiaries; Evergreen Operating Corporation ("EOC"), Evergreen Resources (UK) Ltd., Powerbridge, Inc., and Primero Gas Marketing Company ("Primero"). All significant intercompany balances and transactions have been eliminated in consolidation.

     The consolidated financial statements also include the Company's 49% ownership in Maverick Stimulation Company, LLC ("Maverick") and 40% ownership in Argos Evergreen Limited ("AEL"), a Falkland Islands Company, which holds a 5% interest in Tranche A in the Falkland Islands Basin. The Company accounts for these investments by the equity method of accounting. All significant intercompany balances and transactions have been eliminated. Maverick provides pressure pumping, fracture stimulation and other oilfield services to the petroleum industry in the Rocky Mountain region.

     In the opinion of Management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Company's financial position as of September 30, 1998 and the results of its operations and changes in financial position for the three and nine months then ended. All such adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results of operations of the full fiscal year.


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

3.   Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:



                                                               Three Months Ended                    Nine Months Ended
                                                                 September 30,                          September 30,
                                                      --------------------------------      ----------------------------------
                                                           1998                 1997              1998                 1997
                                                           ----                 ----              ----                 ----
Numerator:
  Net income                                            $1,449,149           $1,437,100         $4,181,074          $3,337,280
  Preferred stock dividends                                   --               (120,000)              --              (360,000)
                                                        ----------           ----------         ----------          ----------
  Numerator for basic earnings per share--
    income available to common
      stockholders                                       1,449,149            1,317,100          4,181,074           2,977,280

  Effect of dilutive securities:
    Preferred stock dividends                                 --                120,000               --               360,000
                                                        ----------           ----------         ----------          ----------
  Numerator for dilutive earnings per
    share--income available to common
    stockholders after assumed conversions              $1,449,149           $1,437,100         $4,181,074          $3,337,280
                                                        ----------           ----------         ----------          ----------

Denominator:
  Denominator for basic earnings per share--
    weighted average shares                             10,540,545            9,424,837         10,476,437           9,403,543
  Effect of dilutive securities:
    Stock warrants                                         638,381              492,862            669,417             256,628
    8% Convertible preferred stock                            --                905,660               --               905,660
                                                        ----------           ----------         ----------          ----------
  Dilutive potential common shares                         638,381            1,398,522            669,417           1,162,288
                                                        ----------           ----------         ----------          ----------
  Denominator for diluted earnings per
    share--adjusted weighted average
    shares and assumed conversion                       11,178,926           10,823,359         11,145,854          10,565,831
                                                        ----------           ----------         ----------          ----------
                                                        ----------           ----------         ----------          ----------
Basic earnings per share                                      $.14                 $.14               $.40                $.32
                                                        ----------           ----------         ----------          ----------
                                                        ----------           ----------         ----------          ----------
Diluted earnings per share                                    $.13                 $.13               $.38                $.31
                                                        ----------           ----------         ----------          ----------
                                                        ----------           ----------         ----------          ----------


4.   Comprehensive Income

During 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income. The implementation of SFAS No. 130 required comparative information for earlier years to be restated. The Company has elected to report comprehensive income in a consolidated statement of comprehensive income. Comprehensive income is comprised of net income and all changes to stockholders' equity, except those due to investments by stockholders, changes in paid in capital and distributions to stockholders.

5.  Financing Agreement

As of July 1, 1998, the Company increased its revolving line of credit to $50.0 million with a bank group consisting of Hibernia National Bank, as agent, Banque Paribas and Chase Bank of Texas. The line is available through June 2001. Advances pursuant to this line of credit are limited to a borrowing base, which is presently $50.0 million. At the Company's election, it may use either the London interbank offered rate ("Libor") plus a margin of 1.38% to 1.75% or the prime rate plus a margin of 0% to .25%, with margins on both rates determined on the average outstanding borrowings under the credit facility.

6.  Property Acquisition

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


Recent Developments
-------------------

Raton Basin

As of October 31, 1998, Evergreen was producing from 148 gas wells, which compared to 89 productive wells at the beginning of the year. Another nine gas wells are awaiting pipeline connection. Gross gas production has continued to improve since sales began in January 1995 to a current level of approximately 40 million cubic feet ("MMcf") per day.

As of September 1, 1998, the Company's natural gas reserves increased 50% to an estimated 336.1 billion cubic feet equivalent (Bcfe), up 111.7 Bcfe from year-end 1997. The September 1, 1998, reserve estimate was audited by independent petroleum engineering consultants Netherland Sewell & Associates and Resource Service International, Inc. Natural gas in the southern Colorado portion of the Raton Basin constitutes all of Evergreen's net proved reserves, 60% of which are classified as developed as of September 1, 1998.

The increase in reserves is attributable to both the July 1, 1998, acquisition of properties from Amoco Production Company and Evergreen's successful drilling results in the Raton Basin. Also contributing to the reserve increase were two joint-venture agreements with Infinity, Inc., which provide Evergreen with working interests in an aggregate 41,300 gross acres in the Raton Basin.

The present value of estimated future net revenues from Evergreen's proved reserves discounted at 10% was $231.1 million as of September 1, 1998, which compared to $159.3 million at December 31, 1997. The calculation for this reserve update was based on an unescalated average gas price of $1.93 per thousand cubic feet (Mcf), versus $1.86 per Mcf at year-end 1997.

In early September 1998, Colorado Interstate Gas (CIG) completed the Campo Lateral expansion project. The expansion significantly lowers pipeline pressures and increases initial pipeline capacity from the Raton Basin to 100 MMcf of gas per day, up from 47 MMcf per day.

On October 21, 1998, President Clinton signed into law a bill that protects existing royalty ownership of coalbed methane gas produced from existing oil and gas leases, where the coal rights were severed and owned by the Federal Government. In the Company's opinion this legislation favorably eliminates the uncertainty regarding title ownership on any of Evergreen's existing acreage in the Raton Basin. This legislation was introduced in response to a July 20, 1998, U.S. Tenth Circuit Court of Appeals ruling, in Southern Ute Indian Tribe v. Amoco Production Company, which held that coalbed methane rights may be included in the definition of "coal" rather than "gas."

Hedging

The Company typically enters into contractual obligations that require future physical delivery in an attempt to manage price risk with regard to a portion of its natural gas production. Approximately 90% of the Company's sales were hedged at $1.93 per mcf through October 1998. Due to current market conditions the Company has not hedged any of its production as of November 6, 1998; however, if market conditions improve, the Company expects to hedge some or all of its natural gas sales for a period of one year or less.

International

The Company has recently completed a 3D seismic program in the United Kingdom in an area in which Evergreen plans to drill a five well pilot coalbed methane project. The Company has recently purchased a drilling rig for this project and anticipates delivery of the rig by year-end. This rig initially will be tested in the Raton Basin and shipped to the United Kingdom for the drilling of the five wells in the second quarter of 1999.

The Falkland Island consortium, in which Evergreen has a net 2% interest, has completed operations on the second well (and the industry's fifth well) in the North Falklands Basin. Well 14/9-2 was spudded on October 13, 1998, and finished drilling on October 28, 1998. It reached a total depth of approximately 8,000 feet and was plugged and abandoned as a dry hole with oil shows.

The abandonment of well 14/9-2 completes the initial drilling campaign on Tranche A. The two wells on Tranche A have established good source rocks and potential reservoir rocks. The consortium will assess the data gathered from the two wells to determine the future strategy for the acreage.


Liquidity and Capital Resources
-------------------------------

Evergreen currently has a $50.0 million revolving line of credit with a bank group consisting of Hibernia National Bank, as agent, Banque Paribas and Chase Bank of Texas. The line is available through June 2001. Advances pursuant to this line of credit are limited to a borrowing base, which is presently $50.0 million. At the Company's election, it may use either the London interbank offered rate ("Libor") plus a margin of 1.38% to 1.75% or the prime rate plus a margin of 0% to .25%, with margins on both rates determined on the average outstanding borrowings under the credit facility. The Company anticipates increasing its credit facility to $75 million by year end.

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

The Company has a capital equipment lease with Hibernia National Bank with interest at prime for a term of five years ending through April 2002, with an option to purchase the equipment at nominal amounts at the end of the lease term. The Company primarily leases compressors for the Raton Basin gas gathering system and other related production equipment.

The Company is a guarantor of a capital lease for Maverick with a potential liability of up to $1.53 million. The guaranteed obligations amounted to $656,000 at September 30, 1998.

During 1998, the Company anticipates drilling a total of approximately 60 new wells and expanding and upgrading gas gathering facilities in the Raton Basin. As of October 29, 1998, a total of 43 wells have been drilled to date during 1998. In addition the Company has started construction on a second compressor station in the northern portion of the Spanish Peaks Unit along with the related infrastructure, which includes a 24-inch trunk gathering line and a 12-inch high pressure sales line that connects to the CIG's Picketwire Lateral. These items were originally planned and budgeted for the first quarter of 1999. However, due to pressure constraints in the gathering system caused by increasing pressures and additional gas volumes from newer wells drilled, the accelerated construction of the compressor station and the infrastructure are needed to optimize production in the Spanish Peaks and Cottontail Pass Units. Capital expenditures for 1998 have been increased to approximately $31 million for the Raton Basin development.

The Company believes that cash flow from operations and available borrowings under its line of credit will be sufficient to fund 1998 capital expenditures, including the Cottontail Pass Unit acquisition. Future development of the Raton Basin and other projects will require additional capital. For the foreseeable future the Company believes it will have sufficient capacity to fund all of its projects through its anticipated cash flow and its lines of credit. However, as the Company continues to grow and expand, the Company believes that additional equity capital may be required to fund development of its projects. Oil and gas leases expiring in fiscal 1998 and 1999 are not material and do not require significant drilling expenditures.

Cash flows provided by operating activities were $8,961,000 for the nine months ended September 30, 1998, as compared to cash flows provided by operating activities of $4,135,900 in the prior year. The significant increase in the cash flows provided by operating activities is due primarily to improved operating results as a result of increased gas production and higher gas prices.

Cash flows used by investing activities were $37,073,000 during the nine months ended September 30, 1998, versus $14,532,500 during the same period in 1997. The increase in 1998 was due to the acquisition of the Cottontail Pass Unit for $13,100,000 in July, 1998, and the continued development of the drilling and gathering system in the Raton Basin of $22,900,000.

Cash flows provided by financing activities were $28,161,000 during the nine months ended September 30, 1998, as compared to cash flows provided by financing activities of $ 9,855,600 in the prior period. The increase was due primarily to increased borrowings to fund the development of the drilling and gathering system in the Raton Basin as well as the acquisition of the Cottontail Pass Unit of $27,770,000 and proceeds from the exercise of stock warrants for approximately $1,303,000.


Production Data
---------------

The following table sets forth certain operating data of the Company for the periods presented.



                                             Three Months Ended            Nine Months Ended
                                                September 30,                September 30,
                                          ------------------------   ----------------------------
                                               1998         1997            1998           1997
                                               ----         ----            ----           ----
Natural gas sales (Mcf)                   2,728,000       1,807,300      7,100,300      4,564,300
Average realized sales price per Mcf         $ 1.98          $ 1.79         $ 2.00         $ 1.80

Cost per Mcfe:
     Lease operating expense                  $ .38           $ .31          $ .32          $ .31
     Depreciation, depletion                    .40             .42            .40            .45
       and amortization
     General and administrative                 .19             .19            .19            .20

Results of Operations - Three and Nine Months Ended September 30, 1998
----------------------------------------------------------------------

The Company reported net income of $1,449,100 or $.13 per diluted share for the three months ended September 30, 1998, compared to net income of $1,317,100 or $.13 per diluted share for the same period in 1997. For the nine months ended September 30, 1998, the Company reported net income of $4,181,100 or $.38 per diluted share compared to net income of $2,977,280 or $.31 per diluted share for the same period in 1997. Pretax net income increased significantly to $2,356,100 for the three months ended September 30, 1998, as compared to $1,437,100 in the prior period. Due to a deferred income tax provision of $907,000 in 1998 versus no deferred income tax provision in 1997 the Company's net income increased slightly. The significant increase in net income during the nine months ended September 30, 1998, as compared to the prior year, is attributable to increased Raton Basin production volumes and improved natural gas prices. Net income for the nine months ended September 30, 1998, has also been reduced by a deferred income tax provision of $2,622,000 as compared to no deferred income tax expenses in 1997.

Natural gas revenues increased to $5,409,300 during the three months ended September 30, 1998, from $3,236,200 for the same period in the prior year. During the nine months ended September 30, 1998, natural gas revenues increased to $14,189,000 from $8,194,700 in the prior year. The significant increase in natural gas revenues for both the three and nine month period is due to a combination of the increase in gas production volumes and gas prices as noted in the table above for all periods presented. At September 30, 1998, the number of producing Raton Basin wells increased to 148 from 73 producing wells at September 30, 1997, and is the primary factor for the increase in production volumes. The average gas prices increased for the three and nine month periods in 1998 as compared to 1997 is principally due to the Company's gas price hedging strategies.

Equity in earnings of investment (which refers to the Company's 49% interest in Maverick) was $207,800 for the three months ended September 30, 1998, as compared to $226,000 in 1997. During the nine months ended September 30, 1998, equity in earnings of investment was $428,500 as compared to $226,000 in the prior year. The increase in Maverick's nine month net income is due to the increase in its oil and gas stimulation services for third party entities. The Company accounts for the investment in Maverick under the equity method of accounting. Maverick provides certain well stimulation services to the Company and during the three and nine months ended September 30, 1998, such services amounted to $592,500 and $1,808,300 of which $104,200 was unpaid at September 30, 1998. The Company guaranteed approximately $656,000 of Maverick's outstanding debt at September 30, 1998. The investment in Maverick was $1,266,000 at September 30, 1998.

Lease operating expenses for the three months ended September 30, 1998, were $1,032,000 compared to $555,100 for the same period in 1997. During the nine months ended September 30, 1998, lease operating expenses were $2,265,400 versus $1,443,900 in the prior year. On an equivalent basis (Mcfe), lease operating expenses were $.38 per Mcfe in the three month period in 1998 as compared to $.31 per Mcfe in the prior year. For the nine months ended September 30, 1998, lease operating expenses were $.32 per Mcfe versus $.31 per Mcfe in 1997. The $.07 increase during the three months in 1998 over the prior year is primarily due to an increase in water management costs. The increase in water management costs is due to drilling wells where there has been a significant increase in water production. The Company estimates that the lease operating expense per Mcfe will be maintained at this higher level for the remainder of 1998, and some portion of 1999 until new discharge permits are obtained, disposal wells are drilled and additional water trucks are added for the water management program.

Depreciation, depletion and amortization expense for the three months ended September 30, 1998, was $1,093,600 compared to $751,000 for the same period in 1997. During the nine months ended September 30, 1998, depreciation, depletion and amortization expense was $2,847,200 versus $2,042,500 in the prior year. On an equivalent Mcfe basis, depreciation, depletion and amortization expense declined to $.40 per Mcfe in the three months ended September 30, 1998, as compared to $.42 per Mcfe in the prior year. For the nine months ended September 30, 1998, depreciation, depletion and amortization expenses were $.40 per Mcfe versus $.45 per Mcfe in 1997. The decrease in cost per Mcfe in 1998 as compared to 1997 is due to amortizing capital costs over a significant increase in the units of proved reserves.

General and administrative expenses were $525,500 during the three months ended September 30, 1998, as compared to $336,200 during the same period in 1997, and for the nine months ended September 30, 1998, were $1,373,400 as compared to $930,500 in the prior year. The increase in general and administrative expenses of $189,300 for the three months ended September 30, 1998, as compared to 1997, and the increase of $442,900 for the nine month period ended September 30, 1998, versus the same period in 1997, is due to the expected increase in overall corporate activity, including salaries and related increases in personnel and moving costs associated with the corporate headquarters. The increase in personnel costs is due to higher staff levels for the expected increase in drilling activity in 1999. Although the overall expense increased for the nine months ended September 30, 1998, the cost per Mcfe remained at $0.19 in both 1998 and 1997.

Interest expense for the three months ended September 30, 1998, was $546,500 compared to $239,800 for the same period in 1997. During the nine months ended September 30, 1998, interest expense was $1,307,100 versus $511,400 in the prior year. The $306,700 increase for the three months over the same period in the prior year and $795,700 increase for the nine months over the same period in the prior year is due to increased borrowings under the Company's line of credit to $38.6 million at September 30, 1998, from $8.4 million at September 30, 1997, and an increase in the equipment lease line to $4.3 million at September 30, 1998, from $3.7 million at September 30, 1997, to fund the Raton Basin development and acquire the Cottontail Pass Unit.

Prior to 1998, the Company was not required to record income tax expense, primarily due to the availability of net operating loss carryforwards. However, as a result of the recently reported profitability and the significant difference between the book and tax basis of assets, the Company estimates that it will be required to provide for deferred income taxes in the statement of operations in 1998 and subsequent years. The Company estimates that it will not be required to pay current income tax in the near future due to the availability of net operating loss carryforwards of approximately $30 million and current deductions for intangible drilling costs. For the three and nine months ended September 30, 1998, the Company recorded a deferred tax provision of $907,000 and $2,622,000.

The oil and gas service income and related cost of service have been reclassified and included with general and administrative expenses for all periods presented.


Accounting Pronouncements
-------------------------

In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" which supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise." SFAS No. 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosure regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Management believes the adoption of this statement will have no material impact on the Company's financial statements.

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

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Management believes the adoption of this statement will not have a material impact on the Company's financial statements.


Year 2000
---------

The Company has conducted a review of its computer systems to identify the systems that could be affected by the "Year 2000" issue. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using '00' as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations.

The Company believes that Year 2000 problem will not pose material operational problems for the Company and that it is adequately prepared for the Year 2000. The Company's computer software provider has assured the Company that all of the Company's software is Year 2000 compliant (i.e. will function properly in the year 2000 and beyond). The Company's software provider provides written assurance that its products are Year 2000 compliant on its web site. To the Company's knowledge after investigation no "imbedded technology" (such as microchips in an electronic control system) of the Company poses a material Year 2000 problem.

Because the Company believes that it has no material internal Year 2000 problems, the Company has not and does not expect to expend a significant amount of funds to address Year 2000 issues. It is Company policy to continue to review its suppliers' Year 2000 compliance and require assurance of Year 2000 compliance from new suppliers; however, such monitoring does not involve a significant cost to the Company.

In addition to the foregoing, the Company has contacted its major vendors and received either oral or written assurances from its major vendors or viewed assurances contained on vendors' web sites that they have no material Year 2000 problems. The Company believes that its vendors are largely fungible; therefore, in the event a vendor's representations regarding its Year 2000 compliance were untrue for any reason, the Company believes that it could find adequate Year 2000 compliant vendors as substitutes.

The Company is materially dependant on CIG for the delivery of the Company's gas. CIG has provided the Company with oral assurances that a CIG internal task force has examined CIG's Year 2000 compliance and that CIG has no material Year 2000 problem. The Company expects to receive written assurance to this effect from CIG.

In the event that one or more of the Company's vendors or CIG were to have a material Year 2000 problem, the Company believes that the foreseeable consequences would be a temporary delay in revenue collection caused by an interruption in computerized billing (and not an interruption in the actual flow of the Company's coalbed methane), which would not have a substantial long-term impact on the Company's ability to conduct operations.

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

Not Applicable

ITEM 5.  OTHER INFORMATION.

Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits.

Not applicable.

(b)  Reports on Form 8-K.


A report on Form 8-K regarding the acquisition of Amoco Production Company's Cottontail Pass Federal Unit was filed on July 16, 1998. An amendment to this Form 8-K was filed on September 3, 1998.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                   EVERGREEN RESOURCES, INC.
                                                   (Registrant)




Date:   November 10, 1998                    By:   /s/ Kevin R. Collins
                                                  -----------------------
                                                    Kevin R. Collins
                                                    VP - Finance
                                                    Chief Financial Officer