Form 10-K405
period 1998-12-31
EVERGREEN RESOURCES INC
filed 1999-03-16
CIK 353943

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

                   For The Fiscal Year Ended December 31, 1998

                                       or

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                        For the Transition Period From     to
                                                      -----  -----

                         COMMISSION FILE NUMBER 0-10077

                            EVERGREEN RESOURCES, INC.
             (Exact name of registrant as specified in its charter)

               COLORADO                                    84-0834147
    (State or other jurisdiction of                     (I.R.S. Employer
     incorporation or organization)                    Identification No.)

            1401 17TH STREET
            SUITE 1200
            DENVER, COLORADO                                  80202
 (Address of principal executive offices)                   (Zip Code)

                                 (303) 298-8100
              (Registrant's telephone number, including area code)

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K, is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

     As of March 11, 1999, the Registrant had 11,209,477 common shares outstanding, and the aggregate market value of the common shares held by non-affiliates was approximately $124,185,000 based upon the closing price of $17.50 per share for the common stock on March 11, 1999,reported by NASDAQ.

DOCUMENTS INCORPORATED BY REFERENCE: DEFINITIVE PROXY MATERIALS FOR 1999 ANNUAL MEETING OF STOCKHOLDERS - PART III, ITEMS 10,11,12, AND 13.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                TABLE OF CONTENTS

                                      PART I                                Page
                                                                            ----
    Item 1.   Business....................................................     4
    Item 2.   Properties..................................................    14
    Item 3.   Legal Proceedings...........................................    21
    Item 4.   Submission of Matters to a Vote of
                   Security Holders.......................................    21



                                     PART II

    Item 5.   Market for Registrant's Common Equity
                   and Related Stockholder Matters........................    22
    Item 6.   Selected Financial Data.....................................    23
    Item 7.   Management's Discussion and Analysis of
                   Financial Condition and Results
                   of Operations..........................................    24
    Item 7A.  Quantitative and Qualitative Disclosure about Market Risk...    30
    Item 8.   Financial Statements and Supplementary Data.................    30
    Item 9.   Changes in and Disagreements with Accountants
                   on Accounting and Financial Disclosure.................    31


                                    PART III

    Item 10.  Directors and Executive Officers of the
                   Registrant.............................................    31
    Item 11.  Executive Compensation......................................    31
    Item 12.  Security Ownership of Certain Beneficial
                   Owners and Management..................................    31
    Item 13.  Certain Relationships and Related Transactions..............    31


                                     PART IV

    Item 14.   Exhibits, Consolidated Financial Statement Schedules
                   and Reports on Form 8-K................................    32

    Signatures............................................................ 33-34

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

AVERAGE FINDING COST. The average amount of total capital expenditures, including acquisition costs, and exploration and abandonment costs, for oil and natural gas activities divided by the amount of proved reserves added in the specified period.

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

                                     PART I

ITEM 1.   BUSINESS

GENERAL

     Evergreen Resources, Inc. ("Evergreen" or "the Company"), is a Colorado corporation organized on January 14, 1981. Evergreen is an independent energy company engaged in the exploration, development, production, operation and acquisition of oil and gas properties. Evergreen's primary focus is on developing and expanding its coalbed methane properties located on approximately 200,000 gross acres in the Raton Basin in southern Colorado. Evergreen also holds exploration licenses on approximately 513,000 acres onshore in the United Kingdom, and an oil and gas exploration contract on approximately 2.4 million acres in northern Chile.

     Evergreen maintains its principal executive offices at Suite 1200, 1401 17th Street, Denver, Colorado 80202, and its telephone number is (303) 298-8100.

     The authorized capitalization of the Company is 50,000,000 shares of no par value common stock, of which 11,142,613 shares were issued and outstanding at December 31, 1998, and 25,000,000 shares of $1.00 par value preferred stock, none of which were issued and outstanding at December 31, 1998.

     This report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including statements regarding, among other items,
(i) the Company's growth strategies, (ii) anticipated trends in the Company's business and its future results of operations, (iii) market conditions in the oil and gas industry, (iv) the ability of the Company to make and integrate acquisitions and (v) the outcome of litigation and the impact of governmental regulation. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, many of which are beyond the Company's control. Actual results could differ materially from those implied by these forward-looking statements as a result of, among other things, a decline in natural gas production, a decline in natural gas prices, incorrect estimations of required capital expenditures, increases in the cost of drilling, completion and gas gathering, an increase in the cost of production and operations, an inability to meet growth projections, and/or changes in general economic conditions. Actual results could materially differ and could be adversely affected by the information set forth under the headings "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business and Properties." In light of these risks and uncertainties, there can be no assurance that actual results will be as projected in the forward-looking statements.

     For a discussion of the development of the Company's business, see Item 2.

FOCUS - RATON BASIN

     The Company's current operations are principally focused on developing and expanding its coalbed methane project located in the Raton Basin in southern Colorado.

     Evergreen is one of the largest holders of oil and gas leases in the Raton Basin with approximately 200,000 gross acres. In addition, the Company's daily gas sales represent approximately 70% of the gas currently sold from the Raton Basin. Evergreen currently has 173 net producing gas wells on its Raton Basin properties and four exploratory wells which are subject to further evaluation. The Company has identified approximately 800 drilling locations on its Raton Basin acreage, of which 343 were included in the Company's proved reserve base at December 31, 1998. These proven locations comprise approximately 43% of the Company's total acreage in the Raton Basin. Evergreen intends to spend approximately $35 million over the next year on the further development of the Raton Basin, including drilling approximately 80 wells and expanding and upgrading its gathering and compression facilities.

     At December 31, 1998, Evergreen had estimated net proved reserves of 405 Bcfe with a PV-10, before future income tax expense of approximately $215 million. Natural gas constituted all of Evergreen's estimated net proved reserves, all of which were located in the Raton Basin and 60% of which were developed. Evergreen has a 100% working interest in the majority of its Raton Basin acreage and wells, and also owns the gathering systems and related equipment associated with these wells. The Company acts as operator for all of its Raton Basin properties.

     Since the completion of a pipeline from the Raton Basin and the corresponding commencement of Company gas sales in early 1995, the Company has achieved substantial growth in reserves and production. Evergreen's estimated net proved reserves have increased from approximately 63 Bcfe at March 31, 1995 to 405 Bcfe at December 31, 1998. Over this period, the number of producing wells and average gross daily production increased from 9 wells and 1.5 MMcf to 173 wells and 43 MMcf, respectively. Since inception of the Company's drilling efforts in the Raton Basin, the Company has drilled and tested a total of 130 producing wells and achieved a 98% success rate. An additional 43 wells were acquired through property acquisitions in 1998 for a total of 173 producing wells.

     Evergreen believes that it has gained significant experience in coalbed methane exploration and development, including the utilization of enhanced drilling, completion and production techniques developed over a number of years. This experience has enabled the Company to increase per well production and to achieve low finding and development costs. From inception of its Raton Basin project through December 31, 1998, the Company spent approximately $93 million on the drilling and completion of its wells, pipelines, gathering systems, compression equipment and the acquisition of additional working interests, which represents a total finding and development cost of $0.22 per Mcfe.

     In addition, the Company's lease operating expenses ("LOE") and general and administrative costs per Mcfe have declined steadily since Raton Basin gas sales began in early 1995. For the year ended December 31, 1995, Evergreen's lease operating expenses and general and administrative costs were $0.88 per Mcfe and $0.94 per Mcfe, respectively, as compared to $0.34 per Mcfe and $0.19 per Mcfe, respectively, for the year ended December 31, 1998.

     The Raton Basin is an onshore depositional and structural basin that is approximately 80 miles long and 50 miles wide, located in southern Colorado and northern New Mexico. The Raton Basin contains two coal bearing formations, the Vermejo formation coals located at depths of between 450 and 3,500 feet and the shallower Raton formation coals, located at depths from the surface to approximately 2,000 feet. To date, Evergreen's production has been from the Vermejo formation coals; however, Evergreen believes that the Raton formation coal seams may be profitably exploited as well.

     Approximately 133,900 acres of the Company's 200,000 gross acres in the Raton Basin have been included in three federal units, which simplifies lease maintenance for the Company. Formation of these federal units allows Evergreen, as unit operator, to base development decisions within the unit on technical, geologic and geophysical data, rather than on the fulfillment of lease term obligations.

INTERNATIONAL PROJECTS

     UNITED KINGDOM. Evergreen holds licenses on approximately 513,000 acres onshore in the United Kingdom. The Company believes that there are potential opportunities to develop coalbed methane reserves within these license areas. To date, Evergreen has spent approximately $8.5 million on this project and is holding discussions with potential industry partners for the purpose of further evaluating and developing the licensed areas. Evergreen will spend approximately $3 million in 1999 to drill gob gas wells and maintain the licenses.

     The Company has recently completed a 3D seismic program in the United Kingdom in an area in which Evergreen plans to drill a multi-well pilot coalbed methane project. Evergreen is holding discussions with potential industry partners for the purpose of evaluating and developing the Current Licenses and will not start the pilot program until a partner has been secured. The
Company has recently purchased a drilling rig for this project. This rig initially will be tested in the Raton Basin in early March and shipped to the United Kingdom for the drilling of the seven wells in the second half of 1999.

     FALKLAND ISLANDS. The Falkland Islands consortium, in which Evergreen has a net 2% interest, has completed operations on the second well (and the industry's fifth well) in the North Falklands Basin. Well 14/9-2 was spudded on October 13, 1998, and finished drilling on October 28, 1998. It reached a total depth of approximately 8,000 feet and was plugged and abandoned as a dry hole with oil shows.

     CHILE. In March 1997, the Government of Chile awarded an oil and gas exploration license to Evergreen on two 5,000 square kilometer (approximately
1.2 million acre) blocks in northern Chile. Evergreen has a 75% working interest in the blocks and will serve as operator. Empresa Nacional del Petroleo ("ENAP"), the Chilean-owned energy company, holds the remaining 25% working interest. Evergreen expects to engage in surface, geologic mapping, ground based magnetic and gravity surveys and conduct a proprietary 2D seismic program over the next two years at an aggregate cost to the Company of approximately $2.2 million.

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

     In order to implement its strategy, Evergreen will seek to:

  - ACCELERATE DEVELOPMENT OF THE RATON BASIN. Since commencement of the Company's drilling program in 1993, the Company has drilled a total of 152 wells in the Raton Basin. Of this total, 130 are currently in production, and 4 are exploratory and subject to further evaluation. The Company plans to drill approximately 80 wells in 1999. During 2000, the Company plans to drill approximately 80 wells and expand its gathering and compression facilities. The Company's capital budget for the 1999 drilling and expansion program is approximately $35 million. The expansion program will be funded by cash flow from operations and available borrowings under the Company's $75 million credit facility.

  - MAINTAIN CONTROL OF OPERATIONS. The Company acts as operator for all of its producing properties within the Raton Basin and controls all phases of drilling, completion and well stimulation. The Company also constructs and operates all of its gas gathering systems, which have been specifically designed to optimize production from coalbed methane wells. By operating its producing properties, Evergreen believes it has greater control over its expenses and the timing of exploration and development of such properties. The Company is also the designated operator for its United Kingdom and Chilean projects.

  - IMPROVE AND EXPAND GAS MARKETING CAPABILITIES IN THE RATON BASIN. Evergreen's natural gas sales from the Raton Basin commenced upon the completion of a pipeline system in January 1995, which connected the Company's gathering system to the Colorado Interstate Gas Co. ("CIG") pipelines. In early September 1998, CIG completed the Campo Lateral expansion project. The expansion significantly lowers pipeline pressures and increases initial pipeline capacity from the Raton Basin to 100 MMcf of gas per day, up from 47 MMcf per day.

  - PURSUE INTERNATIONAL OPPORTUNITIES. The Company seeks to identify attractive international oil and gas projects that require relatively small capital investments but which have potential for favorable returns. Since 1992, the Company has obtained onshore exploration licenses covering approximately 513,000 acres in the United Kingdom and an oil and gas exploration license on approximately 2.4 million acres in northern Chile. The Company expects to spend approximately $3 million in 1999 for the development of its international projects. Evergreen will seek additional partners to help minimize the Company's upfront capital requirements and other costs associated with development of these projects.

  - ACQUIRE ADDITIONAL PROPERTY INTERESTS. In 1998 and 1996, the Company acquired additional property interests in the Raton Basin totaling approximately 97 Bcf of estimated proved reserves at an average acquisition cost of $0.34 per Mcf. The Company expects that it will continue to evaluate and make acquisitions of oil and gas properties located in its principal areas of operation and in other areas that provide attractive investment opportunities, particularly where the Company can add value through its technical expertise.

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

     The expanding production in the Raton Basin led CIG to file with the Federal Energy Regulatory Commission (the "FERC") for approval to construct a new, 115-mile, 16-inch pipeline connecting CIG's Picketwire Lateral pipeline near Trinidad, Colorado to its mainline compressor station at Campo, Colorado (the "Campo Lateral"). Now completed, the Campo Lateral has initial capacity of up to approximately 100 MMcf per day, which more than doubles the pipeline capacity previously available from the Raton Basin. The pipeline capacity may be further expanded through the use of additional compression facilities. In August 1997, the Company entered into a new agreement with CIG having a term of 15 years which entitles the Company to firm transportation of its Raton Basin gas through the Campo Lateral. The Company committed to transport natural gas from the Raton Basin through this new pipeline commencing in September 1998. The initial commitment was 25 MMcf per day, increasing every six months to 41 MMcf per day, 18 months after the commencement. In 1998, the Company acquired certain properties in the Raton Basin and additionally assumed firm transportation commitment of 12 MMcf per day. As of March 1, 1999, the Company has total firm commitments of 42 MMcf per day. Subject to available capacity in the pipeline, the Company has the first right to increase its volumes up to 100 MMcf per day. Evergreen believes that the CIG agreement will expand the range of customers to which it can market its gas, thereby potentially increasing the prices Evergreen will receive for its gas. The CIG contract provides for delivery of the Company's gas into interstate pipelines in Texas, from which it can be transported to Midwest and East Coast markets. Absent the Campo Lateral, the Company would be restricted in the total production that could be transported from the Raton Basin.

     MAJOR CUSTOMERS. Evergreen has two major customers Aquila Energy Corporation and Natural Gas Transmission Services, Inc., which purchased approximately 45%, and 44%, respectively, of the Company's gas production for the year ended December 31, 1998. Based on the general demand for gas, the loss of either or both of these customers would not be expected to have a material adverse effect on Evergreen's business. None of the Company's existing marketing agreements obligates the Company to continue sales to any particular gas purchaser for a period longer than 12 months. As the Company's base of production grows in the Raton Basin, the Company hopes to be able to enter into long-term contracts with end users at favorable prices. Currently, the Company's gas is sold at spot market prices or under contracts for terms of one year or less.

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

     Commencing in April 1992, the FERC issued Order Nos. 636, 636-A, 636-B and 636-C ("Order No. 636"), which require interstate pipelines to provide transportation services separate, or "unbundled," from the pipelines' sales of gas. Also, Order No. 636 requires pipelines to provide open access transportation on a nondiscriminatory basis that is equal for all natural gas shippers. Although Order No. 636 does not directly regulate the Company's production activities, the FERC has stated that it intends for Order No. 636 to foster increased competition within all phases of the natural gas industry. It is unclear what impact, if any, increased competition within the natural gas industry under Order No. 636 will have on the Company's activities. Although Order No. 636, assuming it is upheld in its entirety, could provide the Company with additional market access and more fairly applied transportation service rates, Order No. 636 could also subject the Company to more restrictive pipeline imbalance tolerances and greater penalties for violation of those tolerances. Order No. 636 and subsequent FERC orders issued in individual pipeline restructuring proceedings have been the subject of appeals, the results of which have generally supported the FERC's open-access policy. In 1997, the United States Court of Appeals for the District of Columbia Circuit largely upheld Order No. 636. Because further review of certain of these orders is still possible and other appeals remain pending, it is difficult to predict the ultimate impact of the orders on the Company and its production efforts.

     The FERC has announced several important transportation-related policy statements and proposed rule changes on matters relevant to the Company's business, including the appropriate manner in which interstate pipelines release capacity under Order No. 636 and, more recently, the price which shippers can charge for their released capacity. In addition, in 1995, the FERC issued a policy statement on how interstate natural gas pipelines can recover the costs of new pipeline facilities. In January 1996, the FERC issued a policy statement and a request for comments concerning alternatives to its traditional cost-of-service rate making methodology. A number of pipelines have obtained FERC authorization to charge negotiated rates as one such alternative. In February 1997, the FERC announced a broad inquiry into issues facing the natural gas industry to assist the FERC in establishing regulatory goals and priorities in the post-Order No. 636 environment. While these changes would affect the Company only indirectly, they are intended to further enhance competition in the natural gas markets. The Company cannot predict what action the FERC will take on these matters, nor can it predict whether the FERC's actions will achieve its stated goal of increasing competition in natural gas markets. However, the Company does not believe that it will be treated materially differently than other natural gas producers and markets with which it competes.

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

     The FERC has also recently issued numerous orders confirming the sale and abandonment of natural gas gathering facilities previously owned by interstate pipelines and acknowledging that if the FERC does not have jurisdiction over services provided thereon, then such facilities and services may be subject to regulation by state authorities in accordance with state law. A number of states have either enacted new laws or are considering the adequacy of existing laws affecting gathering rates and/or services. Other state regulation of gathering facilities generally includes various safety, environmental, and in some circumstances, nondiscriminatory take requirements, but does not generally entail rate regulation. Thus, natural gas gathering may receive greater regulatory scrutiny of state agencies in the future. The Company's gathering operations could be adversely affected should they be subject in the future to increased state regulation of rates or services, although the Company does not believe that it would be affected by such regulation any differently than other natural gas producers or gatherers. In addition, the FERC's approval of transfers of previously-regulated gathering systems to independent or pipeline affiliated gathering companies that are not subject to FERC regulation may affect competition for gathering or natural gas marketing services in areas served by those systems and thus may affect both the costs and the nature of gathering services that will be available to interested producers or shippers in the future.

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

     The Company conducts certain operations on federal oil and gas leases, which are administered by the Minerals Management Service (the "MMS"). The MMS has issued a notice of proposed rulemaking in which it proposes to amend its regulations governing the calculation of royalties and the valuation of crude oil produced from federal leases. This proposed rule would modify the valuation of procedures for both arm's length and non-arm's length crude oil transactions to decrease reliance on oil posted prices and assign a value to crude oil that better reflects market value, establish a new MMS form for collecting value differential data, and amend the valuation procedure for the sale of federal royalty oil. Similar rulemaking regarding natural gas royalties has also been considered by the agency, but there is no current proposed rule on this issue for natural gas. The Company cannot predict what action the MMS will take on this matter, nor can it predict at this stage of the rulemaking proceeding how the Company might be affected by this amendment to the MMS' regulations.

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

     ENVIRONMENTAL MATTERS. Extensive federal, state and local laws affecting oil and natural gas operations, including those carried on by the Company, regulate the discharge of materials into the environment or otherwise protect the environment. Numerous governmental agencies issue rules and regulations to implement and enforce such laws which are often difficult and costly to comply with and which carry substantial penalties for failure to comply. Some laws, rules and regulations relating to the protection of the environment may, in certain circumstances, impose "strict liability" for environmental contamination, rendering a person liable for environmental damages, cleanup costs and, in the case of oil spills in certain states, consequential damages without regard to negligence or fault on the part of such person. Other laws, rules and regulations may restrict the rate of oil and natural gas production below the rate that would otherwise exist or even prohibit exploration or production activities in environmentally sensitive areas. In addition, state laws often require some form of remedial action to prevent pollution from former operations, such as closure of inactive pits and plugging of abandoned wells. Legislation has been and continues to be proposed in Congress from time to time that would reclassify certain exempt oil and gas exploration and production wastes as "hazardous wastes." This reclassification which would make such wastes subject to much more stringent handling, disposal and clean-up requirements. If such legislation were to be enacted, it could have a significant impact on the operating costs of the Company, as well as the oil and gas industry in general. Initiatives to further regulate the disposal of oil and gas wastes are also pending in certain states and may include initiatives at county, municipal and local government levels. These various initiatives could have a similar impact on the Company. The regulatory burden on the oil and natural gas industry increases its cost of doing business and consequently affects its profitability.

     Compliance with these environmental requirements, including financial assurance requirements and the costs associated with the cleanup of any spill, could have a material adverse effect upon the capital expenditures, earnings or competitive position of the Company and its subsidiaries. The Company believes that it is in substantial compliance with current applicable environmental laws and regulations and that continued compliance with existing requirements will not have a material adverse impact on the Company. Nevertheless, changes in environmental law have the potential to adversely affect the Company's operations. For example, the U.S. Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), also known as the "Superfund" law, imposes liability, without regard to fault or the legality of the original conduct, on certain classes of persons with respect to the release of a "hazardous substance" into the environment. These persons include the owner or operator of the disposal site or sites where the release occurred and companies that disposed or arranged for the disposal of the hazardous substances found at the site. Persons who are or were responsible for releases of hazardous substances under CERCLA may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources, and it is not uncommon for neighboring landowners and other third parties to file claims for personal injury or property damages allegedly caused by the hazardous substances released into the environment. Under CERCLA, certain oil and gas materials and products are, by definition, excluded from the term "hazardous substances." At least two federal courts have recently held that certain wastes associated with the production of crude oil may be classified as hazardous substances under CERCLA. Similarly, under the federal Resource, Conservation and Recovery Act ("RCRA") certain oil and gas materials and wastes are exempt from the definition of "hazardous wastes." This exemption continues to be subject to judicial interpretation and increasingly stringent state regulation. During the normal course of its operations, the Company generates or has generated in the past exempt and non-exempt wastes, including hazardous wastes, that are subject to the RCRA and comparable state statutes. The U.S. Environmental Protection Agency ("EPA") and various state agencies continue to promulgate regulations that limit the disposal and permitting options for certain hazardous and non-hazardous wastes.

     The Company currently owns or leases, and has in the past owned or leased, several properties that for many years have been used to store and maintain equipment that was regularly used to explore for and produce oil and gas. In particular, current and prior operations of the Company included oil and gas production in the Rocky Mountain states and the portion of the Permian Basin within the State of New Mexico. Although the Company utilized operating and disposal practices that were standard for the industry at the time, hydrocarbons, materials or other wastes may have been disposed of or released on or under the properties owned or leased by the Company or on or under other locations where such wastes have been taken for disposal. In addition, many of these properties have from time to time been operated by third parties whose treatment and disposal or release of hydrocarbons or other wastes was not under the Company's control. These properties and the waste disposed thereon may be subject to CERCLA, RCRA, and analogous state laws. Under such laws, the Company could be required to remove or remediate previously disposed wastes (including wastes disposed of or released by prior owners or operators) or property contamination (including groundwater contamination).

     In connection with its coalbed methane gas production, the Company from time to time conducts production enhancement techniques, including various activities designed to fracture the coalbed formation. While production enhancement techniques are performed by the Company in substantial compliance with the requirements set forth by the State of Colorado, neither Colorado nor the EPA regulates this coalbed formation fracturing as a form of underground injection. On August 7, 1997, the U.S. Court of Appeals for the Eleventh Circuit held, in a case brought by a citizens environmental organization, that hydraulic fracturing performed in coalbed methane gas production in Alabama falls within the definition of "underground injection" as defined in the federal Safe Drinking Water Act and, therefore, EPA is required to regulate this activity. As a consequence of this holding, the Eleventh Circuit also granted a petition filed by the plaintiff in the case to review EPA's refusal to initiate proceedings that would withdraw federal approval of Alabama's Underground Injection Control program. It is not known whether EPA will apply the court's ruling in this decision outside of the Eleventh Circuit (Alabama, Georgia, and Florida). Nevertheless, it is possible that hydraulic fracturing of coalbeds for methane gas production will become regulated within the United States as a form of underground injection, resulting in the imposition of stricter performance standards
(which, if not met, could result in diminished opportunities for methane gas production enhancement) and increased administrative and operating costs for the Company. Management of the Company cannot predict at this time whether regulation of hydraulic fracturing as a form of underground injection will have an adverse material effect on the Company's operations or financial position. However, such regulation is not expected to be any more burdensome to the Company than it would be to other similarly situated companies involved in coalbed methane gas production or tight gas sands production within the United States.

     Also in connection with its coalbed methane gas production, the Company may produce naturally occurring groundwater as a by-product of the production of methane gas. This produced groundwater is either reinjected into the subsurface or stored or disposed of in evaporation ponds or natural collection features located on the surface at or near the wellsite pursuant to federal, state and local statutes and regulations. In some cases, the produced groundwater is used for stock watering, agricultural or dust suppression purposes, also pursuant to federal, state and local regulation. The legal and regulatory classification of this produced groundwater remains unclear under the environmental laws discussed above as well as under the federal Clean Water Act ("CWA"), a strict liability statute, which governs the permitted and unpermitted discharge of "pollutants" to "waters of the United States." Under the CWA and various other state regulations, EPA, the State of Colorado Department of Public Health and the Environment and the Colorado Oil and Gas Conservation Commission each continue to assert administrative and regulatory enforcement authority over the storage and disposal of such produced groundwater. These agencies' classification or characterization of either: (1) such produced groundwater as a "pollutant," or (2) the storage, use and disposal of such water on the surface as a "discharge to waters of the United States" could have a significant impact on the regulatory treatment of this groundwater management practice and Evergreen's understanding of its past compliance in connection with the CWA.

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

     At this time, the Company has no plans to make any material capital expenditures for environmental control facilities. See Item 3- Legal Proceedings regarding Southern Colorado C.U.R.E. v. Evergreen Operating Corporation.

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

EMPLOYEES

     At March 1, 1999, the Company had 64 full time employees.

CERTAIN RISKS

     VOLATILITY OF NATURAL GAS PRICES. The Company's revenues, operating results, profitability, future rate of growth and the carrying value of its gas properties are substantially dependent upon prevailing market prices for oil and gas. Historically, the markets for gas have been volatile and in certain periods have been depressed by excess domestic and imported supplies. Such volatility is expected to recur in the future. Various factors beyond the control of the Company will affect prices of oil and gas, including worldwide and domestic supplies of oil and gas, the ability of the members of the Organization of Petroleum Exporting Countries to agree to and maintain oil price and production controls, political instability or armed conflict in oil or gas producing regions, the price and level of foreign imports, the level of consumer demand, the price, availability and acceptance of alternative fuels, the availability of pipeline capacity, and weather conditions. In addition to market factors, actions of state and local agencies and the United States and foreign governments affect oil and gas prices. These external factors and the volatile nature of the energy markets make it difficult to estimate future prices of gas. Any substantial or extended decline in the price of gas would have a material adverse effect on the Company's financial condition and results of operations. Such decline could reduce the Company's cash flow and borrowing capacity and both the value and the amount of the Company's gas reserves.

     In order to reduce its exposure to short-term fluctuations in the price of natural gas, the Company enters into hedging arrangements from time to time. The Company's hedging arrangements apply to only a portion of its production and provide only partial price protection against declines in natural gas prices. In addition, the Company's hedging arrangements limit the benefit to the Company of increases in the price of natural gas. See "Management's Discussion and Analysis of Financial Condition and Results of Operations Hedging Transactions" and "Quantitative and Qualitative Disclosure About Market Risk."

     UNCERTAINTY OF RESERVE INFORMATION AND FUTURE NET REVENUE ESTIMATES. There are numerous uncertainties inherent in estimating quantities of proved oil and natural gas reserves and their values, including many factors beyond the Company's control. Estimates of proved undeveloped reserves, which comprise a significant portion of the Company's reserves, are by their nature uncertain. The reserve information set forth in this Form 10-K represents estimates only. Although the Company believes such estimates to be reasonable, reserve estimates are imprecise by nature and may materially change as additional information becomes available.

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

     OPERATING HAZARDS. The oil and natural gas business involves certain operating hazards such as well blowouts, craterings, explosions, uncontrollable flows of oil, natural gas or well fluids, fires, formations with abnormal pressures, pipeline ruptures or spills, pollution, releases of toxic gas and other environmental hazards and risks, any of which could result in substantial losses to the Company. The availability of a ready market for the Company's natural gas production also depends on the proximity of reserves to, and the capacity of, natural gas gathering systems and pipelines. The Company delivers natural gas through gas pipelines that it does not own. Federal and state regulation of natural gas and oil production and transportation, tax and energy policies, changes in supply and demand and general economic conditions all could adversely affect the Company's ability to produce and market its natural gas. In addition, the Company may be liable for environmental damage caused by previous owners of property purchased or leased by the Company. As a result, substantial liabilities to third parties or governmental entities may be incurred, the payment of which could reduce or eliminate the funds available for exploration, development or acquisitions and result in losses to the Company. In accordance with customary industry practices, the Company maintains insurance against some, but not all, of such risks and losses. The Company carries business interruption insurance in varying amounts based upon the estimated time to cause the covered facilities to become operational. The Company may elect to self-insure if management believes that the cost of insurance, although available, is excessive relative to the risks presented. The occurrence of an event that is not covered, or not fully covered, by insurance could have a material adverse effect on the Company's financial condition and results of operations. In addition, pollution and environmental risks generally are not fully insurable.

     DEPENDENCE ON GATHERING AND TRANSPORTATION FACILITIES. All of the Company's current production consists of natural gas. The marketability of the Company's gas production depends in part upon the availability, proximity and capacity of gas gathering systems, pipelines and processing facilities. Federal and state regulation of gas and oil production and transportation, general economic conditions, changes in supply and changes in demand all could adversely affect the Company's ability to produce, gather and transport its natural gas. If market factors were to change materially, the financial impact on the Company could be substantial. The Company is a party to gas transportation contracts that require the Company to transport minimum volumes. If the Company ships smaller volumes, it may be liable for damages proportional to the shortfall. The Company expects to meet its volume obligations with respect to the Raton Basin transportation agreement. If the Company is unable to meet its firm transportation commitments, the commitment must be paid for but can be deferred and utilized at a later date. While the Company believes that its production in the Raton Basin will be more than adequate to meet volume requirements, unforeseen events, including production problems or substantial decreases in the price for natural gas, could cause the Company to ship less than the required volumes, resulting in losses on the transportation contracts.

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

     SOUTHERN UTE INDIAN TRIBE V. AMOCO PRODUCTION COMPANY LITIGATION. On October 21, 1998, President Clinton signed into law a bill that protects existing royalty ownership of coalbed methane gas produced from existing oil and gas leases, where the coal rights were severed and owned by the Federal Government. In the Company's opinion this legislation favorably eliminates the uncertainty regarding title ownership on any of Evergreen's existing acreage in the Raton Basin. This legislation was introduced in response to a July 20, 1998, U.S. Court of Appeals for the Tenth Circuit ruling, Southern Ute Indian Tribe v. Amoco Production Company, which held that coalbed methane rights may be included in the definition of "coal" rather than "gas."

ITEM 2.   PROPERTIES

OPERATIONS

     The Company's wholly-owned subsidiary, Evergreen Operating Corporation ("EOC"), is primarily responsible for drilling, evaluation and production activities associated with various properties and for negotiating the sales of oil and gas production from the properties. As of March 1, 1999, EOC was serving as operator for approximately 173 producing wells owned by the Company.

     The Company believes that, as operator, it is in a better position to control costs, safety, and timeliness of work as well as other critical factors affecting the economics of a well or a property, including maintaining good community relations.

     EOC presently operates wells which represent 100% of Evergreen's proved reserves.

OIL AND GAS RESERVES

     The table below sets forth the Company's quantities of proved reserves, as estimated by independent petroleum engineers, Netherland Sewell & Associates, Inc. and Resource Services International, Inc., all of which were located in the continental U.S., and the present value of estimated future net revenues from these reserves on a non-escalated basis discounted at 10 percent per year as of periods indicated. There has been no major discovery or other favorable or adverse event that is believed to have caused a significant change in estimated proved reserves subsequent to December 31, 1998.

                                             DECEMBER 31,       DECEMBER 31,       DECEMBER 31,
                                                1998               1997               1996
                                                ----               ----               ----
Estimated Proved Gas Reserves (Mcf)          404,936,200        224,413,800        150,719,700

Estimated Proved Oil Reserves (Bbls)          ---                 ---                    2,600

Present Value of Future Net Revenues
(before future income tax expense)          $214,674,600       $159,325,900        $70,498,500

     Reference should be made to Supplemental Oil and Gas Information beginning on page F-20 of this report for additional information pertaining to the Company's proved oil and gas reserves. During fiscal 1998, the Company did not file any reports that include estimates of total proved net oil or gas reserves with any federal agency other than the Securities and Exchange Commission.

PRODUCTION

     The following table sets forth the Company's net oil and gas production for the periods indicated.

                                                YEAR              YEAR          NINE MONTHS
                                                ENDED             ENDED            ENDED
                                             DECEMBER 31,      DECEMBER 31,     DECEMBER 31,
                                                1998              1997             1996
                                                ----              ----             ----
        Natural Gas (Mcf)                    10,021,400         6,401,500       2,104,400
        Crude Oil & Condensate (Bbls)               ---               ---             ---


AVERAGE SALES PRICES AND LOE

     The following table sets forth the average sales price and the average LOE per Mcfe, for the periods indicated.

                                   YEAR             YEAR          NINE MONTHS
                                  ENDED             ENDED            ENDED
                               DECEMBER 31,     DECEMBER 31,      DECEMBER 31,
                                   1998             1997              1996
                                   ----             ----              ----
Average sales price
   Natural gas (per Mcf)            $1.90             $1.90            $1.66
   Oil (per Bbl)                      ---               ---              ---
Average LOE (per Mcfe)              $0.34             $0.31            $0.33

PRODUCTIVE WELLS

     The following table sets forth, as of December 31, 1998, the number of gross and net productive oil and gas wells. Productive wells are producing wells and wells capable of production, including shut-in wells.

                                      PRODUCTIVE WELLS
                            OIL                             GAS
                            ---                             ---
                    Gross             Net           Gross             Net
              ------------------  ------------  ---------------  --------------
                     --               --             173              159

ACREAGE

     At December 31, 1998, Evergreen held developed and undeveloped acreage as set forth below:

         LOCATION

                                  DEVELOPED ACRES           UNDEVELOPED ACRES                  TOTAL
                                  ---------------           -----------------                  -----
                                  GROSS       NET           GROSS         NET            GROSS          NET
                                ---------  ---------     -----------  -----------     -----------  -----------
   Colorado                       51,600     47,200         156,900      135,300         208,500      182,500
   United Kingdom*                 --         --            377,000      377,000         377,000      377,000
   Falkland Islands                --         --            400,600        8,000         400,600        8,000
   Chile                           --         --          2,400,000    1,800,000       2,400,000    1,800,000
                                ---------  ---------     -----------  -----------     -----------  -----------
              Total               51,600     47,200       3,334,500    2,320,300       3,386,100    2,367,500
                                ---------  ---------     -----------  -----------     -----------  -----------
                                ---------  ---------     -----------  -----------     -----------  -----------


*Subsequent to year-end the Company acquired an additional 136,000 acres in the United Kingdom, which increases the total acreage to 513,000.

     The following table sets forth the expiration dates of the gross and net acres subject to Colorado leases summarized in the table of undeveloped acreage.

                                                                                            ACRES EXPIRING
                                                                                         -------------------
                                                                                           GROSS       NET
                                                                                           -----       ---
   Twelve Months Ended:
   December 31, 1999...................................................................     4,500     2,400
   December 31, 2000 and later.........................................................     1,100     1,100

DRILLING ACTIVITIES

     The Company's drilling activities for the periods indicated are set forth below:

                                                          YEAR                     YEAR                NINE MONTHS
                                                          ENDED                    ENDED                  ENDED
                                                       DECEMBER 31              DECEMBER 31            DECEMBER 31
                                               -------------------------- ---------------------- ------------------------
                                                          1998                     1997                    1997
                                                          ----                     ----                    ----
                                                  GROSS          NET        GROSS        NET       GROSS            NET
                                                  -----          ---        -----        ---       -----            ---
Exploratory Wells:
     Productive...........................            0            0            4          4           0              0
     Dry..................................            0            0            0          0           0              0
                                                  -----        -----        -----      -----       -----          -----
                                                      0            0            4          4           0              0
Development Wells:
     Productive...........................           50           50           56         56          28             28
     Dry..................................            0            0            0          0           0              0
                                                  -----        -----        -----      -----       -----          -----
                                                     50           50           56         56          28             28

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

     DEVELOPMENT HISTORY AND EXPECTED FUTURE DEVELOPMENT. Exploration for coalbed methane began in the Raton Basin in the late 1970s and continued through the late 1980s, with several companies drilling and testing over 100 wells during this period. The absence of a pipeline to transport gas out of the Raton Basin prevented full-scale development until January 1995, when CIG's Picketwire Lateral became operational.

     Since December 1991, Evergreen has acquired oil and gas leases covering approximately 200,000 gross acres in the Raton Basin. The initial 70,000 acres were acquired from Amoco Production Company ("Amoco") in 1991 by direct purchase without overriding royalties. The majority of the acreage remaining was purchased during 1992 and 1993 from individual owners under various lease terms. Generally, the lease terms provide for a 12 1/2% royalty interest to the owner of the mineral rights. In August 1993, a four well evaluation program was conducted by the Company. Based on positive results from the initial four wells, the Company made the decision, in August 1994, to focus all domestic efforts on development of the Raton Basin. Evergreen currently has 173 net producing gas wells on its Raton Basin properties.

     In March 1995, the Federal Bureau of Land Management ("BLM") designated approximately 67,000 acres of Evergreen's leases in the Raton Basin as a federal unit called the Spanish Peaks Unit. In December 1997, the BLM approved an additional 6,300 acres of leases to be included in the Spanish Peaks Unit, for a total of 73,300 acres. In January 1997, the BLM designated an additional 33,000 acres of Evergreen's leases as a federal unit called the Sangre de Cristo Unit. Additionally, in July 1998, the Company acquired a 100% working interest in 27,590 gross acres in the Cottontail Pass Federal Unit from Amoco. The Cottontail Pass Unit is situated between Evergreen's Spanish Peaks and Sangre de Cristo Units. Evergreen has been named the operator for all three of these units. Formation of a unit simplifies lease maintenance so that Evergreen, as the operator, can base development decisions within the unit on geologic, operational and cultural considerations rather than the fulfillment of lease-term obligations.

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

     Prior to the acquisitions of the Cottontail Pass Unit and acreage in the Long Canyon and Lorencito areas (discussed below), the Company's principal development activities in the Raton Basin had been in the Spanish Peaks Unit. The Company currently has 130 producing wells in this Unit and expects to drill approximately 80 wells there in 1999. Current production from the Spanish Peaks Unit is approximately 36 MMcf per day. The Company has identified approximately 400 drilling locations in its Spanish Peaks Unit, of which 207 were included in the Company's proved reserve base at December 31, 1998. These identified locations comprise approximately 52% of the Company's total acreage in the Spanish Peaks Unit. The Company has also drilled two exploratory wells in the northern portion of the Spanish Peaks Unit to determine the development potential for commercial production of the shallower Raton formation coals, as well as the Vermejo formation coals.

     The Company's development activities in the Sangre de Cristo Unit have consisted solely of the drilling of four exploratory wells. These exploratory wells will test production levels, provide additional geologic control, and also will fulfill unit obligations. The Company will be required to construct a compression facility and a gathering facility to enable gas production and sales from this unit. No reserves from wells in the Sangre de Cristo Unit are included in the Company's reserve base.

     Effective July 1, 1998, Evergreen acquired approximately 100% of the working interest in 27,590 acres in Amoco's Cottontail Pass Federal Unit. Included in the acquisition were 28 producing wells and gathering facilities. Total daily production is approximately 5 MMcf per day. The Company estimates that there are approximately 100 additional drilling locations in the Unit.

     Effective December 31, 1998, the Company acquired 41,000 gross acres in the Long Canyon and Lorencito areas located in the southern Colorado portion of the Raton Basin. The properties included 19 currently producing wells with daily production of approximately 1.5 MMcf per day. Evergreen has identified 160 potential drilling locations on the acreage, in which it will hold working interests of between 53% and 75% and serve as operator.

     RATON BASIN GEOLOGY. In the Raton Basin, Evergreen produces methane almost entirely from the Vermejo coals, consisting of several individual seams ranging in thickness between 1 and 12 feet, and at drilling depths between 450 and 3,500 feet below the surface. The entire Vermejo coal interval ranges from 5 to 50 feet thick through the Raton Basin, being thickest in the center of the Basin, which the Company's acreage surrounds. The coal beds and surrounding sedimentary rocks formed during the late Cretaceous to early Tertiary period, between 65 and 40 million years ago. The Raton Basin is a highly asymmetric downward fold in the earth's crust that is approximately 80 miles long north to south and about 50 miles wide east to west. Plant material accumulated in thick layers within coastal swamps in the Raton Basin and was subsequently buried and subjected to heat and pressure which formed the coals. Since these coals were buried, continued mountain building in combination with basin downwarping, created an extensive series of faults and fractures in the coals and surrounding rocks. Later, the area was intruded by hot liquid rock or "magma" from lower in the earth's crust, which cooled to form two large mountain structures in the center of the Raton Basin known as the Spanish Peaks. The magma moved up through existing faults and fractures and created additional fractures that radiate outward from the Spanish Peaks. As the magma cooled, its heat altered the surrounding rocks, including the Vermejo and Raton coalbeds. The Company believes that the simultaneous downwarping of the Raton trough and Larimide age mountain building with subsequent relaxation (extension) and the subsequent magmatic intrusions into the Raton Basin have matured the coals and enhanced the ability of the Vermejo and Raton coals to yield coalbed methane gas.

     In the Raton Basin, the Company has found some coal seams to be continuous between wells over distances of several miles, though the thickness of these beds are variable. Evergreen is currently completing its wells in the Vermejo coal beds, and expects to test the Raton coal beds extensively this year. Individual wells are often completed to produce gas from 5 to 15 individual coalbeds with individual thickness between 1 and 12 feet.

COALBED METHANE VERSUS TRADITIONAL NATURAL GAS

     Methane is the primary commercial component of the natural gas stream produced from traditional gas wells. Methane also exists in its natural state in coal seams. Natural gas produced from traditional wells also contains, in varying amounts, other hydrocarbons. However, the natural gas produced from coalbeds generally contains only methane and, after simple water dehydration, is pipeline-quality gas.

     Coalbed methane production is similar to traditional natural gas production in terms of the physical producing facilities and the product produced. However, the subsurface mechanisms that allow the gas to move to the wellbore and the producing characteristics of coalbed methane wells are very different from traditional natural gas production. Unlike conventional gas wells, which require a porous and permeable reservoir, hydrocarbon migration and a natural structural or stratigraphic trap, the coalbed methane gas is trapped in the molecular structure of the coal itself until released by pressure changes resulting from the removal of insitu water.

     Methane is a common component of coal since methane is created as part of the coalification process, though coals vary in their methane content per ton. In addition to being in open spaces in the coal structure, methane is absorbed onto the inner coal surfaces. When the coal is hydraulically fracture stimulated and exposed to lower pressures through the de-watering process, the gas leaves (desorbs from) the coal. Whether a coalbed will produce commercial quantities of methane gas depends on the coal quality, its original content of gas per ton of coal, the thickness of the coal beds, the reservoir pressure and the existence of natural fractures (permeability) through which the released gas can flow to the wellbore. Frequently, coalbeds are partly or completely saturated with water. As the water is produced, internal pressures on the coal are decreased, allowing the gas to desorb from the coal and flow to the wellbore. Contrary to traditional gas wells, new coalbed methane wells often produce water for several months and then, as the water production decreases, natural gas production increases because the coal seams are being de-watered and the resultant pressure on the coal decreases.

     In order to establish commercial gas production rates, a permanent conduit between the individual coal seams and the wellbore must be created. This is accomplished by hydraulically creating and propping open with special quality sand, artificial fractures within the coal seams (known as "fracing" in the industry) so the pathway for gas migration to the wellbore is enhanced. These fractures are filled (propped) with uniformed sized sand and become the conduits for methane to reach the well. The ability of gas to move through the coal or rocks to the wellbore from its place of origination in the formation is the key determinant of the rate at which a well will produce.

     COALBED METHANE TECHNOLOGY. The Company, working in conjunction with its contractors, has developed what it believes to be effective procedures for fracing the Vermejo coals in its Raton Basin wells. In addition, the Company has developed well completion and specialized drilling techniques that are suited to its Raton Basin wells. Traditional gas wells are drilled with the use of rotary drill bits cooled and lubricated by drilling fluids or "mud." Coalbed methane production is particularly sensitive to the natural permeability of the coals. Exposing the Raton Basin coals to drilling mud appears to significantly reduce the permeability of the coals by plugging the cleat system and natural fractures in the coals. The Company, therefore, uses percussion air drilling (similar to a jackhammer) without traditional drilling muds in drilling its wells.

     WATER PRODUCTION AND DISPOSAL. To date, the majority of the water produced from the Company's Raton Basin coal seams has been low in total dissolved solids, allowing the Company, operating under permits issued by the State of Colorado, to discharge the water into well-site pits and off well-site evaporation ponds. If more brackish water is encountered in subsequent wells, it may be necessary to drill specialized injection wells to re-inject the produced water back into the underground rock formations.

     RATON BASIN PRODUCTION. Evergreen's natural gas sales from the Raton Basin did not commence until the completion of a pipeline system in January 1995, which connected the Company's Raton Basin wells to the CIG pipelines. From January 1995 through December 1998, Evergreen sold an aggregate of approximately
18.5 Bcf of coalbed methane gas from the Raton Basin. Gross daily production from the field currently exceeds 43 MMcf per day. Because of the importance of removing water from the coal seams to enhance gas production, Evergreen expects to continue production from more modest wells because of the beneficial ambient effect of pressure reduction in adjacent, more productive wells. Each well creates its own "cone of depression" in the water saturation around the wellbore. The Company believes that some of its Raton Basin wells on adjacent 160-acre drill sites have already created overlapping cones of depression, enhancing gas production in each well.

     The Raton Basin gas does not contain significant amounts of contaminants, such as hydrogen sulfide, carbon dioxide or nitrogen, that are sometimes present in traditional natural gas production. Therefore, the properties of the Raton Basin gas, such as heat content per unit volume (Btu), are very close to the average properties of pipeline gas from conventional gas wells.

INTERNATIONAL PROPERTIES AND OPERATIONS

     UNITED KINGDOM. In 1991 and 1992, the Company's wholly-owned subsidiary, Evergreen Resources (U.K.) Ltd. ("ERUK"), was awarded seven onshore United Kingdom hydrocarbon exploration licenses for the development of coalbed methane gas and conventional hydrocarbons (the "Original Licenses"). The Original Licenses provided ERUK with the largest onshore acreage position in the United Kingdom, covering substantially all of six distinct onshore United Kingdom basins.

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

     In 1997, under a new onshore licensing regime implemented by the U.K. Department of Trade and Industry, Evergreen converted its Original Licenses to new onshore Licenses, called Petroleum Exploration and Development Licenses (the "Current Licenses"). In connection with such conversion, the Company relinquished rights to approximately 259,000 acres, which were not considered highly prospective for coalbed methane development. Under the Current Licenses, the Company retains approximately 377,000 acres, which were high-graded for coalbed methane and conventional hydrocarbon potential. Subsequent to year-end, the Company acquired an additional 136,000 acres. The Current Licenses provide up to a 30-year term with optional periodic relinquishment of portions of the Licenses, subject to future development plans. There are no royalties or burdens encumbering these Licenses. Work commitments for acreage retained will include the drilling of three wells in 1999.

     Evergreen believes that a major coalbed methane resource exists within the areas subject to the Current Licenses. However, further evaluation will be required to confirm such belief and determine the economic viability of extracting any such reserves. Evaluation is expected to occur on a License-by-License basis, since success or lack of success on one License may not be translated to similar results on other Licenses or separate geologic basins. Evergreen will spend approximately $3 million in 1999 to drill gob gas wells and maintain the Licenses.

     The Company has recently completed a 3D seismic program in the United Kingdom in an area in which Evergreen plans to drill a multi-well pilot coalbed methane project. Evergreen is holding discussions with potential industry partners for the purpose of evaluating and developing the Current Licenses and will not start the pilot program until a partner has been secured. The Company has recently purchased a drilling rig for this project. This rig initially will be tested in the Raton Basin and shipped to the United Kingdom for the drilling of the seven wells in the second half of 1999.

     In addition to the drilling of coalbed methane wells, the Company will drill approximately 5-6 gob gas wells. Gob gas is essentially methane gas that has collected in abandoned underground coal mines. Evergreen plans to establish marketing arrangements for its future gas production by first supplying this gob gas to local electric power plants. The Company plans to start the gob gas drilling and production in the second half of 1999.

     FALKLAND ISLANDS. The Falkland Islands consortium, in which Evergreen has a net 2% interest, has completed operations on the second well (and the industry's fifth well) in the North Falklands Basin. Well 14/9-2 was spudded on October 13, 1998, and finished drilling on October 28, 1998. It reached a total depth of approximately 8,000 feet and was plugged and abandoned as a dry hole with oil shows.

     The abandonment of well 14/9-2 completes the initial drilling campaign on Tranche A. The two wells on Tranche A have established good source rocks and potential reservoir rocks. The consortium will assess the data gathered from the two wells to determine the future strategy for the acreage.

     CHILE. In March 1997, the Government of Chile awarded an oil and gas exploration license to Evergreen on two 5,000 square kilometer (approximately
1.2 million acres) blocks in northern Chile. Evergreen has a 75% working interest in the blocks and will serve as operator. ENAP, the Chilean-owned energy company, holds the remaining 25% working interest. The Chilean government will initially receive a 10% royalty on production up to 10,000 barrels per day, which increases up to a maximum of 35% on production in excess of 100,000 barrels per day.

     Evergreen and ENAP will share work commitments proportionately for the periods of time stated as Exploration Periods for each block as set forth in the table below:

    EXPLORATION
      PERIOD         TERM                            WORK COMMITMENT
      ------         ----                            ---------------
         *1          1 year         Geologic mapping, land based magnetic and gravity surveys
        **2          2 years        200 km seismic data
          3          2 years        1 exploratory well
        4-9          1 year each    1 exploratory well

     *  Commenced June, 1997 - fulfilled
     ** Committed

     Evergreen and ENAP may relinquish up to 100% of the blocks at the end of each exploration period. If the blocks go into production, the contracts will last 35 years.

     Evergreen expects that the foregoing activities will require capital expenditures over the next two years of approximately $2.2 million.

OFFICE AND OPERATIONS FACILITIES

     The Company leases its corporate offices in Denver, Colorado. Effective May 1, 1998, the Company entered into a new ten year office lease for approximately $267,500 per year. The Company believes the new office space will be sufficient for the foreseeable future.

ITEM 3.   LEGAL PROCEEDINGS

     Except for the proceedings referenced below, the Company is not involved in any material pending legal proceedings to which the Company or its subsidiary is a party or to which any of its property is subject.

     On July 13, 1998, Southern Colorado C.U.R.E. filed a lawsuit under the citizen suit provision of the Clean Water Act in the U.S. District Court for the District of Colorado against EOC, related to its coalbed methane drilling operations in the Raton Basin near Trinidad, Colorado. The Company's gas production produces naturally occurring groundwater as a by-product of its coalbed methane gas production operations. The storage, use and disposal of the produced groundwater in evaporative ponds and natural collection features located on the surface at or near the wellsite, and the legal and regulatory treatment of this practice, underlie the lawsuit. EOC is also subject to federal, state and local environmental laws and regulations, and is currently participating with the EPA and the State of Colorado in the investigation of certain practices in connection with these operations. An evaluation of costs of potential liabilities associated with this investigation cannot be reasonably determined at this time. The Company does not expect that the lawsuit or the investigation, or the environmental costs or contingent liabilities of either, if any, will have a material adverse effect on its consolidated financial position or its results of operations.

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding the settlement of the Evergreen versus Amoco Production Company lawsuit.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not applicable.

                                     PART II

ITEM 5.   MARKET FOR EVERGREEN'S COMMON STOCK AND RELATED SECURITY HOLDER
          MATTERS

PRINCIPAL MARKET

     The Company's Common Stock is included for quotation in the NASDAQ National Market under the market symbol "EVER." The following table sets forth the range of high and low sales prices per share for the periods indicated, as reported by the NASDAQ National Market:

                                                                                 HIGH            LOW
                                                                                 ----            ---
     Year Ended December 31, 1996
           First Quarter................................................        $6.13          $4.88
           Second Quarter...............................................         7.38           5.38
           Third Quarter................................................         7.25           5.50
           Fourth Quarter...............................................         8.38           5.50
     Year Ended December 31, 1997
           First Quarter................................................        $8.50          $7.38
           Second Quarter...............................................        10.50           6.75
           Third Quarter................................................        16.13           9.75
           Fourth Quarter...............................................        20.75          12.62
     Year Ended December 31, 1998
           First Quarter................................................       $18.38         $13.25
           Second Quarter...............................................        19.62          16.31
           Third Quarter................................................        22.75          13.75
           Fourth Quarter...............................................        24.13          16.63

     On March 11, 1999, the last reported sales price for the Common Stock as reported by the NASDAQ National Market was $17.50 per share. At March 11, 1999, there were approximately 4,400 holders of record of the Company's Common Stock.

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

RECENT SALES OF UNREGISTERED SECURITIES

     On December 31, 1998, the Company issued 450,000 shares of Common Stock to a corporation as partial consideration for the acquisition of approximately 41,000 acres of coalbed methane property in the Raton Basin. Also on December 31, 1998, the Company issued 6,894 shares of Common Stock to two members of a limited liability company owning certain seismic equipment assets as consideration for the membership interests held by such individuals. The Company issued these shares of Common Stock in each case in reliance on the exemption from registration provided by Section 4 (2) of the Securities Act.

ITEM 6.   SELECTED FINANCIAL DATA

     The selected consolidated financial information presented below for the years ended December 31, 1998 and 1997, the nine months ended December 31, 1996, and the years ended March 31, 1996 and 1995, are derived from the consolidated financial statements of the Company. Effective with the period ended December 31, 1996, the Company began utilizing a December 31 year end.

     This information should be read in conjunction with the Consolidated Financial Statements and Notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations. Certain reclassifications have been made to prior financial statements to conform with current presentation.

                                                                                 NINE MONTHS
                                                                                    ENDED
                                                     YEARS ENDED DECEMBER 31,    DECEMBER 31,  YEARS ENDED MARCH 31,
                                                     ------------------------    ------------  ---------------------
                                                       1998           1997           1996        1996        1995
                                                    ----------     ----------     ----------  ----------  ----------
                                                                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Statement of Operations Data
 Revenues:
  Oil and gas production                              $ 19,063        $ 12,138      $ 3,502     $ 1,393     $ 1,916
  Equity in earnings of investment                         555             313          ---         ---         ---
  Interest and other                                       178             136          181         763         577
                                                    -----------   -------------   ----------  ----------  ----------
     Total revenues                                     19,796          12,587        3,683       2,156       2,493
                                                    -----------   -------------   ----------  ----------  ----------
 Expenses:
  Lease operating expenses                               3,356           2,007          701         657         994
  Depreciation, depletion and amortization               3,860           2,794          966         590         709
  General and administrative                             1,933           1,286          581         767         782
  Interest                                               1,870             778          193          36          29
  Other                                                    286             258          127         208         589
                                                    -----------   -------------   ----------  ----------  ----------
     Total Expenses                                     11,305           7,123        2,568       2,258       3,103
                                                    -----------   -------------   ----------  ----------  ----------

Net income (loss) before income taxes                    8,491           5,464        1,115        (102)       (610)
Income tax provision - deferred                          3,279             ---          ---          --         ---
                                                    -----------   -------------   ----------  ----------  ----------

Net income (loss)                                        5,212           5,464        1,115        (102)       (610)
Preferred stock dividends                                  ---             400          440         505          94
                                                    -----------   -------------   ----------  ----------  ----------
Net income (loss) attributable to common stock        $  5,212        $  5,064      $   675     $  (607)    $  (704)
                                                    -----------   -------------   ----------  ----------  ----------
                                                    -----------   -------------   ----------  ----------  ----------

Net income (loss) per common share
  Basic                                               $    .50        $    .53      $   .10     $  (.10)    $  (.13)
                                                    -----------   -------------   ----------  ----------  ----------
                                                    -----------   -------------   ----------  ----------  ----------
  Diluted                                             $    .47        $    .51      $   .10     $  (.10)    $  (.13)
                                                    -----------   -------------   ----------  ----------  ----------
                                                    -----------   -------------   ----------  ----------  ----------

Statement of Cash Flows Data
  Net cash provided by (used in):
  Operating activities                                $ 12,147        $  6,457      $ 1,524     $ 1,130     $   408
  Investing activities                                 (47,202)        (19,259)      (8,559)     (2,764)     (2,958)
  Financing activities                                  34,260          12,253        5,978       3,329       3,635

Balance Sheet Data:
  Cash and cash equivalents                           $  1,334        $  2,103      $ 2,640     $ 3,703     $ 2,038
  Total assets                                         139,626          87,306       68,244      44,172      39,140
  Total long term debt                                  47,045          14,841        1,174         191         ---
  Redeemable preferred stock                               ---             ---        6,000       7,500       3,750
  Total stockholders' equity                            79,679          64,152       52,364      31,589      32,202
  Cash dividends per share                                 ---             ---          ---         ---         ---

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THE FOLLOWING INFORMATION SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO PRESENTED ELSEWHERE IN THIS FORM 10-K. THE COMPANY FOLLOWS THE FULL-COST METHOD OF ACCOUNTING FOR OIL AND GAS PROPERTIES. SEE "SUMMARY OF ACCOUNTING POLICIES," INCLUDED IN NOTE 1 TO THE CONSOLIDATED FINANCIAL STATEMENTS.

GENERAL

     Evergreen is an independent energy company engaged in the exploration, development, operation and acquisition of oil and gas properties. Evergreen's primary focus is on developing coalbed methane properties located on approximately 200,000 gross acres in the Raton Basin in southern Colorado. The Company also holds exploration licenses on approximately 513,000 acres onshore in the United Kingdom, a net 2% interest in a consortium exploring offshore in the Falkland Islands, and an oil and gas exploration contract on approximately 2.4 million acres in northern Chile. Evergreen operates all of its producing properties.

     The following table sets forth certain operating data of the Company for the periods presented.

                                                                        NINE MONTHS
                                                YEARS ENDED                 ENDED              YEARS ENDED
                                                DECEMBER 31,            DECEMBER 31,             MARCH 31,
                                            1998            1997            1996            1996          1995
                                         ----------      ----------     -----------      ----------    ----------
PRODUCTION DATA:
   Natural gas (Mcf)......               10,021,400       6,401,500       2,104,400        941,200        781,700
   Oil (Bbls).............                       --              --              --          9,700         36,660
   Total (Mcfe)...........               10,021,400       6,401,500       2,104,400        999,400      1,001,300
AVERAGE SALES PRICE PER UNIT:
   Natural gas (per Mcf)..                    $1.90           $1.90           $1.66         $ 1.29         $ 1.67
   Oil (per Bbl)..........                       --              --              --          18.40          15.97
   Mcfe...................                     1.90            1.90            1.66           1.39           1.91
COST PER Mcfe:
   Average LOE............                    $ .34           $ .31           $ .33          $ .65          $ .99
   General and administrative                   .19             .20             .28            .77            .78
   Depreciation, depletion and
      amortization........                      .39             .44             .46            .59            .85

LIQUIDITY AND CAPITAL RESOURCES

     During the year ended December 31, 1998, the Company continued to demonstrate consistent growth over prior years in the areas of pre-tax net income, cash flow and gas reserves. Recent property acquisitions in the Raton Basin have enhanced Evergreen's position in the Basin with an increase in the number of drilling locations and with anticipated economies with its gas gathering system.

     During the year ended December 31, 1998, the Company acquired additional property interests in the Raton Basin. On July 2, 1998, Evergreen completed the acquisition of approximately 27,000 acres in the Cottontail Pass Federal Unit in the Raton Basin and 28 existing wells and related gathering facilities for $13.1 million in cash. Effective December 31, 1998, the Company acquired 41,000 gross acres in the Raton Basin and 17 producing wells for stock valued at $7.5 million, the assumption of approximately $750,000 in debt and $250,000 in cash. In the aggregate, the Company acquired a total of
60.4 MMcf of proved reserves at an acquisition finding cost of $0.36 per Mcf.

     The acquisition of the Cottontail Pass Federal Unit from Amoco resolved the preferential rights litigation between Evergreen and Amoco. On June 25, 1997, Evergreen filed an action seeking a declaratory judgement against Amoco regarding a proposed sale by Amoco of the Cottontail Pass Federal Unit, located in the Raton Basin. Evergreen, as a working interest owner in the unit, had a preferential right to purchase approximately 22,000 gross non-producing acres. Evergreen had tendered to Amoco notice of its intention to exercise this preferential right to purchase; however, Amoco contended that it did not receive valid notice of the preferential purchase rights from Evergreen. Evergreen sought a declaratory judgement that Evergreen had properly exercised its preferential right of purchase, and that Amoco was obligated to sell the properties covered by that right of purchase to Evergreen. On November 12, 1997, the court granted Evergreen's motion for summary judgement and ruled that Evergreen properly exercised its right of purchase for the subject properties. Subsequent to that ruling, the Company successfully negotiated the purchase of the entire Cottontail Pass Unit from Amoco.

     During 1999, the Company anticipates that it will drill approximately 80 wells in the Raton Basin and will spend approximately $45 million on its total exploration and development program. Drilling and gathering facilities will comprise approximately $35 million. Approximately 25% of the drilling and gathering costs will be incurred for the completion of a second compressor station in the northern portion of the Spanish Peaks Unit along with the related infrastructure, a 24-inch trunk gathering line and a 12-inch high pressure sales line that connects to the CIG's Picketwire Lateral. These items are required due to pressure constraints in the existing gathering system caused by increasing pressures and additional gas volumes from newer wells drilled. The compressor station and the infrastructure are needed to optimize production in the Spanish Peaks and Cottontail Pass Units.

     In addition, the Company plans to spend approximately $5 million in new equipment for a new well service company. In February 1999, the Company sold its 49% interest in Maverick Stimulation Company ("Maverick") for approximately $2.25 million. The new well service company will be a wholly-owned subsidiary of Evergreen. The well service company will provide fracture stimulation services, cement work, drilling and workovers. Evergreen anticipates an increase in quality control and cost savings from the services performed.

     The remaining budget is for international exploration, including the $3 million for drilling of the gob gas wells in the UK and other miscellaneous items. No budget has been allocated to the multi-well drilling program. Evergreen is holding discussions with potential industry partners for the purpose of evaluating and developing the Current Licenses and will not start the multi-well program until an investment in the project by a partner has been secured.

     The capital budget for 1999 is subject to review and adjustment depending on gas prices and the corresponding cash flow. The Company believes that cash flow from operations and available borrowings under its line of credit will be sufficient to fund 1999 capital expenditures for the Raton Basin and the drilling of gob gas wells in the UK. Future development of the Raton Basin and other projects will require additional capital. The Company believes it will have sufficient capacity to fund all of its projects for the foreseeable future through its anticipated cash flow and its lines of credit. However, as the Company continues to grow and expand, the Company believes that additional equity capital may be required to fund development of its projects.

     As of December 31, 1998, the Company currently had a $50 million revolving line of credit with a bank group consisting of Hibernia National Bank, as agent, Chase Bank of Texas and Paribas ("the Banks"). The line is available through June 2001. Advances pursuant to this line of credit are limited to a borrowing base, which is presently $50 million. At the Company's election, it may use either the London interbank offered rate ("Libor") plus a margin of 1.38% to 1.75% or the prime rate plus a margin of 0% to .25%, with margins on both rates determined on the average outstanding borrowings under the credit facility. The borrowing base is redetermined semi-annually by the Banks based upon reserve evaluations of the Company's oil and gas properties. The current borrowing base is less than the total borrowing base that could have been requested under the terms of the agreement. An annual facility fee of .375% is charged quarterly for any unused portion of the credit line. The agreement is collateralized by oil and gas properties and also contains certain net worth and ratio requirements. At December 31, 1998, $44,138,700 was outstanding under the line of credit. Effective March 1, 1999, the Company increased its line of credit to $75 million with the same terms and conditions as the current line of credit. As of March 1, 1999, the borrowing base is $75 million.

     The Company has a capital equipment lease with a bank with interest at 8.5% at December 31, 1998. The capital equipment lease has a term of five years ending April 2002, with an option to purchase the equipment at nominal amounts at the end of the lease term. The Company primarily leases compressors for the Raton Basin gas gathering system and other related production equipment. At December 31, 1998, the Company had approximately $4 million under the capital lease obligations.

     Prior to 1998, the Company had not been required to record income tax expense, primarily due to the availability of net operating loss carryovers. However, as a result of the recently reported profitability and the significant difference between the book and tax basis of assets, the Company will be required to provide for deferred income taxes in the statement of income in 1998 and subsequent years. The Company recorded a deferred tax provision of approximately $3,279,000 in 1998. The Company estimates that it will not be required to pay current income tax in the near future due to the availability of net operating loss carryforwards of approximately $30 million and current deductions for intangible drilling costs.

     Cash flows provided by operating activities were $12,147,100 for the year ended December 31, 1998 as compared to cash flows provided by operating activities of $6,547,400 for the year ended December 31, 1997. The significant increase in the cash flows provided by operating activities is due primarily to improved operating results as a result of increased gas production. The increased gas production is due to the drilling of additional wells and the acquisition of certain producing properties.

     Cash flows used in investing activities were $47,202,500 during the year ended December 31, 1998, versus $19,259,200 in 1997. The increase in 1998 was due to the continued development of the Raton Basin, investments in international projects and the acquisition of the Cottontail Pass Unit for $13,100,000.

     Cash flows provided by financing activities were $34,259,800 during the year ended December 31, 1998, as compared to cash flows provided by financing activities of $12,253,000 in 1997. The increase was due primarily to increased borrowings to fund the development of the drilling and gathering system in the Raton Basin as well as the acquisition of the Cottontail Pass Unit. In addition, the Company received proceeds from the exercise of stock purchase warrants of approximately $2,158,200. These borrowings and exercise of stock purchase warrants were offset by principal payments on capital leases of $1,061,100.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

     The Company reported net income of $5,212,000 or $0.47 per diluted share for the year ended December 31, 1998, compared to net income of $5,064,000 or $0.51 per diluted share for the same period in 1997. Pretax net income increased significantly to $8,491,000 in 1998, versus $5,464,000 in 1997. As a result of a deferred income tax provision of $3,279,000 in 1998 as compared to no deferred income tax provision in 1997, the Company's 1998 net income increased slightly as compared to 1997.

     Natural gas revenues increased to $19,063,000 during the year ended December 31, 1998 from $12,138,000 for the same period in the prior year. The significant increase of $6,925,000 in 1998 compared to 1997 or 57% was due to the increase in production and the acquisition of certain properties in the Raton Basin. The Company had 159 net producing wells in 1998, versus 89 in 1997. The number of producing wells in the Spanish Peaks Unit increased to 127 in 1998, versus 89 in 1997. The Company acquired approximately 32 net producing wells in two separate transactions in 1998. Gas production volumes in the Spanish Peaks Unit increased to 9,458,000 Mcf in 1998 versus 6,402,000 Mcf in 1997, or 48%. Gas production volumes from the acquired properties were 563,000 Mcf in 1998. The average gas price for 1998 and 1997 was $1.90 per Mcf.

     Equity in earnings of investment increased to $555,000 during the year ended December 31, 1998 as compared to $313,000 in 1997. Equity in earnings of investment is due to the Company's 49% ownership in Maverick, an oil and gas well servicing company. The Company accounts for the investment in Maverick under the equity method of accounting. The increase was due to Maverick's increase in sales volume and profitability in 1998 as compared to 1997. Subsequent to year-end, the Company sold its 49% interest in Maverick to the managing members of Maverick for cash of approximately $2.25 million. The closing of the transaction is expected to occur in April 1999. As a result of the sale of Maverick, the Company will not have future earnings from its investment for 1999. However, any loss of projected income in 1999 from Maverick will be more than offset by the gain on the sale of Evergreen's interest.

     Interest and other income increased to $178,000 during the year ended December 31, 1998 as compared to $137,000 in 1997. The increase is due to changes in cash management in 1998.

     Lease operating expenses for the year ended December 31, 1998 were $3,356,000 as compared to $2,007,000 for the same period in 1997. On an equivalent basis (Mcfe), lease operating expenses were $0.34 per Mcfe in 1998 versus $0.31 per Mcfe in 1997. The $0.03 increase for 1998 over the prior year is primarily due to an increase in water management costs. The increase in water management costs is due to drilling wells where there has been a significant increase in water production. The Company estimates that the lease operating expense per Mcfe will be at this higher level for some portion of the first quarter of 1999, but should decrease during the year. The decrease in lease operating expenses is expected due to the approval of the discharge permits effective late in January 1999 and the drilling of disposal wells in 1999.

     Depreciation, depletion and amortization expense for the year ended December 31, 1998 was $3,860,000 versus $2,794,000 in 1997. On an equivalent Mcfe basis, depreciation, depletion and amortization expense declined to $0.39 per Mcfe in 1998 as compared to $0.44 in 1997. The decrease in cost per Mcfe in 1998 as compared to 1997 is due to amortizing capital costs over a significantly greater number of units of proved reserves.

     General and administrative expenses were $1,933,000 during the year ended December 31, 1998 versus $1,286,000 in 1997. The increase in 1998 of $647,000 is due to the expected increase in the overall growth in corporate activity. During 1998, personnel costs increased due to the addition of new staff, salary increases and related benefits, insurance costs, office rent and other miscellaneous operating expense items. Although the overall general and administrative expenses increased for the year ended December 31, 1998, the cost per Mcfe decreased to $.19 in 1998 from $.20 in 1997. The oil and gas service income and the related cost of service have been reclassified and included with general and administrative expenses for the year ended December 31, 1998 and for all periods presented. Through March 1999, EOC operated properties for various third party working interest owners. In January 1999, the working interest owners sold those properties. As EOC will no longer receive overhead charges for the operation of those properties, the Company's general and administrative expenses will increase in future periods.

     Interest expense was $1,870,000 during the year ended December 31, 1998 as compared to $777,000 in 1997. The $1,093,000 increase for 1998 over the same period in the prior year is due to increased borrowings under the Company's line of credit to $44,139,000 from $10,812,000 in 1997. The increase in borrowings is due to the continuing development in the Raton Basin along with the acquisition of the Cottontail Pass Unit on July 2, 1998 in the amount of $13.1 million. On July 1, 1998, the Company increased its line of credit to $50 million and also changed the interest rate from a prime rate based loan to a Libor based rate. The change in interest rates decreased the Company's effective interest rate in the last half of 1998 by 142 basis points to 7.25%.

     Prior to 1998, the Company was not required to record income tax expense, primarily due to the availability of net operating loss carryforwards. However, as a result of the recently reported profitability and the significant difference between the book and tax basis of assets, the Company is required to provide for deferred income taxes in the statements of income in 1998 and subsequent years. The Company estimates that it will not be required to pay current income tax in the near future due to the availability of net operating loss carryforwards of approximately $30 million and current deductions for intangible drilling costs. For the year ended December 31, 1998, the Company recorded a deferred tax provision of $3,279,000.

     Other expense was $286,000 for the year ended December 31, 1998 as compared to $259,000 in 1997. Other expense in 1998 included a write-off of offering expenses of $220,000 related to the withdrawal of a registration on file with the Securities and Exchange Commission due to unfavorable market condition. Other expenses in 1997 included a write-off of a receivable in the amount of approximately $150,000 that was deemed uncollectible and gas gathering costs of $112,000.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO NINE MONTHS ENDED DECEMBER 31, 1996

     Net income for the year ended December 31, 1997 was $5,064,000 or $0.51 per diluted share, as compared to $675,000 or $0.10 per diluted share, for the nine months ended December 31, 1996. The increase in net income was primarily the result of the increase in natural gas net revenues resulting from an increase in gas production and gas prices and a twelve month reporting period as compared to a nine month reporting period.

     Natural gas revenues were $12,138,000 during the year ended December 31, 1997 as compared to $3,502,000 for the nine months ended December 31, 1996. The significant increase in oil and gas revenue during 1997, as compared to 1996, was attributable to substantially higher Raton Basin production volumes and higher natural gas prices and a twelve month reporting period as compared to a nine month reporting period. The average gas prices were $1.90 per Mcf for the year ended December 31, 1997 as compared to $1.66 per Mcf in 1996. Natural gas production increased to 6,401,500 Mcf for the year ended December 31, 1997 as compared to 2,104,400 Mcf for 1996.

     At December 31, 1997 there were 89 producing Raton Basin wells compared to 42 producing wells at December 31, 1996.

     Equity in earnings of investment was $313,000 for the year ended December 31, 1997. Equity in earnings of investment was due to the Company's 49% ownership in Maverick, an oil and gas well servicing company. The Company accounts for the investment in Maverick under the equity method of accounting. Prior to the year ended December 31, 1997, the Company's share of Maverick profits after intercompany elimination was not material. The increase in Maverick's net income in 1997 was due to the increase in its oil and gas stimulation services for third-party entities.

     Interest income and other decreased to $137,000 for the year ended December 31, 1997 from $180,000 for the nine months ended December 31, 1996. This decrease was due to less cash to invest as a result of the continued Raton Basin development.

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

     General and administrative expenses increased to $1,286,000 for the year ended December 31, 1997 as compared to $581,000 for the nine months ended December 31, 1996. The $705,000 increase was due to the general increase in overall corporate activity, including salaries and professional services and a twelve month reporting period as compared to a nine month reporting period. Although the overall expense increased for the twelve months ended December 31, 1997, the cost per Mcfe decreased to $.20 from the prior year cost per Mcfe of $0.28. The oil and gas service income and related cost of service have been reclassified and included with general and administrative for all periods presented.

     Interest expense increased to $777,000 for the year ended December 31, 1997 from $193,000 for the nine months ended December 31, 1996. This $584,000 increase was due to increased borrowings under the Company's line of credit and an increase in the capital equipment lease. The increased borrowings were made to fund the Raton Basin development.

     Other expenses increased to $259,000 for the year ended December 31, 1997 from $128,000 for the nine months ended December 31, 1996. The increase in other expenses was due primarily to the write-off of a receivable that was deemed uncollectible.

HEDGING TRANSACTIONS

     The Company enters into contractual obligations that require future physical delivery of its natural gas production to attempt to manage price risk with regard to a portion of its natural gas production. As of December 31, 1998, the Company had entered into contracts to sell approximately 10,000 MMbtu's per day through October 31, 1999 at a fixed price of $1.61 per Mcf. Subsequent to year-end the Company entered into contracts to sell approximately 20,000 MMBtu's per day for the period from April 1, 1999, through October 31, 1999, at an average fixed price of approximately $1.46 per Mcf. The total aggregate average fixed price for all contracts is approximately $1.50 per Mcf.

     The Company identifies minimum internal price targets and, assuming other market conditions are deemed favorable, the Company will enter into hedging contracts to manage price risk. See "Quantitative and Qualitative Disclosure About Market Risk."

INCOME TAXES AND NET OPERATING LOSSES

     As discussed in Note 7 of the Notes to the Company's Consolidated Financial Statements, the Company has net operating loss carryforwards for income tax purposes of approximately $30 million which expire beginning in 1999.

     The Company recorded a valuation allowance at December 31, 1996 equal to the excess of deferred tax assets over deferred tax liabilities as it was unable to determine that the deferred tax assets were more likely than not to be realized. As of December 31, 1997, the Company did not record a valuation allowance since management was able to determine that it was more likely than not that the deferred tax asset would be realized. Management expects to fully utilize its net operating loss carryforwards against reversing temporary differences.

     Prior to 1998, the Company has not been required to record income tax expense, primarily due to the availability of net operating loss carryforwards. However, as a result of the recently reported profitability and the significant difference between the book and tax basis of assets, the Company will be required to provide for deferred income taxes in the statements of income in 1998 and subsequent years. The Company estimates that it will not be required to pay current income tax in the near future due to the availability of net operating loss carryforwards of approximately $30 million and current deductions for intangible drilling costs.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Management believes the adoption of this statement will not have a material impact on the Company's financial statements.

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

     The Company believes that the Year 2000 problem will not pose material operational problems for the Company and that it is adequately prepared for the Year 2000. The Company's computer software provider has assured the Company that all of the Company's software is Year 2000 compliant (i.e. will function properly in the year 2000 and beyond). The Company's software provider provides written assurance that its products are Year 2000 compliant on its web site. To the Company's knowledge, after investigation, no "imbedded technology" (such as microchips in an electronic control system) of the Company poses a material Year 2000 problem.

     Because the Company believes that it has no material internal Year 2000 problems, the Company has not expended and does not expect to expend a significant amount of funds to address Year 2000 issues. It is Company policy to continue to review its suppliers' Year 2000 compliance and require assurance of Year 2000 compliance from new suppliers; however, such monitoring does not involve a significant cost to the Company.

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

     The Company is materially dependent on CIG for the delivery of the Company's gas. CIG has provided the Company with written assurances that a CIG internal task force has examined CIG's Year 2000 compliance and that CIG has no material Year 2000 problem.

     In the event that one or more of the Company's vendors were to have a material Year 2000 problem, the Company believes that the foreseeable consequences would be a temporary delay in revenue collection caused by an interruption in computerized billing (and not an interruption in the actual flow of the Company's coalbed methane), which would not have a substantial long-term impact on the Company's ability to conduct operations. The Company does not believe that any contingency planning is necessary to address this possibility.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company measures its exposure to market risk at any point in time by comparing the open positions to a market risk of fair value. The market prices the Company uses to determine fair value are based on management's best estimates, which consider various factors including: Closing exchange prices, volatility factors and the time value of money. At December 31, 1998, the Company was exposed to some market risk through interest rates on its long term debt, foreign currency and natural gas prices. At December 31, 1998, the Company's exposure to market risk was not material. See "Management's Discussion and Analysis of Financial Condition and Results of Operations- Hedging Transactions."

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                             PAGE
                                                                                             ----
           Report of Independent Certified Public Accountants...........................      F-1

           Consolidated Balance Sheets, December 31, 1998 and 1997......................      F-2

           Consolidated Statements of Income for the Years ended
           December 31, 1998 and 1997 and for the Nine Months ended December 31, 1996...      F-3

           Consolidated Statements of Stockholders' Equity for the Years ended
           December 31, 1998 and 1997 and for the Nine Months ended December 31, 1996...      F-4

           Consolidated Statements of Cash Flows for the Years ended
           December 31, 1998 and 1997 and for the Nine Months ended December 31, 1996...      F-5

           Consolidated Statements of Comprehensive Income for the Years ended
           December 31, 1998 and 1997 and for the Nine Months ended December 31, 1996...      F-6

           Notes to Consolidated Financial Statements...................................  F-7 to F-23

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

          Since the Company's inception, there have not been any Forms 8-K filed under the Securities and Exchange Act of 1934 reporting a change in accountants in which there was a reported disagreement on any matter of accounting principles or practices or financial statement disclosure.

                                    PART III

     The information required by Part III of Form 10-K is incorporated herein by reference to Registrant's definitive Proxy Statement to be filed in connection with the Annual Meeting of Shareholders to be held on May 11, 1999.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1)    See Index to Consolidated Financial Statements at Item 8.

(a)(2) All other schedules have been omitted because the required information is inapplicable or is shown in the notes to the financial statements.

(a)(3)         EXHIBITS:
       3.1 Articles of Incorporation as amended: Incorporated by reference to Exhibit 3.1 of the Company's Registration Statement on Form
               S-1, Commission File No. 33-273035, by reference to Exhibit I of the Company's Current Report on Form 8-K dated December 9,
               1994 and by reference to Exhibit 3.1 to the Company's Current
               Report on Form 8-K filed June 8, 1998
       3.2 Bylaws: Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed June 8, 1998.
       4.1     Shareholders' Rights Agreement: Incorporated by reference to
               Exhibit 2 of the Company's Current Report on Form 8-K dated July
               7, 1997.
      10.1     Revolving Note by and among Evergreen Resources, Inc. and
               Hibernia National Bank, Banque Paribas and Chase Bank of Texas,
               N.A., dated July 31, 1998.
      10.2     Firm Transportation Service Agreement Rate Schedule TF-1 between
               Colorado Interstate Gas Company and Primero Gas Marketing
               Company, Dated August 22, 1997: Incorporated by reference to
               Exhibit 10.2 of the Company's Registration Statement on Form S-3 filed on November 21, 1997, Commission File No. 333-40817.
      10.3     Deeds of Variation between The Secretary of State for Trade and
               Industry and Evergreen Resources (UK) Limited dated January 9,
               1997: Incorporated by reference to Exhibit 10.6 of the Company's
               Registration Statement on Form S-3 filed on November 21, 1997,
               Commission File No. 333-40817.
      10.4 Evergreen Resources, Inc. Initial Stock Option Plan: Incorporated by reference to the exhibit accompanying the Company's Definitive
               Proxy Statement Schedule 14A filed on April 20, 1998.
      10.5     Firm Transportation Service Agreement Rate Schedule TF-1 between
               Colorado Interstate Gas Company and Consolidated Industrial
               Services, Inc., dated March 20, 1997.
      10.6     Firm Transportation Service Agreement Rate Schedule TF-1 between
               Colorado Interstate Gas Company and Amoco Energy Trading corporation, dated November 1, 1997.
      21.0 Subsidiaries of registrant: Incorporated by reference to page F-7 of the Financial Statements included herein.
      22.0     Reserve Reports prepared by Netherland Sewell & Associates, Inc.
               and Resource Services International, Inc.
      24.1     Power of Attorney: contained on signature page.
      27.0     Financial Data Schedule.

(b) No reports on Form 8-K were filed by the Company during the last quarter of the fiscal year ended December 31, 1998.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      EVERGREEN RESOURCES, INC.

Date:    March 15, 1999               By:     /s/  Mark S.  Sexton
                                           -------------------------------------
                                           Mark S. Sexton

                                           President and Chief Executive Officer
                                           (Principal Executive Officer)


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

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date:   March 15, 1999                 /s/  Mark S. Sexton
                                    -------------------------------------------
                                    Mark S. Sexton
                                    President, Chief Executive Officer, and Director
                                    (Principal Executive Officer)


Date:   March 15, 1999                 /s/  Kevin R. Collins
                                    -------------------------------------------
                                    Kevin R. Collins, Vice President - Finance
                                    CFO and Treasurer
                                    (Principal Financial and Accounting Officer)


Date:   March 15, 1999                 /s/  Alain Blanchard
                                    -------------------------------------------
                                    Alain Blanchard, Director


Date:   March 15, 1999                 /s/  Dennis R. Carlton
                                    -------------------------------------------
                                    Dennis R. Carlton, Director


Date:   March 15, 1999                 /s/  Larry D. Estridge
                                    --------------------------------------------
                                    Larry D. Estridge, Director


Date:   March 15, 1999                 /s/  John J. Ryan III
                                    --------------------------------------------
                                    John J. Ryan III, Director


Date:   March 15, 1999                 /s/  Scott D. Sheffield
                                    --------------------------------------------
                                    Scott D. Sheffield, Director

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors
Evergreen Resources, Inc.
Denver, Colorado

We have audited the accompanying consolidated balance sheets of Evergreen Resources, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity, cash flows, and comprehensive income for years ended December 31, 1998 and 1997, and the nine month period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Evergreen Resources, Inc. and subsidiaries at December 31, 1998 and 1997 and the results of their operations and their cash flows for the years ended December 31, 1998 and 1997, and the nine month period ended December 31, 1996 in conformity with generally accepted accounting principles.


                                                  BDO SEIDMAN, LLP


Denver, Colorado
February 18, 1999

EVERGREEN RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS

                                                                                                  December 31,
                                                                                  -----------------------------------------
ASSETS
                                                                                            1998                1997
                                                                                            ----                ----
Current:
    Cash and cash equivalents                                                            $ 1,333,733         $ 2,103,168
    Accounts receivable (Note 2)                                                           4,728,722           3,610,448
    Other current assets                                                                     295,011             321,764
                                                                                       --------------      --------------
         Total current assets                                                              6,357,466           6,035,380
Property and equipment, at cost (Notes 3, 4, 5 and 15):
    based on the full cost method of accounting
    for oil and gas properties                                                           147,176,068          92,125,584
    Less accumulated depreciation, depletion and amortization                             19,400,469          15,361,174
                                                                                       --------------      --------------
    Net property and equipment                                                           127,775,599          76,764,410

Designated cash (Note 6)                                                                   2,781,716           2,142,883

Other assets (Note 1)                                                                      2,711,536           2,362,829
                                                                                       --------------      --------------
                                                                                        $139,626,317         $87,305,502
                                                                                       --------------      --------------
                                                                                       --------------      --------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                                     $ 1,240,110         $ 1,645,467
    Amounts payable to oil and gas property owners                                         2,947,345           2,968,827
    Accrued expenses and other                                                             1,515,427             478,252
    Current portion - capital lease (Note 5)                                               1,122,499           1,061,090
                                                                                       --------------      --------------
         Total current liabilities                                                         6,825,381           6,153,636

Production taxes payable (Note 6)                                                          2,781,716           2,142,883
Note payable (Note 4)                                                                     44,138,700          10,812,000
Obligations under capital lease, less current portion (Note 5)                             2,906,374           4,028,872
Deferred income taxes (Note 7)                                                             3,295,000              16,000
                                                                                       --------------      --------------
         Total liabilities                                                                59,947,171          23,153,391
                                                                                       --------------      --------------

Commitments and contingencies (Notes 3, 4, 5 and 13)

Stockholders' equity (Notes 8, 9 and 10):
   Common stock, $.01 stated value; shares authorized,
      50,000,000; shares issued and outstanding 11,142,613
      and 10,395,266                                                                         111,426             103,953
   Additional paid-in capital                                                             78,379,816          67,948,743
   Retained earnings (deficit)                                                             1,077,582          (4,134,705)
   Foreign currency translation adjustment                                                   110,322             234,120
                                                                                       --------------      --------------
         Total stockholders' equity                                                       79,679,146          64,152,111
                                                                                       --------------      --------------
                                                                                        $139,626,317         $87,305,502
                                                                                       --------------      --------------
                                                                                       --------------      --------------





SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

EVERGREEN RESOURCES, INC.
CONSOLIDATED STATEMENTS OF INCOME

                                                                                                             Nine Months
                                                                                Years Ended                       Ended
                                                                                December 31,                 December 31,
                                                                          1998                1997              1996
                                                                     ---------------    ---------------   ---------------
Revenues:
   Natural gas revenues (Note 11)                                      $19,062,968        $12,137,869       $ 3,502,385
   Equity in earnings of investment (Notes 1 and 14)                       555,400            313,179                --
   Interest and other                                                      178,327            136,532           180,474
                                                                      -------------      -------------     -------------

Total revenues                                                          19,796,695         12,587,580         3,682,859
                                                                      -------------      -------------     -------------

Expenses:
   Lease operating expense                                               3,356,412          2,007,388           700,875
   Depreciation, depletion and amortization                              3,860,128          2,793,946           965,794
   General and administrative expenses                                   1,932,865          1,286,287           580,898
   Interest expense                                                      1,869,743            777,373           192,685
   Other                                                                   286,260            258,511           127,672
                                                                      -------------      -------------     -------------

Total expenses                                                          11,305,408          7,123,505         2,567,924
                                                                      -------------      -------------     -------------

Net income before income taxes                                           8,491,287          5,464,075         1,114,935

Income tax provision - deferred (Note 7)                                 3,279,000                 --                --
                                                                      -------------      -------------     -------------

Net income                                                               5,212,287          5,464,075         1,114,935

Preferred stock dividends (Notes 8 and 9)                                       --            400,000           440,000
                                                                      -------------      -------------     -------------

Net income attributable to common stock                                $ 5,212,287        $ 5,064,075       $   674,935
                                                                      -------------      -------------     -------------
                                                                      -------------      -------------     -------------

Net income per share of common stock (Note 9)
         Basic                                                               $0.50              $0.53             $0.10
                                                                      -------------      -------------     -------------
                                                                      -------------      -------------     -------------
         Diluted                                                             $0.47              $0.51             $0.10
                                                                      -------------      -------------     -------------
                                                                      -------------      -------------     -------------






SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

EVERGREEN RESOURCES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1998
AND 1997 AND FOR THE NINE MONTHS ENDED DECEMBER 31, 1996

                                                                      Common Stock
                                                              ----------------------------
                                                                    $.01 Stated Value
                                                              ----------------------------     Additional
                                                                                                Paid-In
                                                                  Shares        Amount          Capital
                                                               ------------   -----------   --------------
Balance April 1, 1996                                            5,899,736     $  58,998     $ 41,822,026

Issuance of common stock pursuant to public offering
 (Note 9)                                                        2,000,000        20,000       10,226,780
Issuance of common stock for acquisition of PBI and
 limited partnership interests (Note 9)                          1,162,266        11,623        7,688,377
Issuance of common stock in exchange for redeemable
 preferred stock (Note 8)                                          230,770         2,308        1,497,692
Issuance of common stock for preferred stock
 dividend payment (Note 8)                                           3,077           307           19,693
Common stock issued to ESOP (Note 13)                               10,000           100           28,700
Issuance of common stock for services (Note 9)                      30,000           300           86,100
Other                                                                  471             -                -
Preferred stock dividends                                                -             -                -
Foreign currency translation                                             -             -                -
Net income                                                               -             -                -
                                                               ------------   -----------   --------------
Balance, December 31, 1996                                       9,336,320        93,636       61,369,368

Issuance of common stock in exchange for redeemable
 preferred stock (Note 8)                                          905,660         9,057        5,973,443
Issuance of common stock for services (Note 9)                      63,940           639          239,226
Exercise of stock purchase warrants (Note 9)                        89,346           621          366,706
Preferred stock dividends                                                -             -                -
Foreign currency translation                                             -             -                -
Net income                                                               -             -                -
                                                               ------------   -----------   --------------

Balance December 31, 1997                                       10,395,266       103,953       67,948,743

Issuance of common stock for services (Note 9)                      14,620           146          189,914
Exercise of stock purchase warrants (Note 9)                       276,555         2,766        2,181,515
Issuance of common stock for property interests (Note 9)           450,000         4,500        7,495,500
Warrants issued (Note 10)                                                -             -          478,764
Issuance of common stock for acquisitions and other                  6,172            61           85,380
Foreign currency translation                                             -             -                -
Net income                                                               -             -                -
                                                               ------------   -----------   --------------
Balance, December 31, 1998                                      11,142,613     $ 111,426     $ 78,379,816
                                                               ------------   -----------   --------------
                                                               ------------   -----------   --------------


                                                                                 Foreign
                                                                  Retained       Currency          Total
                                                                  Earinings     Translation     Stockholders'
                                                                  (Deficit)      Adjustment        Equity
                                                               --------------   ------------   --------------
Balance April 1, 1996                                           $ (9,873,715)    $ (418,472)    $ 31,588,837

Issuance of common stock pursuant to public offering
 (Note 9)                                                                  -              -       10,246,780
Issuance of common stock for acquisition of PBI and
 limited partnership interests (Note 9)                                    -              -        7,700,000
Issuance of common stock in exchange for redeemable
 preferred stock (Note 8)                                                  -              -        1,500,000
Issuance of common stock for preferred stock
 dividend payment (Note 8)                                                 -              -           20,000
Common stock issued to ESOP (Note 13)                                      -              -           28,800
Issuance of common stock for services (Note 9)                             -              -           86,400
Other                                                                      -              -                -
Preferred stock dividends                                           (440,000)                       (440,000)
Foreign currency translation                                               -        517,756          517,756
Net income                                                         1,114,935              -        1,114,935
                                                               ------------   -----------   --------------
Balance, December 31, 1996                                        (9,198,780)        99,284       52,363,508

Issuance of common stock in exchange for redeemable
 preferred stock (Note 8)                                                  -              -        5,982,500
Issuance of common stock for services (Note 9)                             -              -          239,865
Exercise of stock purchase warrants (Note 9)                               -              -          367,327
Preferred stock dividends                                           (400,000)             -         (400,000)
Foreign currency translation                                               -        134,836          134,836
Net income                                                         5,464,075              -        5,464,075
                                                               ------------   -----------   --------------
Balance December 31, 1997                                         (4,134,705)       234,120       64,152,111

Issuance of common stock for services (Note 9)                             -              -          190,060
Exercise of stock purchase warrants (Note 9)                               -              -        2,184,281
Issuance of common stock for property interests (Note 9)                   -              -        7,500,000
Warrants issued (Note 10)                                                  -              -          478,764
Issuance of common stock for acquisitions and other                        -              -           85,441
Foreign currency translation                                               -       (123,798)        (123,798)
Net income                                                         5,212,287              -        5,212,287
                                                               -------------  ------------   --------------
Balance, December 31, 1998                                      $  1,077,582     $  110,322     $ 79,679,146
                                                               --------------  ------------   --------------
                                                               ------------    ------------   --------------


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

EVERGREEN RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                                                               Nine Months
                                                                                 Years Ended                      Ended
                                                                                 December 31,                  December 31,
                                                                          1998                1997                 1996
                                                                    ---------------     ---------------     ----------------
Operating activities:
  Net income                                                          $  5,212,287        $  5,464,075        $  1,114,935
  Adjustments to reconcile net income  to cash
    provided by operating activities:
      Depreciation, depletion and amortization                           4,185,975           2,793,946             965,794
      Deferred income taxes                                              3,279,000                  --                  --
      Equity in earnings of investment                                    (555,400)           (313,179)                 --
      Stock issued for services and other                                  401,215             184,463              86,400
      Changes in operating assets and liabilities:
        Accounts receivable                                             (1,118,334)         (1,120,476)           (184,957)
        Other current assets                                               105,404            (207,784)             82,712
        Accounts payable                                                   690,642            (422,188)           (645,908)
        Accrued expenses and other                                         (53,641)             78,505             105,012
                                                                    ---------------     ---------------     ----------------

Net cash provided by operating activities                               12,147,148           6,457,362           1,523,988
                                                                    ---------------     ---------------     ----------------

Investing activities:
  Investment in property and equipment                                 (46,959,541)        (18,603,065)         (8,342,545)
  Proceeds from sale of oil and gas assets                                      --                  --             420,549
  Designated cash                                                         (638,833)           (649,769)           (723,038)
  Change in production taxes payable                                       638,833             649,769             723,038
  Change in other assets                                                  (242,915)           (656,097)           (636,868)
                                                                    ---------------     ---------------     ----------------

Net cash used in investing activities                                  (47,202,456)        (19,259,162)         (8,558,864)
                                                                    ---------------     ---------------     ----------------

Financing activities:
  Proceeds from notes payable                                           33,326,700          11,189,120                  --
  Principal payments on long-term debt                                          --                  --          (3,596,000)
  Principal payments on capital lease obligations                       (1,061,089)           (636,875)           (118,705)
  Proceeds from issuance of common stock, net                            2,158,193             348,982          10,246,780
  Dividends paid on preferred stock                                             --            (400,000)           (420,000)
  Debt issue costs                                                        (142,488)           (148,515)            (79,149)
  Change in cash held from operating oil and gas properties                (21,482)          1,900,295             (54,933)
                                                                    ---------------     ---------------     ----------------

Net cash provided in financing activities                               34,259,834          12,253,007           5,977,993
                                                                    ---------------     ---------------     ----------------

Effect of exchange rate changes on cash                                     26,039              11,661              (5,328)
                                                                    ---------------     ---------------     ----------------

Decrease in cash and cash equivalents                                     (769,435)           (537,132)         (1,062,211)

Cash and cash equivalents, beginning of period                           2,103,168           2,640,300           3,702,511
                                                                    ---------------     ---------------     ----------------

Cash and cash equivalents, end of period                              $  1,333,733        $  2,103,168        $  2,640,300
                                                                    ---------------     ---------------     ----------------
                                                                    ---------------     ---------------     ----------------


  SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

EVERGREEN RESOURCES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                                                                            Nine Months
                                                                               Years Ended                     Ended
                                                                               December 31,                 December 31,
                                                                          1998              1997                1996
                                                                   ------------------ ------------------ -----------------
Net income                                                              $5,212,287        $ 5,464,075        $1,114,935

Foreign currency translation adjustments                                  (123,798)           134,836           517,756
                                                                     --------------     --------------     -------------

Comprehensive net income                                               $ 5,088,489        $ 5,598,911        $1,632,691
                                                                     --------------     --------------     -------------
                                                                     --------------     --------------     -------------


  SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

EVERGREEN RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998 AND 1997 AND THE NINE MONTHS ENDED
DECEMBER 31, 1996


(1)    SUMMARY OF ACCOUNTING POLICIES

BUSINESS

       Evergreen Resources, Inc. ("Evergreen") is an independent energy company engaged in the exploration, development, production and acquisition of oil and gas properties. Evergreen's primary focus is on developing coalbed methane properties located on approximately 200,000 gross acres in the Raton Basin in southern Colorado. The Company also holds exploration licenses on approximately 500,000 acres onshore in the United Kingdom and an oil and gas exploration contract on approximately 2.4 million acres in northern Chile.

CONSOLIDATION

       The financial statements include the accounts of Evergreen and its wholly-owned subsidiaries (the "Company"): Evergreen Operating Corporation ("EOC"), Evergreen Resources (UK) Ltd., Powerbridge, Inc., and Primero Gas Marketing Company ("Primero").

       The companies are engaged in the operation, acquisition, exploration and development of oil and gas properties and also the marketing of natural gas. All significant intercompany balances and transactions have been eliminated in consolidation.

       The consolidated financial statements also include the Company's 49% ownership in Maverick Stimulation Company, LLC ("Maverick") and 40% ownership in Argos Evergreen Limited ("AEL"). The Company accounts for these investments by the equity method of accounting. All significant intercompany balances and transactions have been eliminated. Maverick provides pressure pumping and other oilfield services to the petroleum industry in the Rocky Mountain region. Maverick provides certain well stimulation services to the Company and during 1998 and 1997 such services amounted to $2,381,400 and $2,636,400, of which $347,100 and $302,000 was unpaid at year-end. The Company guaranteed approximately $560,000 of Maverick's outstanding debt at December 31, 1998. The investment in Maverick, including equity in earnings, was $1,458,500 and $1,002,300 at December 31, 1998 and 1997. The investment in Maverick is included in other assets in the accompanying consolidated financial statements. (See Note 14).

CHANGE IN FISCAL YEAR

       Effective with the period ended December 31, 1996, the Company elected to begin utilizing a December 31 year end. Therefore, the period ended December 31, 1996 represents a nine month short period and the years ended December 31, 1998 and 1997 represent twelve month periods.

FINANCIAL INSTRUMENTS

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

USES OF ESTIMATES

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates with regard to these financial statements include the estimate of proved oil and gas reserve volumes and the related present value of estimated future net cash flows (see supplemental oil and gas disclosures).

PROPERTY AND EQUIPMENT

       The Company follows the full-cost method of accounting for oil and gas properties. Under this method, all productive and nonproductive costs incurred in connection with the exploration for and development of oil and gas reserves are capitalized. Such capitalized costs include lease acquisition, geological and geophysical work, delay rentals, drilling, completing and equipping oil and gas wells, including salaries, benefits and other internal costs directly attributable to these activities. Evergreen capitalized $710,800, $542,200 and $243,600 of internal costs in 1998, 1997 and 1996. Costs associated with production and general corporate activities are expensed in the period incurred. Interest costs related to unproved properties and properties under development are also capitalized to oil and gas properties. If the net investment in oil and gas properties exceeds an amount equal to the sum of (1) the standardized measure of discounted future net cash flows from proved reserves (see Note 15), and (2) the lower of cost or fair market value of properties in process of development and unexplored acreage, the excess is charged to expense as additional depletion. Normal dispositions of oil and gas properties are accounted for as adjustments of capitalized costs, with no gain or loss recognized.

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

       The costs of certain unevaluated leasehold acreage, wells drilled and international concession rights are not being amortized. Costs not being amortized are periodically assessed for possible impairments or reductions in value. If a reduction in value has occurred, costs being amortized are increased or a charge is made against earnings for those international operations where a reserve base is not yet established.

       Gas gathering and support equipment are stated at cost. Depreciation and amortization for the Raton Basin gas gathering system is computed on the units-of-production method based upon total reserves of the field. Certain gas gathering system components and other support equipment are depreciated using the straight-line method over the estimated useful lives of the assets of 3 to 15 years.

       The Company applies Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets." Under SFAS No. 121, long-lived assets and certain intangibles are reported at the lower of the carrying amount or their estimated recoverable amounts.

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

INCOME TAXES

       The Company follows the liability method of accounting for income taxes under which deferred tax assets and liabilities are recognized for the future tax consequences. Accordingly, deferred tax liabilities and assets are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse.

ENVIRONMENTAL MATTERS

       Environmental costs are expensed or capitalized depending on their future economic benefit. Costs that relate to an existing condition caused by past operations and have no future economic benefit are expensed. Liabilities for future expenditures of a noncapital nature are recorded when future environmental expenditures and/or remediation is deemed probable, and the costs can be reasonably estimated. Costs of future expenditures for environmental remediation obligations are not discounted to their present value.

GENERAL AND ADMINISTRATIVE EXPENSES

       General and administrative expenses are reported net of amounts allocated to working interest owners of the oil and gas properties operated by Evergreen, net amounts charged for administrative and overhead costs, and net of amounts capitalized pursuant to the full cost method of accounting.

NET INCOME PER SHARE

       The Company applies SFAS No. 128, "Earnings Per Share" for the calculation of "Basic" and "Diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity.

CASH EQUIVALENTS

       The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

MARKET RISK

       The Company measures its exposure to market risk at any point in time by comparing the open positions to a market risk of fair value. The market prices the Company uses to determine fair value are based on management's best estimates, which consider various factors including: Closing exchange prices, volatility factors and the time value of money. At December 31, 1998, the Company was exposed to some market risk through interest rates on its long term debt, foreign currency and natural gas prices. At December 31, 1998, the Company's exposure to market risk was not considered significant.

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

STOCK OPTIONS

       The Company applies APB Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for all stock option plans. Under APB Opinion 25, compensation cost has been recognized for stock options granted in situations where the option price is less than the market price of the underlying common stock on the date of grant.

  SFAS No. 123, "Accounting for Stock-Based Compensation," requires the Company to provide pro forma information regarding net income as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in SFAS No. 123. To provide the required pro forma information, the Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model.

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

RECLASSIFICATIONS

       Certain items included in prior years' financial statements have been reclassified to conform to current year presentation.

COMPREHENSIVE INCOME

       During 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." The implementation of SFAS No. 130 required comparative information for earlier years to be restated. The Company has elected to report comprehensive income in a consolidated statement of comprehensive income. Comprehensive income is comprised of net income and all changes to stockholders' equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders.

RECENT ACCOUNTING PRONOUNCEMENTS

       In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Management believes the adoption of this statement will not have a material impact on the Company's financial statements.

(2)    ACCOUNTS RECEIVABLE

       The components of accounts receivable include the following:

                                                                    December 31,
                                                    -----------------------------------------
                                                           1998                   1997
                                                           ----                   ----
       Natural gas sales                                  $3,364,975            $2,298,861
       Joint interest billings                             1,363,747             1,311,587
                                                      ---------------       ---------------
                                                          $4,728,722            $3,610,448
                                                      ---------------       ---------------
                                                      ---------------       ---------------

(3)    PROPERTY AND EQUIPMENT

       Property and equipment includes the following:

                                                                                            December 31,
                                                                             ---------------------------------------
                                                                                      1998                1997
                                                                                      ----                ----
    Oil and Gas Properties:
        Proved oil and gas properties                                             $79,302,588         $58,937,182
        Unevaluated properties not subject to amortization                         25,567,370           9,700,838
        Accumulated depreciation, depletion and amortization                      (16,348,102)        (13,668,286)
                                                                              ----------------      --------------
        Net oil and gas properties                                                 88,521,856          54,969,734
                                                                              ----------------      --------------

    Gas gathering equipment                                                        31,364,608          20,801,818
    Construction in progress                                                        9,227,117           1,685,813
    Support equipment                                                               1,714,385             999,933
    Accumulated depreciation and amortization                                      (3,052,367)         (1,692,888)
                                                                              ----------------      --------------
    Net other property and equipment                                               39,253,743          21,794,676
                                                                              ----------------      --------------


    Property and equipment, net of accumulated
    depreciation, depletion and amortization                                    $ 127,775,599         $76,764,410
                                                                              ----------------      --------------
                                                                              ----------------      --------------


       Oil and gas property costs of $25,567,400 were not being amortized at December 31, 1998. These costs consisted of $14,947,500 for domestic properties, $8,504,700 for the United Kingdom ("U.K."), $1,520,200 for the Falkland Islands and $595,000 for Chile. The Company will classify the unevaluated costs for the U.K., Falkland Islands and Chile as evaluated costs when future development of the Current Licenses determines the viability of the underlying reserves. The Company anticipates that substantially all of the unevaluated costs related to domestic properties will be classified as evaluated costs within the next three to five years.

       On July 2, 1998, Evergreen completed the acquisition of approximately 27,000 acres in the Raton Basin and 28 existing wells and related gathering facilities for cash of $13 million. Effective December 31, 1998, the Company acquired an additional 41,000 gross acres in the Raton Basin and 17 producing wells for stock valued at $7.5 million, the assumption of approximately $750,000 in debt and $250,000 in cash. The aggregate amount of the purchase price allocated to proved properties was $9 million, unproved properties was $11.6 million and gas gathering equipment $1 million.

       The Company is in the process of developing properties in the U.K. and is unable to prepare reserve information in this area. In 1997, under a new onshore licensing regime implemented by the U.K. Department of Trade and Industry, Evergreen converted its Original Licenses to new onshore Licenses, called Petroleum Exploration and Development Licenses (the "Current Licenses"). In connection with such conversion, the Company relinquished rights to approximately 259,000 acres, which were not considered highly prospective for coalbed methane development. Under the Current Licenses, the Company retains approximately 377,000 acres, which were high-graded for coalbed methane and conventional hydrocarbon potential. Subsequent to year-end, the Company acquired an additional 136,000 acres. The total acreage in the U.K. is approximately 513,000 acres. The Current Licenses provide up to a 30 year term with optional periodic relinquishment of portions of the license, subject to future development plans. There are no royalties or burdens encumbering these Current Licenses. Work commitments for acreage retained will include remote sensing studies, additional seismic studies and the drilling of three wells in 1999. Work commitments on the Current Licenses have been fulfilled through 1998 as a result of ERI's prior U.K. activity. The Company has completed a new seismic program to identify a new seven-well drilling project. The drilling project is scheduled for mid to late 1999.

       Evergreen has a net 2% interest in a Falkland Islands consortium, which has drilled two wells in the North Falklands Basin. Both wells have been plugged and abandoned as dry holes with oil shows. The abandonment of the wells completes the initial drilling campaign on Tranche A. The two wells on Tranche A have established good source rocks and potential reservoir rocks. The consortium will assess the data gathered from the two wells to determine the future strategy for the acreage. See Note 13 regarding the Chilean oil and gas exploration contract.

       Included in construction in progress at December 31, 1998, are costs for a new compressor station, gas gathering laterals, costs for well equipment and well service equipment. The Company estimates that it will spend an additional $6.9 million to complete these projects.

(4)    FINANCING AGREEMENT

       The Company currently has a $50 million revolving line of credit with a bank group consisting of Hibernia National Bank, as agent, Chase Bank of Texas and Paribas (the "Banks"). The line is available through June 2001. Advances pursuant to this line of credit are limited to a borrowing base, which is presently $50 million. At the Company's election, it may use either the London interbank offered rate ("Libor") plus a margin of 1.38% to 1.75% or the prime rate plus a margin of 0% to .25%, with margins on both rates determined on the average outstanding borrowings under the credit facility. The Company's average interest rate at December 31, 1998 was 6.87%. The borrowing base is redetermined semi-annually by the Banks based upon reserve evaluations of the Company's oil and gas properties. The current borrowing base is less than the total borrowing base that could have been requested under the terms of the agreement. An average annual facility fee of .375% is charged quarterly for any unused portion of the credit line. The agreement is collateralized by oil and gas properties and also contains certain net worth and ratio requirements. At December 31, 1998 and 1997, $44,138,700 and $10,812,000 was outstanding under the line of credit. Subsequent to year-end, the Company increased its line of credit to $75 million with the same terms and conditions as the current line of credit.

(5)    CAPITAL LEASE OBLIGATIONS

       The Company has capital equipment leases with a bank with interest at 8.5% at December 31, 1998 for a term of five years, including options to purchase the equipment at a nominal amount at the end of the lease term. The Company primarily leases compressors for the Raton Basin gas gathering system and other related production equipment.

       Future minimum lease payments are as follows:

                Years ending December 31:
                             1999                                              $1,453,000
                             2000                                               1,453,000
                             2001                                               1,264,000
                             2002                                                 461,000
                                                                              ------------
                Total future minimum lease payments                             4,631,000
                Less amount representing interest                                 602,100
                                                                              ------------
                Present value of minimum lease payments                         4,028,900
                Less current portion                                            1,122,500
                                                                              ------------
                Capital lease obligations, less current portion                $2,906,400
                                                                              ------------
                                                                              ------------

       Included in fixed assets are the following assets under capital leases:

                                                                          December 31,
                                                               ---------------------------------
                                                                   1998                 1997
                                                               -------------       -------------
                Gas gathering equipment                         $ 7,911,000         $ 5,742,500
                Less accumulated amortization                       911,500             434,300
                                                               -------------       -------------
                                                                $ 6,999,500         $ 5,308,200
                                                               -------------       -------------
                                                               -------------       -------------

(6)    DESIGNATED CASH AND RELATED PRODUCTION TAXES PAYABLE

       Designated cash represents the cash withheld for payment of production taxes from the Company and third party revenue interest owners. The production taxes payable relates to ad valorem taxes collected for production through December 1998 which are not payable until fiscal 2000 or later. The related cash collected from the Company and third party revenue interest owners designated for payment of ad valorem taxes is reflected as a non-current asset.

(7)    INCOME TAXES

       A reconciliation between the income tax provision computed at the statutory rate on income before taxes and the income tax provision is as follows:

                                                                                               Nine Months
                                                                Years Ended                       Ended
                                                                December 31,                   December 31,
                                                          1998               1997                  1996
                                                    ---------------    ----------------      ---------------
         Federal income tax provision at
            statutory rate                             $2,887,000          $1,858,000            $379,000
         State income taxes                               280,000             180,000              37,000
         Reduction in valuation allowance                       -          (1,788,000)           (374,000)
         Other                                            112,000            (250,000)            (42,000)
                                                      ------------       -------------         -----------
                                                       $3,279,000         $         -           $       -
                                                      ------------       -------------         -----------
                                                      ------------       -------------         -----------

       The components of the net deferred tax assets and liabilities are shown below:

                                                                             December 31,
                                                                ----------------------------------------
                                                                     1998                     1997
                                                                ---------------         ----------------
         Net operating loss carryforwards                         $10,392,000             $ 11,221,000
         Other                                                        735,000                  501,000
                                                                ---------------         ----------------
         Net deferred tax assets                                   11,127,000               11,722,000
         Deferred tax liability- depreciation, depletion
           and amortization                                       (14,422,000)             (11,738,000)
                                                                ---------------         ----------------

         Net deferred tax liability                               $(3,295,000)            $    (16,000)
                                                                ---------------         ----------------
                                                                ---------------         ----------------

       As of December 31, 1998, the Company has net operating loss carryforwards for tax purposes of approximately $30 million which expire beginning in 1999 through 2017.

(8)    REDEEMABLE PREFERRED STOCK

       The Company has 25,000,000 authorized shares of preferred stock, par value $1.00 per share. As of December 31, 1998 and 1997, none of the preferred stock was outstanding.

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

       On December 1, 1996, 1,500,000 shares of the Preferred were converted to 230,770 shares of common stock and 250,000 five-year stock purchase warrants; 100,000 of the warrants are exercisable at $7.80 per share and 150,000 are exercisable at $7.00 per share. As of December 31, 1998, all warrants issued are still outstanding.

       Cumulative annual cash dividends of 8% were payable quarterly. During the year ended December 31, 1997, and the nine months ended December 31, 1996, the Company paid $400,000 and $440,000 in dividends.

(9)    STOCKHOLDERS' EQUITY

EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                                                                 Nine Months
                                                                     Years Ended                   Ended
                                                                     December 31,               December 31,
                                                                1998              1997              1996
                                                         -----------------  ----------------  ----------------
         Numerator:
           Net income                                         $5,212,287       $ 5,464,075       $ 1,114,935
            Preferred stock dividends                                 --          (400,000)         (440,000)
                                                          ---------------    --------------    --------------
            Numerator for basic earnings per share -
              income available to common
              stockholders                                     5,212,287         5,064,075           674,935
           Effect of dilutive securities:
              Preferred stock dividends                               --           400,000                --
                                                          ---------------    --------------    --------------
           Numerator for dilutive earnings per share-
              income available to common
              stockholders after assumed conversions           5,212,287         5,464,075           674,935
                                                          ---------------    --------------    --------------

         Denominator:
            Denominator for basic earnings per
             share - weighted average shares                  10,521,650         9,574,889         7,043,141
            Effect of dilutive securities:
              Stock warrants                                     647,001           335,032            46,133
              8% Convertible preferred stock                          --           754,717                --
                                                          ---------------    --------------    --------------
            Dilutive potential common shares                     647,001         1,089,749            46,133
                                                          ---------------    --------------    --------------
            Denominator for diluted earnings per
             share - adjusted weighted average
             shares and assumed conversions                   11,168,651        10,664,638         7,089,274
                                                          ---------------    --------------    --------------
                                                          ---------------    --------------    --------------
         Basic earnings per share                          $         .50      $        .53      $        .10
                                                          ---------------    --------------    --------------
                                                          ---------------    --------------    --------------
         Diluted earnings per share                        $         .47      $        .51      $        .10
                                                          ---------------    --------------    --------------
                                                          ---------------    --------------    --------------


       For the nine months ended December 31, 1996, common stock equivalents of 1,136,430, were not included in the computation of diluted earnings per share because their effect was antidilutive. For the years ended December 31, 1998 and 1997, all common stock equivalents were included in the computation of diluted earnings per share.

OTHER EQUITY TRANSACTIONS

       On August 1, 1996, the Company acquired the limited partnership interests of Energy Investors Fund, LP and Energy Investors Fund II, LP in PBI Fuels, LP and 100% of the common stock of Powerbridge Inc. for a purchase price of $11.3 million. The purchase price was comprised of 1,162,266 shares of restricted common stock valued at $7.7 million and the assumption of $3.6 million of long-term debt.

       On October 28, 1996, the Company completed a public offering of its common shares, whereby it sold 2,000,000 shares at $5.75 per share. Proceeds, net of underwriters' commissions and their expenses of $1,253,200, were $10,246,800.

       During the year and nine months ended December 31, 1997 and 1996, the Company issued common stock valued at $239,900 and $86,400 as a bonus to certain employees.

       On July 7, 1997, the Board of Directors adopted a Shareholder Rights Plan ("Rights Plan"), pursuant to which stock purchase rights (the "Rights") were distributed as a dividend to the Company's common stockholders at a rate of one Right for each share of common stock held of record as of July 22, 1997. The Rights Plan is designed to enhance the Board's ability to prevent an acquirer from depriving stockholders of the long-term value of their investment and to protect shareholders against attempts to acquire the Company by means of unfair or abusive takeover tactics that have been prevalent in many unsolicited takeover attempts. Under the Rights Plan, the Rights will become exercisable only if a person or a group (except for existing 20% shareholders) acquires or commences a tender offer for 20% or more of the Company's common stock. Until they become exercisable, the Rights attach to and trade with the Company's common stock. The Rights will expire July 22, 2007. The Rights may be redeemed by the continuing members of the Board at $.001 per Right prior to the day after a person or group has accumulated 20% or more of the Company's common stock.

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

       For the year ended December 31, 1998, the Company issued common stock to directors for directors fees and stock to certain employees for compensation valued at $190,000.

       During 1998, pursuant to the exercise of stock purchase warrants, 276,555 shares of common stock were issued under terms of warrants previously granted, resulting in net proceeds to the Company of $2,184,300.

       Effective December 31, 1998, the Company purchased the coalbed methane gas interests from a Company for $8.5 million. The purchase price consisted of 450,000 shares of Evergreen common stock valued at $16.67 per share for a total of $7.5 million and the assumption of $750,000 in debt and cash of $250,000. This acquisition is discussed further in Note 3.

(10)   STOCK OPTIONS

       On May 12, 1997, the Board of Directors adopted, and the Company's shareholders subsequently approved, an Initial Stock Option Plan (the "Plan"), whereby employees may be granted incentive options to purchase up to 500,000 shares of the common stock of the Company. The exercise price of incentive options must be equal to at least the fair market value of the common stock as of the date of grant. In January 1998, the Company granted 185,000 options under the Plan.

       Under the terms of its Key Employee Equity Plan, options and/or warrants are granted to key employees at not less than the market price of the Company's common stock on the date of grant. However, during 1998, the Board of Directors and the shareholders approved the issuance of warrants for 79,990 shares of the Company's common stock to officers and directors at an exercise price of $7.00. The market price for the stock was $13.00 at the time of the grant. The value of these options was $478,764 of which $224,600 was recorded as current year compensation expense. The purpose of the warrants was to reward directors and key personnel for past performance and to give them an incentive to remain with the Company and to induce directors to take all or part of their non-executive directors' compensation in the form of common stock. During the year ended December 31, 1997, the Company granted 145,000 warrants at exercise prices ranging from $8.75 to $9.88. During the nine months ended

December 31, 1996, the Company granted 405,001 warrants to officers and directors at exercise prices ranging from $5.75 to $7.00. In connection with the 1996 public offering, the Company issued 200,000 warrants to the underwriters at an exercise price of $6.90 per share. The presently outstanding options and warrants expire in 2000 to 2005.

                                        Year Ended                 Year Ended                Nine Months Ended
                                        December 31,               December 31,                 December 31,
                                           1998                       1997                         1996
                                 -------------------------  -------------------------   -------------------------
                                                 Weighted                  Weighted                    Weighted
                                                  Average                   Average                     Average
                                                 Exercise                  Exercise                    Exercise
                                     Shares        Price       Shares        Price         Shares        Price
                                 -------------  ----------  -------------  ----------   -------------  ----------
Outstanding,
   Beginning of period              1,094,783      $ 7.41      1,182,301      $ 7.21         327,300      $ 7.47
   Granted                            264,990       11.18        145,000        8.83         855,001        7.06
   Exercised                         (276,555)       8.06        (97,518)       4.81              --          --
   Expired                                 --          --       (135,000)       8.75              --          --
                                 -------------  ----------  -------------  ----------   -------------  ----------
Outstanding,
   end of period                    1,083,218      $ 8.17      1,094,783      $ 7.41       1,182,301      $ 7.21
                                 -------------    --------  -------------    --------   -------------    --------
Options and warrants
   exercisable, end of period         853,468      $ 7.51        956,086      $ 7.47         947,800      $ 7.21
                                 -------------    --------  -------------    --------   -------------    --------
Weighted average fair value of
   options and warrants granted
   during the period               $     7.80                 $     4.58                  $     1.51
                                  ------------               ------------                ------------
                                  ------------               ------------                ------------


       SFAS No. 123, "Accounting for Stock-Based Compensation," requires the Company to provide pro forma information regarding net income and net income per share as if compensation costs for the Company's stock option plans and other stock awards had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The Company estimated the fair value of each stock award at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the nine months ended December 31, 1996: dividend yield of 0 percent for all years; expected volatility of 9 percent; risk-free interest rate of 6.6 percent; and expected lives of five years for the warrants. The assumptions used for grants in the year ended December 31, 1997: dividend yield at 0 percent; expected volatility of approximately 45 percent; risk free interest rate of 6 percent; and expected lives of between two and five years for the warrants. Assumptions used for the year ending December 31, 1998: dividend yield at 0 percent; expected volatility of approximately 58 percent; risk free interest rate of 5.6% and expected lives of five years for the warrants and options.

       Under the accounting provisions for SFAS No. 123, the Company's net income and net income per share would have been adjusted to the following pro forma amounts:

                                                                                                Nine Months
                                                                Years Ended                        Ended
                                                                December 31,                   December 31,
                                                         1998                 1997                 1996
                                                  --------------------------------------------------------------
           Net income
             Basic
                As reported                            $5,212,287           $5,064,075             $674,935
                Pro forma                               4,754,670            4,430,445              597,935
             Diluted
                As reported                            $5,212,287           $5,464,075             $674,935
                Pro forma                               4,754,670            4,830,445              597,935
           Net income per share
             Basic
                As reported                                 $0.50                $0.53                 $.10
                Pro forma                                    0.45                 0.46                  .08
             Diluted
                As reported                                 $0.47                $0.51                 $.10
                Pro forma                                    0.43                 0.45                  .08


The following table summarizes information about stock options and warrants outstanding at December 31, 1998:

                                          Outstanding                                       Exercisable
                     ------------------------------------------------------      -------------------------------
                        Number         Weighted Average       Weighted             Number          Weighted
      Range of        Outstanding          Remaining           Average           Exercisable        Average
  Exercise Prices     at 12/31/98       Contractual Life   Exercise Price        at 12/31/98     Exercise Price
-------------------  ------------------------------------------------------      -------------------------------
   $          4.25         10,000             2.00           $     4.25              10,000          $4.25
              6.90        180,392             2.83                 6.90             180,392           6.90
              7.00        544,240             3.61                 7.00             453,240           7.00
              7.80         94,586             2.91                 7.80              94,586           7.80
       8.75 - 9.50         69,000             0.08                 8.80              69,000           8.80
             13.00        185,000             9.00                13.00              46,250          13.00
-------------------   ------------------------------------------------------      -------------------------------
     $4.25 - 13.00      1,083,218             4.10           $     8.17             853,468          $7.51
-------------------  ------------------------------------------------------      -------------------------------


(11)   MAJOR CUSTOMERS

       During the years ended December 31, 1998 and 1997 and nine months ended December 31, 1996, the Company made sales to unrelated entities which individually comprised greater than 10% of total oil and gas sales. The following is a table summarizing the percentage provided by each customer:

         Customer                                               A       B      C       D
         --------------------------------------------------- ------- ------ ------- ------
         Year ended December 31, 1998                          44%     --%    45%     --%
         Year ended December 31, 1997                          48%     --%    17%     17%
         Nine months ended December 31, 1996                   59%     12%    12%     --%

(12)   SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

       Cash paid during the years ended December 31, 1998, 1997 and nine months ended December 31, 1996, for interest was approximately $2,317,200, $817,000 and $193,000. During the years ended December 31, 1998 and 1997, approximately $447,500 and $40,000 of interest paid was capitalized. During the year and nine months ended December 31, 1997 and 1996, the Company incurred capital lease obligations of $3,900,000 and $841,000 in connection with a master lease agreement to acquire equipment. Included in accounts payable at December 31, 1997 and 1996 is approximately $1,095,700 and $2,251,000 for drilling and completion and gas gathering construction costs.

       See Notes 1, 3, 5, 8, 9, 10, and 13 for additional noncash transactions during the years ended December 31, 1998 and 1997 and the nine months ended December 31, 1996.

(13)   COMMITMENTS AND CONTINGENCIES

       In August 1997, the Company entered into an agreement with Colorado Interstate Gas ("CIG") pursuant to which CIG built a new, 115-mile, 16-inch pipeline (the "Campo Lateral"). This agreement has a term of 15 years and entitles the Company to firm transportation of its Raton Basin gas from the field to the CIG interconnection with other interstate pipelines in Texas. The Company committed to transport natural gas from the Raton Basin through CIG's pipelines commencing September 1998. The initial commitment is 25 MMcf per day, increasing every six months to a maximum of 41 MMcf per day 18 months after commencement. Subject to available capacity in the pipeline, the Company has the first right to increase its volumes up to 100 MMcf per day. The Company expects to meet its volume obligations with respect to the Raton Basin transportation agreement. If the Company is unable to meet its firm transportation commitments, the commitment must be paid for but can be deferred and utilized at a later date.

       During 1998, the Company acquired certain properties in the Raton Basin. In addition to the properties, the Company assumed firm transportation commitments with CIG. The total transportation commitments are 12 MMcf per day, with 6 MMcf per day expiring in 2004 and 6 MMcf per day expiring 2012.

       Under terms of the transportation agreements, the Company has committed to pay the following transportation reservation charges with CIG to provide firm transportation capacity rights:

                                                                Reservation
                   Years ending December 31,                      Charges
                  ---------------------------              --------------------
                              1999                             $    4,577,000
                              2000                                  5,539,000
                              2001                                  5,644,000
                              2002                                  5,644,000
                              2003                                  5,644,000
                           Thereafter                              48,576,000
                                                             -----------------
                                                               $   75,624,000
                                                             -----------------
                                                             -----------------

       In May 1998, the Company entered into a new ten-year office lease for approximately $267,500 per year. Rental expense, net of sublease income, was approximately $234,000, $138,000, and $99,900, for the years and nine months ended December 31, 1998, 1997 and 1996.

       On January 19, 1998, the Company submitted an application to the Internal Revenue Service to terminate the Employee Stock Ownership Plan ("ESOP"). For the nine months ended December 31, 1996, the Company contributed $28,000 to the plan. There were no contributions to the plan for the years ended December 31, 1998 and 1997.

       Effective January 1, 1997, the Company implemented a 401(k) plan ("the "Plan") for all eligible employees. The Company provides a matching contribution up to a certain percentage of the employees contributions. The Plan also provides for a profit sharing contribution determined at the discretion of the Company. The total matching contributions and profit sharing contribution for the years ended December 31, 1998 and 1997 were approximately $33,600 and $134,000.

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

       The Company is a guarantor of a line of credit and a capital lease for Maverick for an aggregate amount of $1.5 million. The guaranteed obligations amounted to $560,000 at December 31, 1998. (See Note 14).

       In connection with the Chilean oil and gas exploration contract, the Company will be required to spend approximately $1.5 million for a seismic program during the years 1999 and 2000. In connection with the 1999 and 2000 commitments, the Company has issued letters of credit totaling $1.5 million which expire in June 2000.

       On July 13, 1998, Southern Colorado C.U.R.E. filed a lawsuit under the citizen suit provision of the Clean Water Act in the U.S. District Court for the District of Colorado against EOC, related to its coalbed methane drilling operations in the Raton Basin near Trinidad, Colorado. The Company's gas production produces naturally occurring groundwater as a by-product of its coalbed methane gas production operations. The storage, use, and disposal of the produced groundwater in evaporative ponds and natural collection features located on the surface at or near the wellsite, and the legal and regulatory treatment of this practice, underlie the lawsuit. EOC is also subject to federal, state and local environmental laws and regulations and is currently participating with the EPA and the State of Colorado in the investigation of certain practices in connection with these operations. An evaluation of costs of potential liabilities associated with this investigation cannot be reasonably determined at this time. The Company does not expect that the lawsuit or the investigation or the environmental costs or contingent liabilities of either, if any, will have a material adverse effect on its consolidated financial position or its results of operations.

As of December 31, 1998, the Company had entered into contracts to sell approximately 10,000 MMBtu per day through October 31, 1999 at a fixed price of $1.61 per Mcf.

(14)   SUBSEQUENT EVENTS

       On February 18, 1999, the Company sold its 49% interest in Maverick to the managing members of Maverick for cash of approximately $2.25 million. The expected closing date is April 1999. The Company will also upon closing, be released from its guarantee of the Maverick debt.

       Through March 1999, EOC operated properties for various third party working interest owners. In January 1999, the working interest owners sold those properties. As of April 1, 1999, EOC will no longer receive overhead charges for the operation of those properties.

(15)   SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED)

       COSTS INCURRED IN OIL AND GAS EXPLORATION AND DEVELOPMENT ACTIVITIES

       The Company's oil and gas activities are conducted in the United States, United Kingdom, Chile and the Falkland Islands. See Note 3 for additional information regarding the Company's oil and gas properties. The following costs were incurred in oil and gas acquisition, exploration, development, gas gathering and producing activities during the following periods:

                                  United            United           Falkland
                                  States            Kingdom           Islands           Chile            Total
                             ----------------    -------------     -------------    -------------   ----------------
YEAR ENDED
DECEMBER 31, 1998
Acquisition costs:
   Proved                      $   9,000,000       $       --        $       --       $       --      $   9,000,000
   Unproved                       11,600,000               --                --               --         11,600,000
   Gas gathering                   1,000,000               --                --               --          1,000,000
Development                       11,365,400               --                --               --         11,365,400
Gas gathering                      8,729,000               --                --               --          8,729,000
Exploration                        1,762,200          724,300           971,600          432,200          3,890,300
                             ----------------    -------------     -------------    -------------   ----------------
                               $  43,456,600       $  724,300        $  971,600       $  432,200      $  45,584,700
                             ----------------    -------------     -------------    -------------   ----------------

YEAR ENDED
DECEMBER 31, 1997
Development                    $  10,193,600       $       --        $       --       $       --      $  10,193,600
Gas gathering                      9,914,800               --                --               --          9,914,800
Exploration                          603,500          384,800           140,500          133,300          1,262,100
                             ----------------    -------------     -------------    -------------   ----------------
                               $  20,711,900       $  384,800        $  140,500       $  133,300      $  21,370,500
                             ----------------    -------------     -------------    -------------   ----------------

NINE MONTHS ENDED
DECEMBER 31, 1996
Acquisition costs:
   Proved                      $   7,215,400       $       --        $       --       $       --      $   7,215,400
   Unproved                         600, 000               --                --               --            600,000
   Gas gathering                   3,484,600               --                --               --          3,484,600
Development                        4,229,900               --                --               --          4,229,900
Gas gathering                      5,452,400               --                --               --          5,452,400
Exploration                               --           96,000            97,000               --            193,000
                             ----------------    -------------     -------------    -------------   ----------------
                               $  20,982,300       $   96,000        $   97,000       $       --      $  21,175,300
                             ----------------    -------------     -------------    -------------   ----------------

OIL AND GAS RESERVES (UNAUDITED)

       The estimates of the Company's proved reserves and related future net cash flows that are presented in the following tables are based upon estimates made by independent petroleum engineering consultants for the United States only.

       The Company's reserve information was prepared as of December 31, 1998, 1997 and 1996. The Company cautions that there are many inherent uncertainties in estimating proved reserve quantities, projecting future production rates, and timing of development expenditures. Accordingly, these estimates are likely to change as future information becomes available. Proved oil and gas reserves are the estimated quantities of crude oil, condensate, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are those reserves expected to be recovered through existing wells, with existing equipment and operating methods.

       Estimated quantities of proved reserves and proved developed reserves of crude oil and natural gas (all of which are located within the United States), as well as the changes in proved reserves, are as follows:

                                                                    Natural Gas              Oil
               Proved Reserves                                         (Mcf)               (Bbls)
               -----------------------------------------          ----------------      -------------
               At April 1, 1996                                        80,926,000              4,800
                 Revisions of previous estimates                        4,625,400             (2,200)
                 Extensions and discoveries                            30,109,100                  -
                 Purchases of reserves                                 37,163,600                  -
                 Production                                            (2,104,400)                 -
                                                                  ----------------      -------------

               At December 31, 1996                                   150,719,700              2,600
                 Revisions of previous estimates                       (3,987,900)                 -
                 Extensions and discoveries                            89,720,600                  -
                 Sales of reserves                                     (5,637,100)            (2,600)
                 Production                                            (6,401,500)                 -
                                                                  ----------------      -------------

               At December 31, 1997                                   224,413,800                 --
                 Revisions of previous estimates                      (25,045,500)                --
                 Extensions and discoveries                           155,204,700                 --
                 Purchases of reserves                                 60,384,600                 --
                 Production                                           (10,021,400)                --
                                                                  ----------------      -------------

               At December 31, 1998                                   404,936,200                 --
                                                                  ----------------      -------------
                                                                  ----------------      -------------

               Proved Developed Reserves as of:
               -----------------------------------------
               December 31, 1996                                       88,751,500              2,600
               December 31, 1997                                      143,553,500                 --
               December 31, 1998                                      242,986,600                 --

       The following table sets forth a standardized measure of the estimated discounted future net cash flows attributable to the Company's proved oil and gas reserves. Gas prices have fluctuated widely in recent years. The calculated weighted average sales prices utilized for the purposes of estimating the Company's proved reserves and future net revenues were $1.60, $1.87 and $1.61 per Mcf of gas at December 31, 1998, 1997 and 1996. The future production and development costs represent the estimated future expenditures to be incurred in developing and producing the proved reserves, assuming continuation of existing economic conditions. Future income tax expense was computed by applying statutory income tax rates to the difference between pretax net cash flows relating to the Company's proved oil and gas reserves and the tax basis of proved oil and gas properties and available operating loss and excess statutory depletion carryovers.

                                                                                                          Nine Months
                                                                          Years Ended                        Ended
                                                                          December 31,                    December 31,
                                                                   1998                 1997                  1996
                                                             ---------------      ---------------       ---------------
  Future cash inflows                                          $647,897,900         $418,531,800          $242,761,200
     Future production costs                                   (109,217,400)         (55,331,800)          (58,542,800)
     Future development costs                                   (45,535,000)         (17,790,000)          (11,790,300)
     Future income taxes                                       (163,664,600)         (90,128,100)          (34,865,300)
                                                             ---------------      ---------------       ---------------

  Future net cash flows                                         329,480,900          255,281,900           137,562,800
  10% discount to reflect timing of cash flows                 (186,052,300)        (137,529,000)          (81,319,200)
                                                             ---------------      ---------------       ---------------
  Standardized measure of discounted future net
     cash flows                                                $143,428,600         $117,752,900           $56,243,600
                                                             ---------------      ---------------       ---------------
                                                             ---------------      ---------------       ---------------

       The following summarizes the principal factors comprising the changes in the standardized measure of discounted future net cash flows for the years ended December 31, 1998 and 1997 and for the nine months ended December 31, 1996.

                                                                                                    Nine Months
                                                                       Years Ended                      Ended
                                                                        December 31,                December 31,
                                                                  1998               1997                1996
                                                            ---------------    ---------------     ---------------
       Standardized measure, beginning of
          period                                              $117,752,900        $56,243,600         $25,153,300
       Sales of oil and gas, net of production
          costs                                                (15,706,600)       (10,018,100)         (2,691,200)
       Extensions and discoveries                               60,403,100         52,587,400          10,546,000
       Net change in sales prices, net of
          production costs                                     (38,366,300)        30,171,200           4,434,700
       Purchase of reserves                                     31,164,600                  -          20,122,700
       Sale of reserves                                                 --         (2,150,300)                  -
       Revisions of quantity estimates                         (15,837,000)        (3,131,000)          2,478,000
       Accretion of discount                                    15,932,600          7,049,900           3,016,300
       Net change in income taxes                              (29,673,000)       (27,318,000)         (9,244,800)
       Changes in future development costs                      10,198,500          8,596,100           4,212,800
       Changes in rates of production and other                  7,559,800          5,722,100          (1,784,200)
                                                            ---------------    ---------------     ---------------
       Standardized measure, end of period                    $143,428,600       $117,752,900         $56,243,600
                                                            ---------------    ---------------     ---------------
                                                            ---------------    ---------------     ---------------

(16)   SUMMARIZED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                                                  Basic           Diluted
                                                                                 Earnings        Earnings
     1998                     Revenues         Expenses         Net Income       Per Share       Per Share
                           --------------   --------------    ---------------   ------------   -------------
First quarter                $ 4,457,000      $ 3,057,000         $1,400,000          $0.13           $0.13
Second quarter                 4,624,000        3,292,000          1,332,000           0.13            0.12
Third quarter                  5,668,000        4,219,000          1,449,000           0.14            0.13
Fourth quarter                 5,047,000        4,016,000          1,031,000           0.10            0.09
                           --------------   --------------    ---------------   ------------   -------------
                             $19,796,000      $14,584,000         $5,212,000          $0.50           $0.47
                           --------------   --------------    ---------------   ------------   -------------
                           --------------   --------------    ---------------   ------------   -------------