Form 10-Q/A
period 1997-06-30
EVERGREEN RESOURCES INC
filed 1999-05-03
CIK 353943

                       Securities and Exchange Commission
                              Washington, DC 20549

                       ----------------------------------

                                   FORM 10-Q/A
                                Quarterly Report


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

                  X  Yes                                  No
                 ----                                 ----

Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest date.


               CLASS                        OUTSTANDING AT JULY 24,  1997
    Common Stock, No Par Value                       9,412,500

                            EVERGREEN RESOURCES, INC.
                                      INDEX

                                                                                  Page
                                                                                 Number
                                                                                 ------
PART I.   FINANCIAL INFORMATION

      Consolidated Balance Sheets as of June 30, 1997
         and December 31, 1996...................................................      3

      Consolidated Statements of Operations for the Six and Three
         Months Ended June 30, 1997 and June 30, 1996............................    4 - 5

      Consolidated Statements of Cash Flows for the Six Months
         Ended June 30, 1997 and June 30, 1996...................................      6

      Notes to Consolidated Financial Statements.................................      7

      Management's Discussion and Analysis of Financial
         Condition and Results of Operations.....................................   8 - 13


PART II.   OTHER INFORMATION.....................................................     13


                            EVERGREEN RESOURCES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                  ASSETS                                                     June 30, 1997      December 31, 1996
                  ------                                                   ----------------     -----------------
CURRENT:
     Cash and cash equivalents                                             $      2,596,274      $     2,640,300
     Accounts receivable:
         Oil and gas sales                                                        1,345,764            1,182,635
         Joint interest billings and other                                        1,012,047              727,283
     Other current assets                                                           233,016              113,964
                                                                           ----------------      ---------------
              TOTAL CURRENT ASSETS                                                5,187,101            4,664,182
                                                                           ----------------      ---------------
PROPERTY AND EQUIPMENT:
     Proved oil and gas properties, based on full-cost accounting                54,085,795           49,323,572
     Unevaluated properties not subject to amortization                           9,084,228            8,579,220
     Gas gathering equipment                                                     19,154,440           13,952,381
     Support equipment                                                            1,861,981            1,422,955
                                                                           ----------------      ---------------
                                                                                 84,186,444           73,278,128

     Less accumulated depreciation, depletion and amortization                  (13,770,685)         (12,578,205)
                                                                           ----------------      ---------------
              NET PROPERTY AND EQUIPMENT                                         70,415,759           60,699,923
                                                                           ----------------      ---------------
DESIGNATED CASH                                                                   1,468,626            1,493,114
OTHER ASSETS                                                                      1,598,834            1,386,376
                                                                           ----------------      ---------------
                                                                           $     78,670,320      $    68,243,595
                                                                           ----------------      ---------------
                                                                           ----------------      ---------------

     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------

CURRENT LIABILITIES:
     Accounts payable                                                      $        807,289      $     3,223,047
     Amounts payable to oil and gas property owners                               2,484,817            1,068,532
     Accrued expenses and other                                                     395,595              415,748
     Current portion - capital leases                                               570,380              275,348
                                                                           ----------------      ---------------
              TOTAL CURRENT LIABILITIES                                           4,258,081            4,982,675

     Production taxes payable                                                     1,468,626            1,493,114
     Obligations under capital leases                                             3,300,286            1,173,500
     Notes payable                                                                6,950,000                   --
     Other long term liabilities                                                  2,430,878            2,230,798
                                                                           ----------------      ---------------
              TOTAL LIABILITIES                                                  18,407,871            9,880,087
                                                                           ----------------      ---------------
REDEEMABLE PREFERRED STOCK                                                        6,000,000            6,000,000
                                                                           ----------------      ---------------
COMMON STOCKHOLDERS' EQUITY:
     Common stock, shares issued and outstanding,
         9,392,720 and 9,336,320                                                     93,922               93,636
     Additional paid-in capital                                                  61,553,597           61,369,368
     Accumulated deficit                                                         (7,538,600)          (9,198,780)
     Foreign currency translation adjustment                                        153,530               99,284
                                                                           ----------------      ---------------
              TOTAL STOCKHOLDERS' EQUITY                                         54,262,449           52,363,508
                                                                           ----------------      ---------------
                                                                           $     78,670,320      $    68,243,595
                                                                           ----------------      ---------------
                                                                           ----------------      ---------------


See accompanying notes to consolidated financial statements

                            EVERGREEN RESOURCES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                          Six Months Ended June 30,
                                                          -------------------------
                                                          1997                 1996
                                                          ----                 ----
REVENUE:
     Oil and gas production                           $ 4,958,501         $ 1,010,620
     Oil and gas services                                 374,467             396,847
     Interest                                              71,806             115,347
     Other income                                             ---              18,067
                                                      -----------        ------------
         TOTAL REVENUES                                 5,404,774           1,540,881
                                                      -----------        ------------

COSTS AND EXPENSES:
     Cost of production and operations                    888,731             256,573
     Gas gathering costs                                   77,675              93,462
     Cost of oil and gas services                         392,426             367,410
     Depreciation, depletion and amortization           1,291,505             373,873
     General and administrative expenses                  576,329             363,231
     Interest expense                                     271,590              11,386
     Other expense                                          6,338              (5,454)
                                                      -----------        ------------
         TOTAL COSTS AND EXPENSES                       3,504,594           1,460,481
                                                      -----------        ------------

NET INCOME                                              1,900,180              80,400

PREFERRED STOCK DIVIDENDS                                 240,000             300,000
                                                      -----------        ------------
NET INCOME (LOSS) ATTRIBUTABLE
      TO COMMON STOCK                                 $ 1,660,180        $   (219,600)
                                                      -----------        ------------
                                                      -----------        ------------

NET INCOME (LOSS) PER SHARE OF COMMON STOCK           $       .18        $       (.04)
                                                      -----------        ------------
                                                      -----------        ------------
WEIGHTED AVERAGE NUMBER OF COMMON
     SHARES OUTSTANDING                                 9,392,720           5,900,000
                                                      -----------        ------------
                                                      -----------        ------------


See accompanying notes to consolidated financial statements.

                            EVERGREEN RESOURCES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                         Three Months Ended June 30,
                                                         ---------------------------
                                                          1997                 1996
                                                          ----                 ----
REVENUE:
     Oil and gas production                           $ 2,520,800        $   526,344
     Oil and gas services                                 192,696            190,909
     Interest                                              31,317             51,599
     Other income                                             ---             10,028
                                                      -----------        -----------
         TOTAL REVENUES                                 2,744,813            778,880
                                                      -----------        -----------

COSTS AND EXPENSES:
     Cost of production and operations                    483,728            131,953
     Gas gathering costs                                   41,413             43,898
     Cost of oil and gas services                         205,321            184,841
     Depreciation, depletion and amortization             704,796            201,840
     General and administrative expenses                  283,413            149,270
     Interest expense                                     165,654              9,385
     Other expense                                            543             (2,337)
                                                      -----------        -----------
         TOTAL COSTS AND EXPENSES                       1,884,868            718,850
                                                      -----------        -----------

NET INCOME                                                859,945             60,030

PREFERRED STOCK DIVIDENDS                                 120,000            150,000
                                                      -----------        -----------
NET INCOME (LOSS) ATTRIBUTABLE
      TO COMMON STOCK                                 $   739,945        $   (89,970)
                                                      -----------        -----------
                                                      -----------        -----------

NET INCOME (LOSS) PER SHARE OF COMMON STOCK           $       .08        $      (.02)
                                                      -----------        -----------
                                                      -----------        -----------
WEIGHTED AVERAGE NUMBER OF COMMON
     SHARES OUTSTANDING                                 9,392,720          5,899,736
                                                      -----------        -----------
                                                      -----------        -----------


See accompanying notes to consolidated financial statements.

                            EVERGREEN RESOURCES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                               Six Months Ended June 30,
                                                               -------------------------
                                                               1997               1996
                                                               ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                               $ 1,900,180        $    80,400
  Adjustments to reconcile net income to
   cash provided by operating activities:
    Depreciation, depletion and amortization                 1,291,505            373,873
    Other                                                       44,160             45,347
    Changes in operating assets and liabilities:
      Decrease (increase) in accounts receivable              (448,018)          (490,626)
      Decrease (increase) in current assets                   (119,045)          (137,181)
      Increase (decrease) in accounts payable                 (637,185)           136,032
      Increase (decrease) in accrued expenses                  (20,152)           155,756
                                                           -----------        -----------
    NET CASH PROVIDED BY OPERATING ACTIVITIES                2,011,445            163,601
                                                           -----------        -----------
Cash flows from investing activities:
  Investment in property and equipment                     (10,086,339)        (3,128,737)
  Proceeds from sale of oil and gas assets                         ---            310,413
  Proceeds from sale of subsidiary                                 ---            457,820
  Designated cash                                               24,488           (164,478)
  Change in production taxes payable                           (24,488)           164,478
  Decrease (Increase) in other assets                         (191,711)            96,552
                                                           -----------        -----------
    NET CASH USED BY INVESTING ACTIVITIES                  (10,278,050)        (2,263,952)
                                                           -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from notes payable and long-term debt         7,327,120            ---
  Proceeds from sale of common stock                               ---            303,904
  Debt issue costs                                             (19,416)           (13,598)
  Principal payments on capital lease obligations             (264,332)           (39,012)
  Payment of preferred stock dividends                        (240,000)          (300,000)
  Increase in cash held from operating oil
    and gas properties                                       1,416,285             (3,935)
                                                           -----------        -----------

    NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES         8,219,657            (52,641)
                                                           -----------        -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                          2,922            (53,051)
                                                           -----------        -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                      (44,026)        (2,206,043)

CASH AND CASH EQUIVALENTS,
BEGINNING OF THE PERIOD                                      2,640,300          3,646,492
                                                           -----------        -----------
CASH AND CASH EQUIVALENTS,
END OF THE PERIOD                                          $ 2,596,274        $ 1,440,449
                                                           -----------        -----------
                                                           -----------        -----------


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

         Colorado Interstate Gas Company ("CIG") plans to construct a new 120-mile, 16 inch pipeline from Trinidad to Campo, Colorado. Capacity of this new pipeline will initially be approximately 100 million cubic feet per day. CIG expects that this new line will be in service in August of 1998.

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

RESULTS OF OPERATIONS - SIX MONTHS AND THREE ENDED JUNE 30, 1997

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

         EBITDA (earnings before interest, taxes, depreciation, depletion and amortization) improved to $3.2 million or $0.34 per common share for the six months ended June 30, 1997 vs. $165,600 or $0.03 per common share for the same period in 1996. For the three months ended June 30, 1997 EBITDA was $1,610,400 or $0.17 per common share as compared to $121,300 or $0.02 per common share in the prior period.

         EBITDA is not an alternative to GAAP operating income as an indicator of operating performance or a measure of liqiuidity under GAAP. The Company includes EBITDA because it believes that EBITDA is a useful measure of the free pre-tax cash flow generated by the Company. The pre-tax cash flows are not necessarily available for debt or other discretionary uses by management due to legal or functional requirements to conserve funds for other commitments and uncertainties in the operation of the Company's business. The company anticipates that EBITDA will continue to increase as production increases and therefore increase its ability to service future debt requirements. EBITDA is not intended to represent cash flows for the period; nor has it been presented as an indicator of the Company's financial or operating performance prepared in accordance with generally accepted accounting principles. This EBITDA calculation may not be comparable to similarly titled measures presented by other companies and, accordingly, could be misleading unless other EBITDA calculations are calculated in the same fashion. Reference is hereby made to the GAAP cash flows discussion on pages 10 and 11.

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

         Production costs and taxes (lifting costs) for the six months ended June 30, 1997, were $888,700 compared to $256,600 for the same period in 1996. On an equivalent Mcf basis (Mcfe), lifting costs declined from $0.36 per Mcf in the six months ended June 30, 1996 to $0.32 per Mcfe in the current year. Lifting costs for the three months ended June 30, 1997 were $483,700 as compared to $131,900 in the prior year. On a Mcfe basis lifting costs were $0.33 for both periods.

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

         During the six months ended June 30, 1997, oil and gas service revenues were $374,500, versus $396,800 for the six months ended June 30, 1996, a 6% decrease. Costs of oil and gas services during the six months ended June 30, 1997 were $392,400 vs. $367,400 for the prior year, a 6% increase. There were no significant change in oil and gas service revenues or cost of oil and gas services for the three months ended June 30,1997 and compared to the same period in 1996.

         Depreciation, depletion and amortization expense for the six months ended June 30, 1997, was $1,291,500 compared to $373,900 in the prior year and for the three months ended June 30, 1997 was $704,800 as compared to $201,800 for the same period in 1996. The increase for the six and three month periods in 1997 as compared to 1996 is due to the significant increase in gas production in the Raton Basin and the increase in capital costs for drilling and the gas gathering system.

         General and administrative expenses were $576,300 during the six months ended June 30, 1997 as compared to $363,200 during the same period in 1996 and for the three months ended June 30, 1997 were $283,400 as compared to $149,300 for the same period in 1996. The increase in general and administrative expenses of $213,000 for the three months ended June 30, 1997 as compared to 1996 and the increase of $134,100 for the three month period ended June 30,1997 as compared to 1996 is due to the expected increase in overall corporate activity, including salaries and professional services. The $213,100 (or 58%) increase is due to an increase in overall corporate activity, associated with an expanded drilling program.

         Interest income for the six months ended June 30, 1997 was $71,800 compared to $115,300 in 1996 and for the three months ended June 30, 1997 was $31,300 as compared to $51,600 during the same period in the prior year. The decrease for the six and three month periods in 1997 as compared to 1996 is due to less cash to invest as a result of the continued Raton Basin development.

         Interest expense for the six months ended June 30, 1997 was $271,600 versus $11,400 during the same period in 1996 and for the three months ended June 30, 1997 was $165,700 as compared to $9,400 during the same period in the prior year. The increase in for the six and three month periods in 1997 as compared to 1996 interest expense is due to increased borrowings to fund the Raton Basin development.

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