Form 10-Q/A
period 1997-09-30
EVERGREEN RESOURCES INC
filed 1999-05-03
CIK 353943

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

                            EVERGREEN RESOURCES, INC.
                                      INDEX

                                                                         Page
                                                                        Number
                                                                        ------
PART I.   FINANCIAL INFORMATION

  Consolidated Balance Sheets as of September 30, 1997
    and December 31, 1996.............................................     3

  Consolidated Statements of Operations for the Nine and Three
    Months Ended September 30, 1997 and 1996..........................   4 - 5

  Consolidated Statements of Cash Flows for the Nine Months
    Ended September 30, 1997 and 1996.................................     6

  Notes to Consolidated Financial Statements..........................     7

  Management's Discussion and Analysis of Financial
    Condition and Results of Operations...............................   8 - 13


PART II.   OTHER INFORMATION..........................................     14


                            EVERGREEN RESOURCES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                  ASSETS                                                 September 30, 1997     December 31, 1996
                  ------                                                 ------------------     -----------------
CURRENT:
     Cash and cash equivalents                                             $      2,099,333      $     2,640,300
     Accounts receivable:
         Oil and gas sales                                                        1,675,433            1,182,635
         Joint interest billings and other                                          609,209              727,283
     Other current assets                                                           207,497              113,964
                                                                           ----------------      ---------------
              TOTAL CURRENT ASSETS                                                4,591,472            4,664,182
                                                                           ----------------      ---------------
PROPERTY AND EQUIPMENT:
     Proved oil and gas properties, based on full-cost accounting                55,958,826           49,323,572
     Unevaluated properties not subject to amortization                           9,260,850            8,579,220
     Gas gathering equipment                                                     20,777,033           13,952,381
     Support equipment                                                            2,208,955            1,422,955
                                                                           ----------------      ---------------
                                                                                 88,205,664           73,278,128

     Less accumulated depreciation, depletion and amortization                  (14,498,709)         (12,578,205)
                                                                           ----------------      ---------------
              NET PROPERTY AND EQUIPMENT                                         73,706,955           60,699,923
                                                                           ----------------      ---------------
DESIGNATED CASH                                                                   1,789,088            1,493,114
OTHER ASSETS                                                                      1,824,681            1,386,376
                                                                           ----------------      ---------------
                                                                           $     81,912,196      $    68,243,595
                                                                           ----------------      ---------------
                                                                           ----------------      ---------------

     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------

CURRENT LIABILITIES:
     Accounts payable                                                      $        683,790      $     3,223,047
     Amounts payable to oil and gas property owners                               2,676,578            1,068,532
     Accrued expenses and other                                                     490,751              415,748
     Current portion - capital leases                                               710,256              275,348
                                                                           ----------------      ---------------
              TOTAL CURRENT LIABILITIES                                           4,561,375            4,982,675
     Production taxes payable                                                     1,789,088            1,493,114
     Obligations under capital leases                                             2,976,086            1,173,500
     Notes payable                                                                8,400,000                   --
     Other long term liabilities                                                  2,430,878            2,230,798
                                                                           ----------------      ---------------
              TOTAL LIABILITIES                                                  20,157,427            9,880,087
                                                                           ----------------      ---------------
REDEEMABLE PREFERRED STOCK                                                        6,000,000            6,000,000
                                                                           ----------------      ---------------
COMMON STOCKHOLDERS' EQUITY:
     Common stock, shares issued and outstanding,
         9,469,544 and 9,336,320                                                     94,695               93,636
     Additional paid-in capital                                                  61,887,511           61,369,368
     Accumulated deficit                                                         (6,221,497)          (9,198,780)
     Foreign currency translation adjustment                                         (5,940)              99,284
                                                                           ----------------      ---------------
              TOTAL STOCKHOLDERS' EQUITY                                         55,754,769           52,363,508
                                                                           ----------------      ---------------
                                                                           $     81,912,196      $    68,243,595
                                                                           ----------------      ---------------
                                                                           ----------------      ---------------


See accompanying notes to consolidated financial statements

                            EVERGREEN RESOURCES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                              Nine Months Ended September 30,
                                                              -------------------------------
                                                                 1997                1996
                                                              ----------           ----------
REVENUE:
Natural gas revenues                                          $8,194,717           $2,139,689
Oil and gas services                                             576,913              571,800
Interest                                                         100,965              146,694
Other income                                                     228,459               43,855
                                                              ----------           ----------
TOTAL REVENUES                                                 9,101,054            2,902,038
                                                              ----------           ----------

COSTS AND EXPENSES:
Cost of production and operations                              1,443,849              489,236
Gas gathering costs                                              112,358              124,561
Cost of oil and gas services                                     621,383              584,536
Depreciation, depletion and amortization                       2,042,508              670,712
General and administrative expenses                              886,019              530,610
Interest expense                                                 511,359              110,456
Other expense                                                    146,298                5,515
                                                              ----------           ----------
TOTAL COSTS AND EXPENSES                                       5,763,774            2,515,626
                                                              ----------           ----------

NET INCOME                                                     3,337,280              386,412

PREFERRED STOCK DIVIDENDS                                        360,000              450,000
                                                              ----------           ----------
NET INCOME (LOSS) ATTRIBUTABLE
 TO COMMON STOCK                                              $2,977,280           $  (63,588)
                                                              ----------           ----------
                                                              ----------           ----------
NET INCOME (LOSS) PER SHARE OF COMMON STOCK                        $0.32                (0.01)
                                                              ----------           ----------
                                                              ----------           ----------
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING           9,403,543            6,172,916
                                                              ----------           ----------
                                                              ----------           ----------


See accompanying notes to consolidated financial statements.

                            EVERGREEN RESOURCES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                              Three Months Ended September 30,
                                                              --------------------------------
                                                                 1997                 1996
                                                              ----------            ----------
REVENUE:
     Natural gas revenues                                     $3,236,216            $1,129,069
     Oil and gas services                                        202,446               174,953
     Equity in earnings of investment                            226,179                    --
     Interest                                                     37,248                31,347
     Other income                                                     --                25,788
                                                              ----------            ----------
         TOTAL REVENUES                                        3,702,089             1,361,157
                                                              ----------            ----------

COSTS AND EXPENSES:
     Cost of production and operations                           555,118               232,663
     Gas gathering costs                                          34,683                31,099
     Cost of oil and gas services                                228,957               217,126
     Depreciation, depletion and amortization                    751,003               296,839
     General and administrative expenses                         309,690               167,379
     Interest expense                                            239,769                99,070
     Other expense                                               145,769                10,970
                                                              ----------            ----------
         TOTAL COSTS AND EXPENSES                              2,264,989             1,055,146
                                                              ----------            ----------

NET INCOME                                                     1,437,100               306,011

PREFERRED STOCK DIVIDENDS                                        120,000               150,000
                                                              ----------            ----------
NET INCOME ATTRIBUTABLE
      TO COMMON STOCK                                         $1,317,100            $  156,011
                                                              ----------            ----------
                                                              ----------            ----------
NET INCOME PER SHARE OF COMMON STOCK                          $     0.14            $     0.02
                                                              ----------            ----------
                                                              ----------            ----------
WEIGHTED AVERAGE NUMBER OF COMMON
     SHARES OUTSTANDING                                        9,424,837             6,710,369
                                                              ----------            ----------
                                                              ----------            ----------


See accompanying notes to consolidated financial statements.

                            EVERGREEN RESOURCES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                              Nine Months Ended September 30,
                                                              -------------------------------
                                                                 1997                1996
                                                              ------------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                $  3,337,280        $   386,412
    Adjustments to reconcile net income to cash
    provided by operating activities:
    Depreciation, depletion and amortization                     2,042,508            670,712
    Equity in earnings of investment                              (226,159)                --
    Other                                                           89,895             82,123
    Changes in operating assets and liabilities:
    Decrease (increase) in accounts receivable                    (374,768)            88,380
    (Increase) in other current assets                             (93,549)          (280,537)
    Increase (decrease) in accounts payable                       (714,271)           529,476
    Increase (decrease) in accrued expenses                         75,002            (52,911)
                                                              ------------        -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                        4,135,938          1,423,655
                                                              ------------        -----------
    Cash flows from investing activities:
    Investment in property and equipment                       (14,338,817)        (6,109,205)
    Proceeds from sale of oil and gas assets                            --            821,279
    Designated cash                                               (295,974)          (415,879)
    Change in production taxes payable                             295,974            415,879
    Increase in other assets                                      (193,722)          (397,662)
                                                              ------------        -----------
NET CASH USED BY INVESTING ACTIVITIES                          (14,532,539)        (5,685,588)
                                                              ------------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from notes payable and long-term debt           8,777,120          2,493,000
    Proceeds from sale of common stock                             279,076            303,904
    Debt issue costs                                                    --            (23,259)
    Principal payments on capital lease obligations               (448,608)           (75,435)
    Payment of preferred stock dividends                          (360,000)          (450,000)
    Increase (decrease) in cash held from operating
    oil and gas properties                                       1,608,046           (445,581)
                                                              ------------        -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                        9,855,634          1,802,629
                                                              ------------        -----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                 --            (55,560)
                                                              ------------        -----------
NET DECREASE IN CASH AND CASH EQUIVALENTS                         (540,967)        (2,514,864)

CASH AND CASH EQUIVALENTS,
BEGINNING OF THE PERIOD                                          2,640,300          3,646,492
                                                              ------------        -----------
CASH AND CASH EQUIVALENTS,
END OF THE PERIOD                                             $  2,099,333        $ 1,131,628
                                                              ------------        -----------
                                                              ------------        -----------


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

         The expanding production in the Raton Basin has led Colorado Interstate Gas Co. (CIG) to file with the Federal Energy Regulatory Commission for approval to construct the Campo Lateral , a new 115-mile line connecting CIG's Picketwire Lateral near Trinidad, Colorado with its mainline compressor station at Campo, in Baca County, Colorado. The pipeline will initially provide transportation capacity of 100 MMcf of gas per day out of the Raton Basin and is expected to be in service in August, 1998.

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

         EBITDA is not an alternative to GAAP operating income as an indicator of operating performance or a measure of liquidity under GAAP. The Company includes EBITDA because it believes that EBITDA is a useful measure of the free pre-tax cash flow generated by the Company. The pre-tax cash flows are not necessarily available for debt or other discretionary uses by management due to legal or functional requirements to conserve funds for other commitments and uncertainties in the operation of the Company's business. The company anticipates that EBITDA will continue to increase as production increases and therefore increase its ability to service future debt requirements. EBITDA is not intended to represent cash flows for the period; nor has it been presented as an indicator of the Company's financial or operating performance prepared in accordance with generally accepted accounting principles. This EBITDA calculation may not be comparable to similarly titled measures presented by other companies and, accordingly, could be misleading unless other EBITDA calculations are calculated in the same fashion. Reference is hereby made to the GAAP cash flows discussion on page 9.

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

The following table sets forth certain operating information of the Company for the periods presented:

                                             Nine Months Ended                   Three Months Ended
                                                September 30,                      September 30,
                                       -----------------------------       ------------------------------
                                          1997               1996              1997              1996
                                          ----               ----              ----              ----
Gas Production (Mcf)                    4,564,300          1,421,200        1,807,300             724,400
Gas Revenues                           $8,194,700         $2,080,400       $3,236,200          $1,129,100
Avg. Price per Mcf                          $1.80              $1.46            $1.79               $1.56

Lifting Cost per Mcfe                       $0.31              $0.34            $0.31               $0.32


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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The following summarizes the votes at the Company's Annual Meeting held on May 28, 1997:

ELECTION OF DIRECTORS

              THREE YEAR TERMS              FOR               AGAINST          ABSTAIN
              ----------------              ---               --------         -------
              Alain Blanchard           8,499,410              1,233            5,285
              Scott D. Sheffield        8,499,410              1,233            5,285

              TWO YEAR TERM
              -------------
              Larry D. Estridge         8,499,410              1,233            5,285


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