Form 10-K405/A
period 1996-12-31
EVERGREEN RESOURCES INC
filed 1999-05-04
CIK 353943

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

DOCUMENTS INCORPORATED BY REFERENCE: DEFINITIVE PROXY MATERIALS FOR 1997 ANNUAL MEETING OF STOCKHOLDERS - PART III, ITEMS 10,11,12, AND 13.

                                TABLE OF CONTENTS

                                     PART I                               Page
                                     ------                               ----
Item 1.   Business........................................................    3
Item 2.   Properties......................................................   11
Item 3.   Legal Proceedings...............................................   15
Item 4.   Submission of Matters to a Vote of Security Holders.............   15


                                     PART II
                                     -------
Item 5.   Market for Registrant's Common Equity
                 and Related Stockholder Matters..........................   16
Item 6.   Selected Financial Data.........................................   17
Item 7.   Management's Discussion and Analysis of Financial
                 Condition and Results of Operations......................   17
Item 8.   Financial Statements and Supplementary Data.....................   21
Item 9.   Changes in and Disagreements with Accountants
                 on Accounting and Financial Disclosure...................   21


                                    PART III
                                    --------

Item 10.  Directors and Executive Officers of the Registrant..............   21
Item 11.  Executive Compensation..........................................   21
Item 12.  Security Ownership of Certain Beneficial
                 Owners and Management....................................   21
Item 13.  Certain Relationships and Related Transactions..................   21


                                     PART IV
                                     -------

Item 14.  Exhibits, Consolidated Financial Statement Schedules
                    and Reports on Form 8-K...............................   21
Signatures................................................................   22


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

         - LOW FINDING AND DEVELOPMENT COSTS -- Wells drilled, completed and hooked-up for gas sales to date in the Raton Basin have an average cost per well of approximately $300,000. Independent engineering estimates indicate that the wells have average proved reserves of
            1.8 Bcf of gas per well. Average finding cost for the period August 1, 1993 through December 31, 1996 was $0.21 per Mcf.

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

         The Company plans to drill approximately 50 wells in 1998. During 1999 and 2000, the Company plans to drill approximately 160 wells and expand its gathering and compression facilities. The Company's capital budget for this three year drilling and expansion program is approximately $80 million. The Company expects to utilize its operating cash flow and available borrowings under its credit facility to finance the proposed drilling and expansion program. The Company will also seek to obtain additional debt or equity capital from the capital markets.

COALBED METHANE VERSUS TRADITIONAL NATURAL GAS

         Methane is the primary commercial component of the natural gas stream produced from traditional gas wells. Methane also exists in its natural state in seams or deposits in coalbeds. Natural gas produced from traditional wells also contains, in varying amounts, other hydrocarbons. However, the natural gas produced from coalbeds generally contains only methane, and after simple dehydration, is pipeline-quality gas. During the last ten years, new technology has led to the development of substantial new reserves of coalbed methane gas in the United States.

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

         Methane is a common component of coal, though coals vary in their methane content per ton. Rather than being limited to open spaces in the coal structure, methane is adsorbed into the inner coal surfaces. When the coal is fracture stimulated and exposed to lower pressures through the de-watering process, the gas leaves (desorbs from) the coal. Whether a coalbed will produce commercial quantities of methane gas depends on its original content of gas per ton of coal, the thickness of the coal beds, the reservoir pressure and the existence of natural fractures (permeability) through which the released gas can flow to the wellbore. Frequently, coalbeds are partly or completely saturated with water. As the water is produced, internal pressures on the coal are released, allowing the gas to desorb from the coal and flow to the wellbore. Contrary to traditional gas wells, new coalbed methane wells often produce water for several months and then, as the water production decreases, natural gas production increases because the coal seams are being de-watered and the resultant pressure on the coal decreases.

         In order to establish commercial gas production rates, a permanent conduit between the individual coal seams and the wellbore must be created. This is accomplished by hydraulically creating and propping open with special quality sand artificial fractures within the coal seams so the pathway for gas migration to the wellbore is enhanced. These fractures are filled (propped) with coarse sand and become the conduits for coalbed methane to reach the well. The ability of gas to move through the coal or rocks to the wellbore from its place of origination in the formation is the key determinant of the rate at which a well will produce.

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

                                                NINE MONTHS
                                                   ENDED
                                                DECEMBER 31            FISCAL YEARS ENDING MARCH 31
                                                -----------     -------------------------------------------
                                                   1996            1996            1995             1994
                                                   ----            ----            ----             ----
Estimated Proved Gas Reserves (Mcf)             150,719,700      80,926,100      57,882,100      51,588,100

Estimated Proved Oil Reserves (Bbls)                  2,600           4,800         842,900       1,643,100

Present Value of Future Net Revenues
(before future income tax expense)              $70,498,500     $30,163,400     $23,312,300     $32,443,800


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

                                                NINE MONTHS
                                                   ENDED
                                                DECEMBER 31                YEAR ENDED MARCH 31
                                                -----------     -------------------------------------------
                                                   1996            1996            1995             1994
                                                   ----            ----            ----             ----
        Natural Gas (Mcf)                       2,104,400         941,200         782,000          637,900
        Crude Oil & Condensate (Bbls)                 ---           9,700          36,600           57,500


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

                                                NINE MONTHS
                                                   ENDED
                                                DECEMBER 31                YEAR ENDED MARCH 31
                                                -----------     -------------------------------------------
                                                   1996            1996            1995             1994
                                                   ----            ----            ----             ----
Average Sales Price
     Gas (per Mcf)                               $ 1.66          $ 1.29           $ 1.70          $ 2.15
     Oil (per Bbl)                                  ---           18.40            15.96           14.50

Average Production Cost                          $ 0.33          $ 0.65           $ 0.99          $ 0.81
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

PRODUCING GAS WELLS                    DEVELOPED ACRES
-------------------                  -------------------
GROSS          NET                   GROSS         NET
------        -----                  -----        -----
 75           69.75                  26,775       20,018


UNDEVELOPED ACREAGE

         At March 21, 1997, Evergreen held undeveloped acreage as set forth below:

                                              UNDEVELOPED ACRES
                                       -------------------------------
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

                                                                    Acres Expiring
                                                              -----------------------
Twelve Months Ending:                                         Gross              Net
                                                              -----              ---
     December 31, 1997.................................       9,298              7,041
     December 31, 1998.................................       3,693              3,388
     December 31, 1999.................................       3,290              2,209
     December 31, 2000 and later.......................       1,862              1,862


DRILLING ACTIVITIES

         The Company's drilling activities for the nine months ended December 31, 1996 and for the years ended March 31, 1996 and 1995 are set forth below:

                                         Nine Months
                                            Ended
                                         December 31              Years Ended March 31
                                       ---------------     -----------------------------------
                                             1996                1996                1995
                                       ---------------     ---------------     ---------------
                                       Gross      Net      Gross      Net      Gross      Net
                                       -----     -----     -----     -----     -----     -----
Exploratory Wells:
  Productive.......................        0      0.00         0      0.00         0      0.00
  Dry..............................        0      0.00         0      0.00         0      0.00
                                           0      0.00         0      0.00         0      0.00
Development Wells:
  Productive.......................       26     26.00        22     15.75         6      3.00
  Dry..............................        0      0.00         0      0.00         0      0.00
                                          26     26.00        22     15.75         6      3.00


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

                                     PART II

ITEM 5.  MARKET FOR EVERGREEN'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

PRINCIPAL MARKET OR MARKETS

         The Company's common stock is traded on the NASDAQ National Market System under the symbol "EVER". The range of high and low prices for each quarterly period during the two most recent years ended December 31, 1996, as reported by NASDAQ is as follows :

                                        HIGH       LOW
                                       ------     ------
1995
     First Quarter                     $ 6.00     $ 4.00
     Second Quarter                      5.75       4.25
     Third Quarter                       5.50       4.00
     Fourth Quarter                      5.37       3.50
1996
     First Quarter                     $ 6.16     $ 5.00
     Second Quarter                      7.25       5.75
     Third Quarter                       7.22       5.75
     Fourth Quarter                      8.75       5.50


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

                                  NINE MONTHS
                                    ENDED
                                  DECEMBER 31                     YEARS ENDED MARCH 31
                                  -----------     -------------------------------------------------
                                     1996            1996          1995         1994         1993
                                                  (in $ thousands except per share amounts)
Revenues                           $  4,228       $  2,935      $  3,351     $  4,342     $  4,947
Net Income (Loss)                       675           (607)         (705)          44          726
     Per common share                  0.10          (0.10)        (0.13)        0.01         0.15
Total Assets                         68,244         44,172        39,140       32,880       31,125
Long Term Bank Debt                   1,173            191            --           --           --
Other Long-term Obligations           3,724          2,400         1,687          448          290
Redeemable Preferred Stock            6,000          7,500         3,750           --           --
Stockholders' Equity                 52,364         31,589        32,202       30,413       30,026


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

                                       Nine Months Ended       Year Ended
                                          December 31,          March 31,
                                       -----------------       -----------
                                              1996                1996
Gas Production (Mcf)                      2,104,400               941,200
Gas Revenues                             $3,500,000            $1,392,700
Avg. Price per Mcf                            $1.66                 $1.29

Production Cost per Mcfe                      $0.33                 $0.65


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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                        PAGE
                                                                                        ----
         Report of Independent Certified Public Accountants.....................        F-1

         Consolidated Balance Sheets, December 31, 1996 and March 31, 1996......    F-2 and F-3

         Consolidated Statements of Operations for the Nine Months Ended
         December 31, 1996 and for the Years Ended March 31, 1996, and 1995.....        F-4

         Consolidated Statements of Stockholders' Equity for the Nine Months
         Ended December 31, 1996 and the Years Ended March 31, 1996, and 1995...        F-5

         Consolidated Statements of Cash Flows for the Nine Months Ended
         December 31, 1996 and the Years Ended March 31, 1996, and 1995.........        F-6

         Notes to Consolidated Financial Statements.............................    F-7 to F-27


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


                                  EVERGREEN RESOURCES, INC.


Date: March 21, 1997              By: /S/ MARK S. SEXTON
                                     ------------------------------------------
                                     Mark S. Sexton, President and Chief
                                     Executive Officer


Date: March 21, 1997              By: /S/ KEVIN R. COLLINS
                                     ------------------------------------------
                                     Kevin R. Collins, Vice President - Finance
                                     CFO and Treasurer
                                     Principal Accounting Officer



SIGNATURES


Date: March 21, 1997              By: /S/ ALAIN BLANCHARD
                                     ------------------------------------------
                                     Alain Blanchard, Director


Date: March 21, 1997              By: /S/ DENNIS R. CARLTON
                                     ------------------------------------------
                                     Dennis R. Carlton, Director


Date: March 21, 1997              By: /S/ LARRY D. ESTRIDGE
                                     ------------------------------------------
                                     Larry D. Estridge, Director


Date: March 21, 1997              By: /S/ JOHN J. RYAN III
                                     ------------------------------------------
                                     John J. Ryan III, Director


Date: March 21, 1997              By: /S/ MARK S. SEXTON
                                     ------------------------------------------
                                     Mark S. Sexton, Director


Date: March 21, 1997              By: /S/ SCOTT D. SHEFFIELD
                                     ------------------------------------------
                                     Scott D. Sheffield, Director


Date: March 21, 1997              By: /S/ JAMES S. WILLIAMS
                                     ------------------------------------------
                                     James S. Williams, Director