Form 10-Q
period 1999-03-31
EVERGREEN RESOURCES INC
filed 1999-05-17
CIK 353943

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q



   /X/   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended MARCH 31, 1999



   / /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from               to
                              --------------   --------------

Commission file number 0-10077


                            EVERGREEN RESOURCES, INC.
             (Exact name of registrant as specified in its charter)


               COLORADO                                     84-0834147
    ---------------------------------            -------------------------------
      (State or Other Jurisdiction               (I.R.S. Employer Identification
    of Incorporation or Organization)                        Number)


       1401 17TH STREET SUITE 1200
            DENVER, COLORADO                                 80202
    ---------------------------------            -------------------------------
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

As of May 12, 1999, 11,252,009 shares of the Registrant's Common Stock, no par value, were outstanding.

                            EVERGREEN RESOURCES, INC.
                                      INDEX

                                                                          PAGE
                                                                         NUMBER
                                                                         ------

PART I.   FINANCIAL INFORMATION


      Consolidated Balance Sheets as of March 31, 1999
         and December 31, 1998.........................................     3

      Consolidated Statements of Income for the Three
         Months Ended March 31, 1999 and 1998..........................     4

      Consolidated Statements of Cash Flows for the Three Months
         Ended March 31, 1999 and 1998.................................     5

      Consolidated Statements of Comprehensive Income for the
         Three Months Ended March 31, 1999 and 1998....................     6

      Notes to Consolidated Financial Statements.......................   7-8

      Management's Discussion and Analysis of Financial
         Condition and Results of Operations...........................  9-13

      Quantitative and Qualitative Disclosure about Market Risk........    13

PART II.   OTHER INFORMATION...........................................    14

                            EVERGREEN RESOURCES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)



                                                                  March 31, 1999    December 31, 1998
                                                                  --------------    -----------------
                           ASSETS

CURRENT:
     Cash and cash equivalents                                    $  2,138,923       $  1,333,733
     Accounts receivable                                             5,838,455          4,728,722
     Other current assets                                              530,653            295,011
                                                                  ------------       ------------
        TOTAL CURRENT ASSETS                                         8,508,031          6,357,466
                                                                  ------------       ------------
PROPERTY AND EQUIPMENT, AT COST, BASED ON FULL-COST
  ACCOUNTING FOR OIL AND GAS PROPERTIES:                           160,145,080        147,176,068
     Less accumulated depreciation, depletion and amortization      20,644,437         19,400,469
                                                                  ------------       ------------
        NET PROPERTY AND EQUIPMENT                                 139,500,643        127,775,599
                                                                  ------------       ------------
DESIGNATED CASH                                                      1,918,780          2,781,716
OTHER ASSETS                                                         1,894,727          2,711,536
                                                                  ------------       ------------
                                                                  $151,822,181       $139,626,317
                                                                  ------------       ------------
                                                                  ------------       ------------

          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                             $    693,818       $  1,240,110
     Amounts payable to oil and gas property owners                  1,382,601          2,947,345
     Accrued expenses and other                                        924,644          1,515,427
     Current portion - capital leases                                1,097,785          1,122,499
                                                                  ------------       ------------
        TOTAL CURRENT LIABILITIES                                    4,098,848          6,825,381
Production taxes payable                                             1,918,780          2,781,716
Notes payable                                                       57,755,769         44,138,700
Obligations under capital leases                                     2,556,945          2,906,374
Deferred income tax liability                                        3,925,930          3,295,000
                                                                  ------------       ------------
        TOTAL LIABILITIES                                           70,256,272         59,947,171
                                                                  ------------       ------------

STOCKHOLDERS' EQUITY:
     Common stock, $.01 stated value; shares authorized,
        50,000,000; shares issued and outstanding 11,238,646
        and 11,142,613                                                 112,386            111,426
     Additional paid-in capital                                     79,567,179         78,379,816
     Retained earnings                                               2,064,421          1,077,582
     Foreign currency translation adjustment                          (178,077)           110,322
                                                                  ------------       ------------
        TOTAL STOCKHOLDERS' EQUITY                                  81,565,909         79,679,146
                                                                  ------------       ------------
                                                                  $151,822,181       $139,626,317
                                                                  ------------       ------------
                                                                  ------------       ------------

                See accompanying notes to consolidated financial statements

                            EVERGREEN RESOURCES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)



                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                        1999            1998
                                                        ----            ----
REVENUES:
     Natural gas revenues                           $4,572,196      $4,312,415
     Interest                                           51,022          44,900
                                                    ----------      ----------

TOTAL REVENUES                                       4,623,218       4,357,315
                                                    ----------      ----------

EXPENSES:
     Lease operating expenses                        1,200,546         554,357
     Depreciation, depletion and amortization        1,160,864         842,835
     General and administrative expenses               595,558         401,578
     Interest expense                                  789,722         343,873
     Other expense                                          --          38,150
                                                    ----------      ----------

TOTAL EXPENSES                                       3,746,690       2,180,793
                                                    ----------      ----------

NET INCOME BEFORE INCOME TAXES                         876,528       2,176,522

Income tax provision - deferred                        341,846         838,350
                                                    ----------      ----------

INCOME FROM CONTINUING OPERATIONS                      534,682       1,338,172
DISCONTINUED OPERATIONS
Gain from disposal of discontinued operations, net     452,157              --
Equity in earnings of discontinued operations, net          --          61,740
                                                    ----------      ----------

NET INCOME                                          $  986,839      $1,399,912
                                                    ----------      ----------
                                                    ----------      ----------

BASIC INCOME PER COMMON SHARE:
     From continuing operations                     $     0.05      $     0.13
     From discontinued operations                   $     0.04      $       --
                                                    ----------      ----------
     Basic income per common share                  $     0.09      $     0.13
                                                    ----------      ----------
DILUTED INCOME PER COMMON SHARE:
     From continuing operations                     $     0.04      $     0.12
     From discontinued operations                   $     0.04      $       --
                                                    ----------      ----------
     Diluted income per common share                $     0.08      $     0.12
                                                    ----------      ----------


           See accompanying notes to consolidated financial statements.

                            EVERGREEN RESOURCES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                               Three Months Ended March 31,
                                                               ----------------------------
                                                                   1999             1998
                                                                   ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                $    986,839      $ 1,399,912
    Adjustments to reconcile net income to
       cash provided by operating activities:
         Depreciation, depletion and amortization                1,229,704          891,018
         Deferred income taxes                                     341,846          838,350
         Gain on disposal of discontinued operations, net         (452,157)              --
         Equity in earnings of discontinued operations, net             --          (61,740)
         Other                                                     128,028           88,638
         Changes in operating assets and liabilities:
              Accounts receivable                                1,124,855         (400,734)
              Other current assets                                (167,068)         (91,912)
              Accounts payable                                    (541,604)         450,466
              Accrued expenses                                    (474,895)         235,791
                                                              ------------       ----------
         NET CASH PROVIDED BY OPERATING ACTIVITIES               2,175,548        3,349,789
                                                              ------------       ----------

    CASH FLOWS FROM INVESTING ACTIVITIES:
       Investment in property and equipment                    (12,849,175)      (7,146,861)
       Designated cash                                             862,936         (283,436)
       Change in production taxes payable                         (862,936)         283,436
       Increase in other assets                                   (555,758)         (11,061)
                                                              ------------       ----------
         NET CASH USED BY INVESTING ACTIVITIES                 (13,404,933)      (7,157,922)
                                                              ------------       ----------

    CASH FLOWS FROM FINANCING ACTIVITIES:
       Net proceeds from notes payable and long-term debt       13,617,069        4,437,000
       Proceeds from sale of common stock, net                     341,473          374,784
       Principal payments on capital lease obligations            (374,142)        (256,909)
       Decrease in cash held from operating oil and gas
          properties                                            (1,564,744)        (365,397)
                                                              ------------       ----------
         NET CASH PROVIDED BY FINANCING ACTIVITIES              12,019,656        4,189,478
                                                              ------------       ----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                             14,919            9,378
                                                              ------------       ----------
INCREASE IN CASH AND CASH EQUIVALENTS                              805,190          390,723

CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD               1,333,733        2,103,168
                                                              ------------       ----------
CASH AND CASH EQUIVALENTS, END OF THE PERIOD                    $2,138,923       $2,493,891
                                                              ------------       ----------
                                                              ------------       ----------


              See accompanying notes to consolidated financial statements.

                       EVERGREEN RESOURCES, INC.
            CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                              (UNAUDITED)


                                                   Three Months Ended
                                                       March 31,
                                               --------------------------
                                                 1999            1998
                                                 ----            ----
Net income                                     $ 986,839       $1,399,912

Foreign currency translation adjustments        (288,399)          62,282
                                               ---------       ----------
Comprehensive income                           $ 698,440       $1,462,194
                                               ---------       ----------
                                               ---------       ----------


         See accompanying notes to consolidated financial statements.

                            EVERGREEN RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 1999
                                   (UNAUDITED)

1.    Basis of Presentation

      Evergreen Resources, Inc. ("Evergreen" or the "Company") is an independent energy company engaged in the exploration, development, production, operation and acquisition of oil and gas properties. Evergreen's primary focus is on developing and expanding its coal bed methane properties located on approximately 200,000 gross acres in the Raton Basin in southern Colorado. The Company also holds exploration licenses on approximately 513,000 acres onshore in the United Kingdom, and an oil and gas exploration contract on approximately 2.4 million acres in northern Chile. Evergreen operates all of its own producing properties.

      The financial statements include the accounts of Evergreen Resources, Inc. and its wholly-owned subsidiaries: Evergreen Operating Corporation ("EOC"), Evergreen Resources (UK) Ltd., Powerbridge, Inc., Evergreen Well Service Company ("EWS") and Primero Gas Marketing Company ("Primero"). All significant intercompany balances and transactions have been eliminated in consolidation.

      The Company has a 40% ownership in Argos Evergreen Limited ("AEL"), a Falkland Islands Company which holds a 5% interest in Tranche A in the Falkland Islands Basin. This investment is accounted for by the equity method of accounting.

      The accompanying financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 1998. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Company's financial position as of March 31, 1999 and the results of its operations and cash flows for the three months then ended. Management believes all such adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of results to be expected for a full year.

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

3.    Earnings per Share

      The following table sets forth the computation of basic and diluted earnings per share:


                                                             Three Months Ended
                                                                  March 31,
                                                         --------------------------
                                                            1999           1998
                                                            ----           ----
      Numerator:
         Net income from continuing operations           $   534,682    $ 1,338,172
         Gain from disposal of discontinued
           operations, net                                   452,157             --
         Equity in earnings of discontinued
           operations, net                                        --         61,740
                                                         -----------    -----------
         Net income                                         $986,839    $ 1,399,912
                                                         -----------    -----------

      Denominator:
         Denominator for basic earnings per share -
         weighted average shares                          11,203,424     10,425,881
         Effect of dilutive securities:
           Stock warrants                                    571,823        688,713
                                                         -----------    -----------
         Denominator for diluted earnings per share -
         adjusted weighted average shares and
         assumed conversions                              11,775,247     11,114,594
                                                         -----------    -----------
                                                         -----------    -----------

      Basic income per common share
         From continuing operations                      $       .05    $       .13
         From discontinued operations                    $       .04    $        --
                                                         -----------    -----------
      Basic income per common share                      $       .09    $       .13
                                                         -----------    -----------

     Diluted income per common share
         From continuing operations                      $       .04     $      .12
         From discontinued operations                    $       .04     $       --
                                                         -----------    -----------
     Diluted income per common share                     $       .08     $      .12
                                                         -----------    -----------


4.    Financing Agreement

      Effective March 1, 1999, the company increased its line of credit from $50 million to $75 million. The line is available through June 2001. At the Company's election, it may use either the London interbank offered rate plus a margin of 1.38% to 1.75% or the prime rate plus a margin of 0% to 0.25%, with margins on both rates determined on the average outstanding borrowings under the credit facility. Advances pursuant to this line of credit are limited to a borrowing base, which is presently $75 million.

5.    Shelf Registration Statement

      On May 11, 1999, the Company filed a shelf registration statement with the Securities and Exchange Commission providing for the offering to the public from time to time of debt securities, common or preferred stock or other securities with an aggregate offering amount of up to $150 million. The company plans to use the proceeds from possible sales of securities for general corporate purposes, which could include debt repayment, working capital, capital expenditures or acquisitions.

6.    Discontinued Operations

      Effective February 18, 1999, Evergreen sold its 49% interest in Maverick Stimulation Company, LLC ("Maverick") to the managing members of Maverick for $2.26 million. The cash was received in April 1999.
      The sale resulted in a gain net of tax of approximately $452,200 or $0.04 per diluted share. This transaction has been accounted for as a discontinued operation and the results of operations have been excluded from continuing operations in the consolidated statements of income for all periods presented.

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

GENERAL

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

RATON BASIN

         As of May 6, 1999, Evergreen was producing from 178 gas wells. An additional 23 wells have been drilled and are scheduled to be completed and placed in production during the summer of 1999. Gas production has continued to improve since sales began in January 1995 to a current level of over 45.5 million cubic feet ("MMcf") per day gross.

         The Company enters into contractual obligations that require future physical delivery to attempt to manage price risk with regard to a portion of its natural gas production. As of May 1, 1999, the Company had entered into contracts to sell amounts equal to substantially all of its current sales of 37 MMcf at $1.57 per thousand cubic feet ("Mcf") for the period May 1, 1999 through October 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 1999, the Company has a $75 million revolving line of credit with a bank group consisting of Hibernia National Bank, as agent, Chase Bank of Texas and Paribas ("the Banks"). The line is available through June 2001. Advances pursuant to this line of credit are limited to a borrowing base, which is presently $75 million. At the Company's election, it may use either the London interbank offered rate plus a margin of 1.38% to 1.75% or the prime rate plus a margin of 0% to 0.25%, with margins on both rates determined on the average outstanding borrowings under the credit facility. The borrowing base is redetermined semi-annually by the Banks based upon reserve evaluations of the

Company's oil and gas properties. An average annual facility fee of 0.375% is charged quarterly for any unused portion of the credit line. The agreement is collateralized by oil and gas properties and also contains certain net worth and ratio requirements. At March 31, 1999, $57,755,800 was outstanding under the line of credit.

         The Company has a capital equipment lease with a lender with interest at 8.5% as of March 31, 1999 for a term of five years ending April 2002, with an option to purchase the equipment at nominal amounts at the end of the lease term. The Company primarily leases compressors for the Raton Basin gas gathering system and other related production equipment.

         During 1999, the Company anticipates that it will drill approximately 80 wells in the Raton Basin and will spend approximately $45 million on its total exploration and development program. For the first quarter ended March 31, 1999, the Company drilled 14 Vermejo coal wells and 7 Raton coal wells. Drilling and gathering facilities will comprise approximately $35 million for 1999. The Company spent approximately $9 million in drilling and gathering facilities during the first quarter of 1999. Approximately 25% of the drilling and gathering costs for 1999 will be used for the completion of a second compressor station in the northern portion of the Spanish Peaks Unit along with the related infrastructure, a 24-inch trunk gathering line and a 12-inch high pressure sales line that connects to Colorado Interstate Gas's ("CIG") Picketwire Lateral. These items are required due to pressure constraints in the existing gathering system caused by increasing pressures and additional gas volumes from newer wells. The compressor station and the infrastructure are needed to optimize production in the Spanish Peaks and Cottontail Pass Units. The construction of the compressor station has been substantially completed and became operational on April 18, 1999.

         In addition, the Company plans to spend approximately $5 million in 1999 on new well service equipment. During the quarter ended March 31, 1999, the Company spent $2.9 million on equipment. During 1999, the Company formed a new well service company, EWS. The well service company will provide fracture stimulation services, cement work, drilling and workovers. Evergreen anticipates an increase in quality control and cost savings from the services performed by EWS.

         The remaining 1999 budget is for international exploration, including $3 million for drilling gob gas wells in the UK and other miscellaneous items. Evergreen is holding discussions with potential industry partners for the purpose of evaluating and developing its current UK licenses and does not anticipate the start of the multi-well program until an investment in the project by a partner has been secured.

         The capital budget for 1999 is subject to review and adjustment depending on gas prices and the corresponding cash flow. The Company believes that cash flow from operations and available borrowings under its line of credit will be sufficient to fund 1999 capital expenditures for the Raton Basin and the drilling of gob gas wells in the UK. Future development of the Raton Basin and other projects will require additional capital. However, as the Company continues to grow and expand, the Management believes that additional equity capital may be required to fund development of its projects. Accordingly, on May 11, 1999, the Company filed a shelf registration statement with the Securities and Exchange Commission providing for the offering to the public from time to time of debt securities, common or preferred stock or other securities with an aggregate offering amount of up to $150 million. The Company plans to use the proceeds from possible sales of securities for general corporate purposes, which could include debt repayment, working capital, capital expenditures or acquisitions.

         Cash flows provided by operating activities were $2,175,500 for the three months ended March 31, 1999 as compared to cash flows provided by operating activities of $3,349,800 in the prior year. The decrease in cash flows in 1999 as compared to 1998 is primarily due to the decrease in net income as a result of lower gas prices, increased lease operating expenses and increased interest costs associated with increased financing levels outstanding in 1999.

         Cash flows used by investing activities were $13,404,900 during the three months ended March 31, 1999 versus $7,157,900 during the same period in 1998. The increase was due to the continued development of the Raton Basin, including an upgrade of the gas collection system.

         Cash flows provided by financing activities were $12,019,700 during the three months ended March 31, 1999 as compared to cash flows provided by financing activities of $4,189,500 in the prior period. The increase was due primarily to increased borrowings to fund the development of the drilling and gas collection system in the Raton Basin.


PRODUCTION DATA

         The following table sets forth certain operating data of the Company for the periods presented.

                                                              Three Months Ended
                                                                   March 31,
                                                           -----------------------
                                                              1999          1998
                                                              ----          ----
        Natural gas production (Mcf)                       3,044,392     2,089,949
        Average realized sales price per Mcf                   $1.50         $2.06

        Cost per Mcfe:
             Lease operating expense                           $ .39         $ .27
             Depreciation, depletion and amortization            .38           .40
             General and administrative                          .20           .19

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 1999

         The Company reported net income of $986,800 or $0.08 per diluted share for the three months ended March 31, 1999, compared to net income of $1,399,900 or $0.12 per diluted share for the same period in 1998. The Company had net income from continuing operations of $534,700 or $.04 per diluted share as compared to $1,338,200 or $.12 per diluted share in 1998. The first quarter earnings included a one-time, after tax gain of $452,200, or $.04 per diluted share, resulting from the sale of Evergreen's 49% interest in Maverick Stimulation Company. The decrease in net income during the three months ended March 31, 1999 as compared to the prior year was attributable to a decrease in gas prices, an increase in lease operating expense and an increase in interest expense.

         Natural gas revenues increased to $4,572,200 during the three months ended March 31, 1999, from $4,312,400 for the same period in the prior year. The increase in natural gas revenues for the three month period was due to a 46% increase in sales volumes, which was significantly offset by a 27% decrease in natural gas prices. At March 31, 1999 the number of producing Raton Basin wells increased to 178 from 96 producing wells at March 31, 1998, which was the primary factor for the increase in production volumes. The average gas price decreased to $1.50 for the three month period in 1999 as compared to $2.06 in the corresponding 1998 period.

         Lease operating expenses (LOE) for the three months ended March 31, 1999, were $1,200,500 compared to $554,400 for the same period in 1998. On an equivalent Mcf basis (Mcfe), LOE increased to $.39 per Mcfe in the three months ended March 31, 1999, as compared to $.27 per Mcfe in the prior period. The increase in lease operating expenses was due primarily to an increase in water management costs and maintenance costs. The Company anticipates that water management costs will start to decline in the second quarter of 1999 and will continue to decline through the year due to the approval of discharge permits and the drilling of additional disposal wells in 1999.

         Depreciation, depletion and amortization expense for the three months ended March 31, 1999, was $1,160,900 compared to $842,800 for the same period in 1998. The increase of $318,100 for the three months in 1999 as compared to 1998 was due to the increase in gas production in the Raton Basin. In 1999 the cost per Mcfe was $0.38 as compared to $.40 in 1998. The decrease in cost per Mcfe in 1999 is due to amortizing capital costs over an increased number of proved reserves.

         General and administrative expenses were $595,600 during the three months ended March 31, 1999 as compared to $401,600 during the same period in 1998. The increase in general and administrative expenses of $194,000 in 1999 as compared to 1998 was due to the expected increase in overall corporate activity and an increase in personnel and related salaries, and reduced overhead charges received from third party working interest owners and other operating expenses.

         Interest expense for the three months ended March 31, 1999 was $789,700 versus $343,900 during the same period in 1998. The $445,800 increase for the three months over the same period in the prior year was due to increased borrowings under the Company's line of credit to $58 million at March 31, 1999 from $15.3 million at March 31, 1998.

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Management believes the adoption of this statement will not have a material impact on the Company's financial statements.

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

         In the event that one or more of the Company's vendors were to have a material Year 2000 problem, the Company believes that the foreseeable consequences would be a temporary delay in revenue collection caused by an interruption in computerized billing (and not an interruption in the actual flow of the Company's coal bed methane), which would not have a substantial long-term impact on the Company's ability to conduct operations. The Company does not believe that any contingency planning is necessary to address this possibility.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         The Company measures its exposure to market risk at any point in time by comparing the open positions to a market risk of fair value. The market prices the Company uses to determine fair value are based on management's best estimates, which consider various factors including:
Closing exchange prices, volatility factors and the time value of money. At March 31, 1999, the Company's exposure to market risk was not material.

                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

         Except as provided below, the Company is not engaged in any material pending legal proceedings to which the Company or its subsidiaries is a party or to which any of its property is subject.

         On July 13, 1998, Southern Colorado C.U.R.E. filed a lawsuit under the citizen suit provision of the Clean Water Act in the U.S. District Court for the District of Colorado against EOC, related to its coal bed methane drilling operations in the Raton Basin near Trinidad, Colorado. The Company's gas production produces naturally occurring groundwater as a by-product of its coal bed methane gas production operations. The storage, use and disposal of the produced groundwater in evaporative ponds and natural collection features located on the surface at or near the wellsite, and the legal and regulatory treatment of this practice, underlie the lawsuit. EOC is also subject to federal, state and local environmental laws and regulations, and is currently participating with the EPA and the State of Colorado in the investigation of certain practices in connection with these operations. An evaluation of costs of potential liabilities associated with this investigation cannot be reasonably determined at this time. The Company does not expect that the lawsuit or the investigation, or the environmental costs or contingent liabilities of either, if any, will have a material adverse effect on its consolidated financial position or its results of operations.

ITEM 2.  CHANGES IN SECURITIES.

Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The following summarizes the votes at the Company's annual meeting of shareholders held on May 11, 1999:


                                              FOR             AGAINST          ABSTAIN
ELECTION OF DIRECTORS - With terms expiring at the Annual Shareholders Meeting in 2001:

Larry D. Estridge                          9,204,601           1,106            6,415

John J. Ryan, III                          9,205,601             106            6,415

ITEM 5.  OTHER INFORMATION.

Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)    Exhibits.

       Exhibit 27 - Financial Data Schedule.

(b)    Reports on Form 8-K.

       No reports on Form 8-K were filed during the quarter ended
March 31, 1999.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       EVERGREEN RESOURCES, INC.
                                             (Registrant)



DATE:    May 12, 1999                  By:       /s/ Kevin R. Collins
                                            ------------------------------
                                                     Kevin R. Collins
                                                       VP - Finance
                                                 Chief Financial Officer
                                                (Principal Financial and
                                                    Accounting Officer)