Form 10-Q
period 1999-06-30
EVERGREEN RESOURCES INC
filed 1999-08-05
CIK 353943

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC 20549

                                   FORM 10-Q

     /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended JUNE 30, 1999

     / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________

Commission file number 001-13171

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

As of July 29, 1999, 14,429,971 shares of the Registrant's Common Stock, no par value, were outstanding.

                            EVERGREEN RESOURCES, INC.

                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------
PART I.   FINANCIAL INFORMATION

      Consolidated Balance Sheets as of June 30, 1999
         and December 31, 1998...........................................    3

      Consolidated Statements of Income for the Three and Six
         Months Ended June 30, 1999 and 1998.............................   4-5

      Consolidated Statements of Cash Flows for the Six Months
         Ended June 30, 1999 and 1998....................................    6

      Consolidated Statements of Comprehensive Income for the
         Three and Six Months Ended June 30, 1999 and 1998...............    7

      Notes to Consolidated Financial Statements.........................   8-9

      Management's Discussion and Analysis of Financial
         Condition and Results of Operations.............................  10-14

      Quantitative and Qualitative Disclosure
         About Market Risk...............................................   14


PART II.   OTHER INFORMATION.............................................  15-16

                            EVERGREEN RESOURCES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                  ASSETS

                                                                                 June 30, 1999     December 31, 1998
                                                                                 -------------     -----------------
CURRENT:
     Cash and cash equivalents                                                   $   2,611,710       $   1,333,733
     Accounts receivable                                                             4,004,594           4,728,722
     Other current assets                                                              964,091             295,011
                                                                                 -------------       -------------

        TOTAL CURRENT ASSETS                                                         7,580,395           6,357,466
                                                                                 -------------       -------------
 PROPERTY AND EQUIPMENT, AT COST, BASED ON FULL-COST ACCOUNTING FOR OIL
     AND GAS PROPERTIES                                                            170,247,731         147,176,068
     Less accumulated depreciation, depletion and amortization                      21,891,215          19,400,469
                                                                                 -------------       -------------
        NET PROPERTY AND EQUIPMENT                                                 148,356,516         127,775,599
                                                                                 -------------       -------------
DESIGNATED CASH                                                                      1,946,295           2,781,716
OTHER ASSETS                                                                         1,574,024           2,711,536
                                                                                 -------------       -------------
                                                                                 $ 159,457,230       $ 139,626,317
                                                                                 -------------       -------------
                                                                                 -------------       -------------
     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                                            $   2,877,157       $   1,240,110
     Amounts payable to oil and gas property owners                                  1,387,828           2,947,345
     Accrued expenses and other                                                      1,358,659           1,515,427
     Current portion - capital leases                                                       --           1,122,499
                                                                                 -------------       -------------
        TOTAL CURRENT LIABILITIES                                                    5,623,644           6,825,381

PRODUCTION TAXES PAYABLE                                                             1,946,295           2,781,716
NOTES PAYABLE                                                                               --          44,138,700
OBLIGATIONS UNDER CAPITAL LEASES                                                            --           2,906,374
DEFERRED INCOME TAX LIABILITY                                                        4,470,996           3,295,000
                                                                                 -------------       -------------

        TOTAL LIABILITIES                                                           12,040,935          59,947,171
                                                                                 -------------       -------------
STOCKHOLDERS' EQUITY:
     Common stock, $.01 stated value; shares authorized,
        50,000,000; shares issued and outstanding 14,414,971 and 11,142,613            144,150             111,426
     Additional paid-in capital                                                    144,720,411          78,379,816
     Retained earnings                                                               2,932,100           1,077,582
     Foreign currency translation adjustment                                          (380,366)            110,322
                                                                                 -------------       -------------
        TOTAL STOCKHOLDERS' EQUITY                                                 147,416,295          79,679,146
                                                                                 -------------       -------------
                                                                                 $ 159,457,230       $ 139,626,317
                                                                                 -------------       -------------
                                                                                 -------------       -------------

See accompanying notes to consolidated financial statements

                              EVERGREEN RESOURCES, INC.
                         CONSOLIDATED STATEMENTS OF INCOME
                                    (UNAUDITED)

                                                                                   THREE MONTHS ENDED JUNE 30,
                                                                                 ---------------------------------
                                                                                     1999                1998
                                                                                 -------------       -------------
REVENUES:
     Natural gas revenues                                                        $   5,139,381       $   4,467,304
     Interest                                                                           63,126              36,704
                                                                                 -------------       -------------
TOTAL REVENUES                                                                       5,202,507           4,504,008
                                                                                 -------------       -------------
EXPENSES:
     Lease operating expenses                                                        1,162,839             679,082
     Depreciation, depletion and amortization                                        1,137,318             910,787
     General and administrative expenses                                               738,009             447,748
     Interest expense                                                                  751,596             416,701
     Other expense                                                                          --                  --
                                                                                 -------------       -------------
TOTAL EXPENSES                                                                       3,789,762           2,454,318
                                                                                 -------------       -------------
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES                                1,412,745           2,049,690
Income tax provision - deferred                                                        545,066             791,000
                                                                                 -------------       -------------
INCOME FROM CONTINUING OPERATIONS                                                      867,679           1,258,690

DISCONTINUED OPERATIONS
      Gain from disposal of discontinued operations, net                                    --                  --
      Equity in earnings of discontinued operations, net                                    --              73,324
                                                                                 -------------       -------------
NET INCOME                                                                       $     867,679       $   1,332,014
                                                                                 -------------       -------------
                                                                                 -------------       -------------
BASIC INCOME PER COMMON SHARE:
     From continuing operations                                                  $        0.08       $        0.12
     From discontinued operations                                                           --                0.01
                                                                                 -------------       -------------
     Basic income per common share                                               $        0.08       $        0.13
                                                                                 -------------       -------------

DILUTED INCOME PER COMMON SHARE:
     From continuing operations                                                  $        0.07       $        0.11
     From discontinued operations                                                           --                0.01
                                                                                 -------------       -------------
     Diluted income per common share                                             $        0.07       $        0.12
                                                                                 -------------       -------------

See accompanying notes to consolidated financial statements.

                            EVERGREEN RESOURCES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                                     SIX MONTHS ENDED JUNE 30,
                                                                                 ---------------------------------
                                                                                      1999               1998
                                                                                 -------------       -------------
REVENUES:
     Natural gas revenues                                                        $   9,711,577       $   8,779,719
     Interest                                                                          114,148              81,604
                                                                                 -------------       -------------
TOTAL REVENUES                                                                       9,825,725           8,861,323
                                                                                 -------------       -------------
EXPENSES:
     Lease operating expenses                                                        2,363,385           1,233,439
     Depreciation, depletion and amortization                                        2,298,182           1,753,621
     General and administrative expenses                                             1,333,567             847,927
     Interest expense                                                                1,541,318             760,574
     Other expense                                                                          --              39,550
                                                                                 -------------       -------------
TOTAL EXPENSES                                                                       7,536,452           4,635,111
                                                                                 -------------       -------------
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES                                2,289,273           4,226,212
Income tax provision - deferred                                                        886,912           1,631,000
                                                                                 -------------       -------------
INCOME FROM CONTINUING OPERATIONS                                                    1,402,361           2,595,212
DISCONTINUED OPERATIONS
      Gain from disposal of discontinued operations, net                               452,157                  --
      Equity in earnings of discontinued operations, net                                    --             136,714
                                                                                 -------------       -------------
NET INCOME                                                                       $   1,854,518       $   2,731,926
                                                                                 -------------       -------------
                                                                                 -------------       -------------
BASIC INCOME PER COMMON SHARE:
     From continuing operations                                                  $        0.12       $        0.25
     From discontinued operations                                                         0.04                0.01
                                                                                 -------------       -------------
     Basic income per common share                                               $        0.16       $        0.26
                                                                                 -------------       -------------
DILUTED INCOME PER COMMON SHARE:
     From continuing operations                                                  $        0.11       $        0.23
     From discontinued operations                                                         0.04                0.01
                                                                                 -------------       -------------
     Diluted income per common share                                             $        0.15       $        0.24
                                                                                 -------------       -------------

See accompanying notes to consolidated financial statements.

                           EVERGREEN RESOURCES, INC.
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                     SIX MONTHS ENDED JUNE 30,
                                                                                 ---------------------------------
                                                                                     1999                1998
                                                                                 -------------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                       $   1,854,518       $   2,731,926
Adjustments to reconcile net income to cash
    provided by operating activities:
Depreciation, depletion and amortization                                             2,430,833           1,829,627
Deferred income taxes                                                                  886,912           1,631,000
Gain on disposal of discontinued operations, net                                      (452,157)                 --
Equity in earnings of discontinued operations, net                                          --            (136,714)
Other                                                                                  241,492             128,286
Changes in operating assets and liabilities:
     Accounts receivable                                                               721,720            (474,080)
     Other current assets                                                             (655,277)            (78,381)
     Accounts payable                                                                  249,783             134,586
     Accrued expenses                                                                 (557,884)            121,506
                                                                                 -------------       -------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                            4,719,940           5,887,756
                                                                                 -------------       -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in property and equipment                                               (21,621,345)        (15,182,683)
Proceeds from the sale of investment                                                 2,258,500                  --
Designated cash                                                                        835,421             154,558
Change in production taxes payable                                                    (835,421)           (154,558)
Increase in other assets                                                              (332,857)             32,368
                                                                                 -------------       -------------
NET CASH USED BY INVESTING ACTIVITIES                                              (19,695,702)        (15,150,315)
                                                                                 -------------       -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from (payments on) notes payable                                      (44,138,700)         10,415,818
Proceeds from sale of common stock, net                                             66,043,472             814,939
Principal payments on capital lease obligations                                     (4,028,873)           (519,313)
Debt issue costs                                                                       (56,774)                 --
Decrease in cash held from operating oil and gas properties                         (1,559,517)            (70,274)
                                                                                 -------------       -------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                           16,259,608          10,641,170
                                                                                 -------------       -------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                 (5,869)             17,243
                                                                                 -------------       -------------
INCREASE IN CASH AND CASH EQUIVALENTS                                                1,277,977           1,395,854
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD                                   1,333,733           2,103,168
                                                                                 -------------       -------------
CASH AND CASH EQUIVALENTS, END OF THE PERIOD                                     $   2,611,710       $   3,499,022
                                                                                 -------------       -------------
                                                                                 -------------       -------------

See accompanying notes to consolidated financial statements.

                           EVERGREEN RESOURCES, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                   Three Months Ended                  Six Months Ended
                                                        June 30,                           June 30,
                                              -----------------------------       -----------------------------
                                                  1999              1998              1999              1998
                                              -----------       -----------       -----------       -----------
Net income                                    $   867,679       $ 1,332,014       $ 1,854,518       $ 2,731,926
Foreign currency translation adjustments         (202,289)          (65,009)         (490,688)          (26,668)
                                              -----------       -----------       -----------       -----------
Comprehensive income                          $   665,390       $ 1,267,005       $ 1,363,830       $ 2,705,258
                                              -----------       -----------       -----------       -----------
                                              -----------       -----------       -----------       -----------


























See accompanying notes to consolidated financial statements.

                             EVERGREEN RESOURCES, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                AS OF JUNE 30, 1999

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

      The financial statements include the accounts of Evergreen and its wholly-owned subsidiaries: Evergreen Operating Corporation ("EOC"), Evergreen Resources (UK) Ltd., Powerbridge, Inc., Evergreen Well Service Company ("EWS") and Primero Gas Marketing Company ("Primero"). All significant intercompany balances and transactions have been eliminated in consolidation.

      The Company has a 40% ownership in Argos Evergreen Limited ("AEL"), a Falkland Islands Company which holds a 5% interest in Tranche A in the Falkland Islands Basin. This investment is accounted for by the equity method of accounting. Effective February 1999, the Company sold its 49% interest in Maverick Stimulation Company, LLC ("Maverick") which had previously been accounted for using the equity method of accounting. See
      Note 5 for further discussion.

      The accompanying financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 1998. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Company's financial position as of June 30, 1999 and the results of its operations and cash flows for the three and six months then ended. Management believes all such adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of results to be expected for a full year.

2.    Oil and Gas Properties

      The Company follows the full-cost method of accounting for oil and gas properties. Under this method, all productive and nonproductive costs incurred in connection with the exploration for and development of oil and gas reserves are capitalized. Such capitalized costs include lease acquisition, geological and geophysical work, delay rentals, drilling, completing and equipping oil and gas wells including salaries, benefits and other internal costs directly attributable to the activities. Costs associated with production and general corporate activities are expensed in the period incurred. Interest costs related to unproved properties and properties under development are also capitalized to oil and gas properties. Normal dispositions of oil and gas properties are accounted for as adjustments of capitalized costs, with no gain or loss recognized.

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

3.    Earnings per Share

      The following table sets forth the computation of basic and diluted earnings per share:

                                                Three Months Ended                     Six Months Ended
                                                     June 30,                               June 30,
                                          -------------------------------      ----------------------------------
                                              1999              1998                1999                1998
                                          -----------      --------------      --------------      --------------
Numerator:
  Income from continuing operations       $   867,679      $    1,258,690      $    1,402,361      $    2,595,212
  Gain on disposal of discontinued
     operations, net                               --                  --             452,157                  --
  Equity in earnings of discontinued
     operations, net                               --              73,324                  --             136,714
                                          -----------      --------------      --------------      --------------
  Net income                              $   867,679      $    1,332,014      $    1,854,518      $    2,731,926
                                          -----------      --------------      --------------      --------------
Denominator:
  Denominator for basic earnings per
     share - weighted average shares       11,489,759          10,461,694          11,347,382          10,443,852
  Effect of dilutive securities:
     Stock warrants                           776,966             699,772             674,395             684,935
                                          -----------      --------------      --------------      --------------
  Denominator for diluted earnings
     per share - adjusted weighted
     average shares and assumed
     conversions                           12,266,725          11,161,466          12,021,777          11,128,787
                                          -----------      --------------      --------------      --------------
                                          -----------      --------------      --------------      --------------
Basic income per common share:
    From continuing operations            $      0.08         $      0.12         $      0.12         $      0.25
    From discontinued operations                   --                0.01                0.04                0.01
                                          -----------      --------------      --------------      --------------
    Basic income per common share         $      0.08         $      0.13         $      0.16         $      0.26
                                          -----------      --------------      --------------      --------------
Diluted income per common share:
    From continuing operations            $      0.07         $      0.11         $      0.11         $      0.23
    From discontinued operations                   --                0.01                0.04                0.01
                                          -----------      --------------      --------------      --------------
    Diluted income per common share       $      0.07         $      0.12         $      0.15         $      0.24
                                          -----------      --------------      --------------      --------------

4.    Public Offering

      On June 22, 1999, the Company completed a public offering of its common shares, whereby it sold 3,162,500 shares at $22.00 per share. Proceeds, net of underwriters' commissions and estimated expenses of $4.4 million, were $65.1 million, of which $58 million and $3.6 million has been used to pay off the line of credit and capital lease obligation. The remainder of the proceeds will be used for general corporate purposes.

5.    Discontinued Operations

      Effective February 18, 1999, Evergreen sold its 49% interest in Maverick to the managing members of Maverick for $2.26 million. The cash was received in April 1999. The sale resulted in a gain net of tax of approximately $452,200 or $0.04 per diluted share. This transaction has been accounted for as a discontinued operation and the results of operations have been excluded from continuing operations in the consolidated statements of income for all periods presented.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including statements regarding, among other items, (i) the Company's growth strategies, (ii) anticipated trends in the Company's business and its future results of operations, and (iii) market conditions in the oil and gas industry. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, many of which are beyond the Company's control. Such risks and uncertanties include, among other things, a decline in natural gas production, a decline in natural gas prices, incorrect estimations of required capital expenditures, increases in the cost of drilling, completion and gas gathering, an increase in the cost of production and operations, an inability to meet growth projections, and/or changes in general economic conditions. These and other risks and uncertanties, which are described in more detail in the Company's Annual Report on Form 10-K and the Company's Prospectus Supplement dated June 16, 1999, included in its Registration Statement on Form S-3 (Registrations No. 333-78203) filed with the Securities and Exchange Commission, could cause actual results and developments to be materially different from those expressed or implied by any of these forward-looking statements.

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

RATON BASIN

As of July 29, 1999, Evergreen has 215 producing gas wells. Gas production has continued to improve since sales began in January 1995 to a current level of over 47.5 million cubic feet ("MMcf") per day gross.

The Company enters into contractual obligations that require future physical delivery to attempt to manage price risk with regard to a portion of its natural gas production. As of July 29, 1999, the Company had entered into contracts to sell amounts equal to substantially all of its current sales of 37 MMcf per day at $1.59 per thousand cubic feet ("Mcf") for the period May 1, 1999 through October 31, 1999. For the period November 1, 1999, through October 31, 2000, the Company has entered into contracts to sell approximately 26 MMcf per day at $1.90.

RESULTS OF OPERATIONS

The following table sets forth certain operating data of the Company for the periods presented.

                                                          Three Months Ended            Six Months Ended
                                                               June 30,                     June 30,
                                                       ------------------------     ------------------------
                                                         1999           1998          1999           1998
                                                       ---------      ---------     ---------      ---------
  Natural gas production (Mcf)                         3,317,200      2,282,300     6,361,200      4,372,300
  Average realized sales price per Mcf                     $1.55          $1.96         $1.53          $2.01

  Cost per Mcfe:
       Lease operating expense                             $0.35          $0.30         $0.37          $0.28
       Depreciation, depletion and amortization            $0.34          $0.40         $0.36          $0.40
       General and administrative                          $.022          $0.20         $0.21          $0.19

RESULTS OF OPERATIONS - THREE AND SIX MONTHS ENDED JUNE 30, 1999

The Company reported net income of $868,000 or $0.07 per diluted share for the three months ended June 30, 1999, compared to net income of $ 1,332,000 or $0.12 per diluted share for the same period in 1998. Although sales volume increased by 45% in the second quarter of 1999, net income decreased in 1999 as compared to 1998. The decrease was primarily due to a decrease in gas prices of 21% to $1.55 per Mcf in 1999 from $1.96 in 1998 and increases in lease operating expenses, general and administrative expense and interest expense. For the six months ended June 30, 1999, the Company reported net income of $1,854,000 or $0.15 per diluted share compared to net income of $2,732,000 or $0.24 per diluted share in 1998. The six months earnings included a one-time, after tax gain of $452,000 or $0.04 per diluted share, resulting from the sale of Evergreen's 49% interest in Maverick. The decrease in net income during the six months ended June 30, 1999 as compared to the prior year was attributable to a decrease in gas prices and increases in lease operating expense, general and administrative and interest expense.

Natural gas revenues increased to $5,139,000 during the three months ended June 30, 1999, from $4,467,000 for the same period in the prior year. During the six months ended June 30, 1999, natural gas revenues increased to $9,711,000 from $8,780,000 for the same period in the prior year. The increase in natural gas revenues for both the three and six month periods is due to a 45% increase in sales volumes for both periods , which was significantly offset by a 21% and 24% decrease in natural gas prices for the three and six month periods. At June 30, 1999, the number of producing Raton Basin wells increased to 201 net from 110 net producing wells at June 30, 1998. The increase in the number of producing wells in 1999 as compared to 1998 is due to the drilling of 48 new wells and the acquisition of 29 wells in the Cottontail Pass Unit in July 1998, and the acquisition of 19 producing wells in Long Canyon in December of 1998.

Lease operating expenses for the three months ended June 30, 1999, were $1,162,000 or $0.35 per Mcf compared to $679,000 or $0.30 per Mcf for the same period in 1998. During the six months ended June 30, 1999, lease operating expenses were $2,363,000 or $0.37 per Mcf as compared to $1,233,000 or $0.28 per Mcf for the same period in the prior year. The increase in lease operating expense for the three and six months in 1999 as compared to 1998 is primarily due to increased water management costs. There was no significant change in the lease operating expenses in the first and second quarters of 1999, however, the cost per Mcf dropped in the second quarter as compared to the first quarter due to the increase in sales volume. The Company is continuing its efforts to reduce water management costs through the drilling of disposal wells and the continued approval of discharge permits. One disposal well has been drilled and is awaiting completion and a second disposal well is scheduled to be drilled within the next month.

Depreciation, depletion and amortization expense for the three months ended June 30, 1999, was $1,137,000 compared to $911,000 for the same period in 1998. During the six months ended June 30, 1999, depreciation, depletion and amortization expense was $2,298,000 as compared to $1,754,000 for the same period in the prior year. On an equivalent Mcf basis, depreciation, depletion and amortization expense declined to $0.34 per Mcf in the three months ended June 30, 1999, as compared to $0.40 per Mcf for the same period in the prior year. For the six months ended June 30, 1999 depreciation, depletion and amortization expenses were $0.36 per Mcf as compared to $0.40 per Mcf for the same period in 1998. The decrease in cost per Mcf in 1999 as compared to 1998 is due to the significant increase in the estimated units of proved reserves as a result of the number of new wells that have been drilled in 1999.

General and administrative expenses were $738,000 during the three months ended June 30, 1999, as compared to $448,000 during the same period in 1998 and for the six months ended June 30, 1999 were $1,334,000 as compared to $848,000 for the same period in the prior year. The increase in general and administrative expenses of $290,000 for the three months ended June 30, 1999 as compared to 1998 and the increase of $486,000 for the six month period ended June 30, 1999 is due to the increase in administrative staff and other corporate expenses as a result of the significant growth of the Company. Through March 1999, EOC, a wholly owned subsidiary of the Company, operated properties for various third party working interest owners. In January 1999, the working interest owners sold those properties. As a result, EOC did not receive overhead charges for the operation of those properties in the quarter ended June 30, 1999. Accordingly, the Company's general and administrative expenses increased by $180,000.

Interest expense for the three months ended June 30, 1999, was $752,000 compared to $417,000 for the same period in 1998. During the six months ended June 30, 1999, interest expense was $1,541,000 compared to $761,000 for the same period in the prior year. The $335,000 increase for the three months over the same period in the prior year and $780,000 increase for the six months over the same period is due to increased borrowings. The Company's line of credit increased to $58 million at June 22, 1999 from $21 million at June 30, 1998. The increase in borrowings was incurred to fund development of the Raton Basin. On June 22, 1999, the Company paid off the outstanding balance of $58 million under the line of credit and on June 30, 1999, paid off $3.6 million under the capital lease obligation, with the proceeds received from the public offering of its common shares.

LIQUIDITY AND CAPITAL RESOURCES

On June 22, 1999, the Company completed a public offering of its common shares, whereby it sold 3,162,500 shares at $22.00 per share. Proceeds, net of underwriters' commissions and estimated expenses of $4.4 million, were $65.1 million, of which $58 million and $3.6 million has been used to pay off the line of credit and capital lease obligation. The remainder of the proceeds will be used for general corporate purposes.

As of June 30, 1999, the Company had a $75 million revolving line of credit with a bank group consisting of Hibernia National Bank, as agent, Chase Bank of Texas and Paribas ("the Banks"). The line is available through June 2001. Advances pursuant to this line of credit are limited to a borrowing base, which is presently $75 million. At the Company's election, it may use either the London interbank offered rate plus a margin of 1.38% to 1.75% or the prime rate plus a margin of 0% to 0.25%, with margins on both rates determined on the average outstanding borrowings under the credit facility. The borrowing base is redetermined semi-annually by the banks based upon reserve evaluations of the Company's oil and gas properties. An average annual facility fee of 0.375% is charged quarterly for any unused portion of the credit line. The agreement is collateralized by oil and gas properties and also contains certain net worth and ratio requirements. At June 30, 1999, no amounts were outstanding under the line of credit.

The Company had a capital equipment lease with a bank with interest at 8.5% through June 30, 1999. The Company primarily leased compressors and other related production equipment for the Raton Basin gas collection system. On June 30, 1999, the Company paid off the outstanding principal balance of $3.6 million.

In February 1999, the Company sold its 49% interest in Maverick for approximately $2.3 million and formed a new well service company, EWS. The well service company is currently providing fracture stimulation services, cement work, drilling and workovers. Evergreen anticipates an increase in quality control and cost savings from the services performed by EWS.

During 1999, the Company plans to spend approximately $45 million on its total exploration and development program. Approximately $35 million of this total is scheduled to be spent on drilling and gas collection systems, $5 million on well service equipment and $5 million on its international and other projects. During the six months ended June 30, 1999, the Company spent approximately $18 million on drilling and recompletion and gas collection systems while $5 million was incurred on well service equipment.

Cash flows provided by operating activities were $4,720,000 for the six months ended June 30, 1999 as compared to cash flows provided by operating activities of $5,888,000 for the same period in 1998. The decrease in cash flows in 1999 as compared to 1998 is primarily due to lower gas prices, increased lease operating expenses and increased interest costs associated with increased financing levels outstanding in 1999.

Cash flows used by investing activities were $19,696,000 for the six months ended June 30, 1999 versus $15,150,000 during the same period in 1998. The increase was due to the continued development of the Raton Basin, including an upgrade of the gas collection system and $2,258,000 received from the sale of Maverick.

Cash flows provided by financing activities were $16,260,000 during the six months ended June 30, 1999 as compared to cash flows provided by financing activities of $10,641,000 for the same period in 1998. The increase is primarily due to the completion of the equity offering described above and was offset by the repayment of all outstanding debt that had been incurred to fund the development of the drilling and gas collection system in the Raton Basin.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Management believes the adoption of this statement will not have a material impact on the Company's financial statements.

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

ITEM 3.   QUANTATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company measures its exposure to market risk at any point in time by comparing its open positions to a market risk of fair value. The market prices the Company uses to determine fair value are based on management's best estimates, which consider various factors including closing exchange prices, volatility factors and the time value of money. At June 30, 1999, the Company was exposed to some market risk on foreign currency and natural gas prices.

                           PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

Except as provided below, the Company is not engaged in any material pending legal proceedings to which the Company or its subsidiaries is a party or to which any of its property is subject.

On July 13, 1998, Southern Colorado C.U.R.E. filed a lawsuit under the citizen suit provision of the Clean Water Act in the U.S. District Court for the District of Colorado against EOC, related to its coal bed methane drilling operations in the Raton Basin near Trinidad, Colorado. The Company's gas production produces naturally occurring groundwater as a by-product of its coal bed methane gas production operations. The storage, use and disposal of the produced groundwater in evaporative ponds and natural collection features located on the surface at or near the wellsite, and the legal and regulatory treatment of this practice, underlie the lawsuit. The Company believes the lawsuit to be without merit and responded by filing a Motion to Dismiss all of Southern Colorado C.U.R.E.'s alleged claims. The Motion to Dismiss is currently pending before the court, although a magistrate to whom the judge presiding over the matter referred the Motion to Dismiss has indicated that she will recommend to the judge that the motion be denied with respect to certain of the allegations. EOC is also subject to federal, state and local environmental laws and regulations, and is currently participating with the EPA and the State of Colorado in the investigation of certain practices in connection with these operations. An evaluation of costs of potential liabilities associated with this investigation cannot be reasonably determined at this time. The Company does not expect that the lawsuit or the investigation, or the environmental costs or contingent liabilities of either, if any, will have a material adverse effect on its consolidated financial position or its results of operations.

ITEM 2.   CHANGES IN SECURITIES.

Not applicable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The following summarizes the votes at the Company's annual meeting of shareholders held on May 11, 1999:

ELECTION OF DIRECTORS - With terms expiring at the Annual Shareholders Meeting in 2001:

                           FOR                 AGAINST          ABSTAIN
                           ---                 -------          -------
Larry D. Estridge          9,204,601             1,106            6,415

John J. Ryan, III          9,205,601               106            6,415

ITEM 5.   OTHER INFORMATION.

Not applicable.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits.

     Exhibit 27 - Financial Data Schedule.

(b)  Reports on Form 8-K.

     A current report on Form 8-K/A to disclose pro-forma financial information with respect to the acquisition of Powerbridge, Inc. was filed on May 3, 1999.

     A current report on Form 8-K to disclose that the Company had commenced a public offering of its common stock and to file certain expert consents was filed on May 28, 1999.

     A current report on Form 8-K to file the underwriting agreement relating to the Company's public offering of common stock and a legal opinion relating to the offering was filed on June 18, 1999. An amendment to this Form 8-K was filed on June 21, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                             EVERGREEN RESOURCES, INC.

                                   (Registrant)

DATE:    August 4, 1999      By:   /s/ Kevin R. Collins
                                   --------------------------------------------
                                   Kevin R. Collins
                                   VP - Finance, Chief Financial Officer
                                   (Principal Financial and Accounting Officer)