Form 10-Q/A
period 1999-06-30
EVERGREEN RESOURCES INC
filed 1999-10-22
CIK 353943

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-Q/A
                                 AMENDMENT NO. 1



    /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended JUNE 30, 1999

    / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________


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

                            EVERGREEN RESOURCES, INC.
                                      INDEX


                                                                           Page
                                                                          Number
                                                                          ------
PART I.   FINANCIAL INFORMATION
    Notes to Consolidated Financial Statements..........................  3 - 11
    Management's Discussion and Analysis of Financial
      Condition and Results of Operations...............................      12


The Quarterly Report of Form 10-Q for the quarterly period ended June 30, 1999 of Evergreen Resources, Inc. ("the Company") is amended by this Form 10-Q/A, Amendment No. 1 to such report, by (i) adding to the end of Part I,
Item 1, Financial Statements, Note 6 to Notes to Consolidated Financial Statements as of June 30, 1999 (Unaudited), as set forth herein, and (ii) adding to the end of Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, a new paragraph under the caption "Subsidiary Guarantors," as set forth herein.

                                     PART I
Item 1. FINANCIAL STATEMENTS

                            EVERGREEN RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 1999

                                   (UNAUDITED)

6.    Subsidiary Guarantors

      In May 1999, the Company filed a Shelf Registration Statement with the Securities and Exchange Commission with an aggregate offering amount of up to $150 million. The Shelf Registration Statement provided for the offering to the public from time to time of (a) debt securities of the Company, which may be wholly and unconditionally guaranteed by certain wholly-owned subsidiaries of the Company (the "Subsidiary Guarantors"),
      (b) common stock of the Company, (c) preferred stock of the Company, (d) depositary shares representing fractional interests in shares of the Company's preferred stock, (e) warrants to purchase the Company's debt securities, preferred stock or common stock and/or (f) subscription rights to purchase any of the foregoing securities. The Company has not issued any debt securities under the Shelf Registration Statement. However, because of the potential for a guarantee of debt securities by the Subsidiary Guarantors, the Company has presented the following condensed consolidating financial data with respect to (i) the Company on a stand-alone basis, (ii) the Subsidiary Guarantors as a group, (iii) the non-guarantor subsidiaries of the Company as a group, (iv) elimination entries for purposes of consolidation and (v) the Company and all of its subsidiaries combined. The Company has not presented separate financial statements for each of the Subsidiary Guarantors because it believes that such information is not material to potential investors. All significant intercompany balances and transactions have been eliminated in consolidation. The Subsidiary Guarantors are not subject to any restrictions on their ability to pay dividends to the Company.

                            CONSOLIDATING BALANCE SHEETS
                                  JUNE 30, 1999
                                   (IN 000'S)
                                   (UNAUDITED)

                                                                                        COMBINED
                                                                         COMBINED          NON-
                                                            PARENT      GUARANTOR       GUARANTOR
ASSETS                                                      COMPANY    SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
------                                                      -------    ------------    ------------    ------------    ------------
CURRENT:
  Cash and cash equivalents                               $   2,553     $      23       $      36       $      --       $   2,612
  Accounts receivable                                           576         3,356              72              --           4,004
  Other current assets                                          534           410              20              --             964
                                                          ---------     ---------       ---------       ---------       ---------
    TOTAL CURRENT ASSETS                                      3,663         3,789             128              --           7,580
                                                          ---------     ---------       ---------       ---------       ---------
PROPERTY AND EQUIPMENT                                      106,582        53,230          10,436              --         170,248
  Less accumulated depreciation, depletion and
    amortization                                             18,224         3,666               1              --          21,891
                                                          ---------     ---------       ---------       ---------       ---------
    NET PROPERTY AND EQUIPMENT                               88,358        49,564          10,435              --         148,357
                                                          ---------     ---------       ---------       ---------       ---------
DESIGNATED CASH                                                  --         1,946              --              --           1,946
INVESTMENT IN SUBSIDIARIES                                   12,253         5,094              --         (17,347)             --
OTHER ASSETS                                                  1,516            53               5              --           1,574
DUE TO (FROM) PARENT AND AFFILIATES                          48,235       (37,112)        (11,123)             --              --
                                                          ---------     ---------       ---------       ---------       ---------
                                                          $ 154,025     $  23,334       $    (555)      $ (17,347)      $ 159,457
                                                          ---------     ---------       ---------       ---------       ---------
                                                          ---------     ---------       ---------       ---------       ---------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                        $     687     $   2,132       $      58       $      --       $   2,877
  Amounts payable to oil and gas property owners                 --         1,388              --              --           1,388
  Accrued expenses and other                                  1,091           211              57              --           1,359
  Current portion - capital leases                               --            --              --              --              --
                                                          ---------     ---------       ---------       ---------       ---------
    TOTAL CURRENT LIABILITIES                                 1,778         3,731             115              --           5,624
PRODUCTION TAXES PAYABLE                                         --         1,946              --              --           1,946
DEFERRED INCOME TAX LIABILITY                                 4,471            --              --              --           4,471
                                                          ---------     ---------       ---------       ---------       ---------
    TOTAL LIABILITIES                                         6,249         5,677             115              --          12,041
                                                          ---------     ---------       ---------       ---------       ---------

STOCKHOLDERS' EQUITY:
  Common stock                                                  144           100              --            (100)            144
  Partnership capital                                            --        10,190              --         (10,190)             --
  Additional paid-in capital                                144,700            --              --              20         144,720
  Retained earnings                                           2,932         7,367            (290)         (7,077)          2,932
  Foreign currency translation adjustment                        --            --            (380)             --            (380)
                                                          ---------     ---------       ---------       ---------       ---------
    TOTAL STOCKHOLDERS' EQUITY                              147,776        17,657            (670)        (17,347)        147,416
                                                          ---------     ---------       ---------       ---------       ---------
                                                          $ 154,025     $  23,334       $    (555)      $ (17,347)      $ 159,457
                                                          ---------     ---------       ---------       ---------       ---------
                                                          ---------     ---------       ---------       ---------       ---------


                          CONSOLIDATING BALANCE SHEETS
                                DECEMBER 31, 1998
                                   (IN 000'S)
                                   (UNAUDITED)


                                                                                        COMBINED
                                                                         COMBINED          NON-
                                                            PARENT      GUARANTOR       GUARANTOR
ASSETS                                                      COMPANY    SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
------                                                      -------    ------------    ------------    ------------    ------------
CURRENT:
  Cash and cash equivalents                               $   1,200     $     124       $      10       $      --       $   1,334
  Accounts receivable                                           392         4,287              49              --           4,728
  Other current assets                                          290             3               2              --             295
                                                          ---------     ---------       ---------       ---------       ---------
    TOTAL CURRENT ASSETS                                      1,882         4,414              61              --           6,357
                                                          ---------     ---------       ---------       ---------       ---------
PROPERTY AND EQUIPMENT                                       96,239        40,426          10,511              --         147,176
  Less accumulated depreciation, depletion and
    amortization                                             16,724         2,676              --              --          19,400
                                                          ---------     ---------       ---------       ---------       ---------
    NET PROPERTY AND EQUIPMENT                               79,515        37,750          10,511              --         127,776
                                                          ---------     ---------       ---------       ---------       ---------
DESIGNATED CASH                                                  --         2,782              --              --           2,782
INVESTMENT IN SUBSIDIARIES                                   11,535         5,094              --         (16,629)             --
OTHER ASSETS                                                  2,437           274              --              --           2,711
DUE TO (FROM) PARENT AND AFFILIATES                          31,429       (20,737)        (10,692)             --              --
                                                          ---------     ---------       ---------       ---------       ---------
                                                          $ 126,798     $  29,577       $    (120)      $ (16,629)      $ 139,626
                                                          ---------     ---------       ---------       ---------       ---------
                                                          ---------     ---------       ---------       ---------       ---------

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                        $     190     $   1,028       $      22       $      --       $   1,240
  Amounts payable to oil and gas property owners                 --         2,947              --              --           2,947
  Accrued expenses and other                                  1,364           151              --              --           1,515
  Current portion - capital leases                               --         1,123              --              --           1,123
                                                          ---------     ---------       ---------       ---------       ---------
    TOTAL CURRENT LIABILITIES                                 1,554         5,249              22              --           6,825
PRODUCTION TAXES PAYABLE                                         --         2,782              --              --           2,782
NOTES PAYABLE                                                42,400         1,739              --              --          44,139
OBLIGATIONS UNDER CAPITAL LEASES                                 --         2,906              --              --           2,906
DEFERRED INCOME TAX LIABILITY                                 3,295            --              --              --           3,295
                                                          ---------     ---------       ---------       ---------       ---------
    TOTAL LIABILITIES                                        47,249        12,676              22              --          59,947
                                                          ---------     ---------       ---------       ---------       ---------

STOCKHOLDERS' EQUITY:
  Common stock                                                  111           100              --            (100)            111
  Partnership capital                                            --        10,190              --         (10,190)             --
  Additional paid-in capital                                 78,360            --              --              20          78,380
  Retained earnings                                           1,078         6,611            (252)         (6,359)          1,078
  Foreign currency translation adjustment                        --            --             110              --             110
                                                          ---------     ---------       ---------       ---------       ---------
    TOTAL STOCKHOLDERS' EQUITY                               79,549        16,901            (142)        (16,629)         79,679
                                                          ---------     ---------       ---------       ---------       ---------
                                                          $ 126,798     $  29,577       $    (120)      $ (16,629)      $ 139,626
                                                          ---------     ---------       ---------       ---------       ---------
                                                          ---------     ---------       ---------       ---------       ---------


                       CONSOLIDATING STATEMENTS OF INCOME
                         SIX MONTHS ENDED JUNE 30, 1999
                                   (IN 000'S)
                                   (UNAUDITED)

                                                                                        COMBINED
                                                                         COMBINED          NON-
                                                            PARENT      GUARANTOR       GUARANTOR
                                                            COMPANY    SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                                            -------    ------------    ------------    ------------    ------------
REVENUES:
  Natural gas revenues                                    $   7,414     $   2,159       $     139       $      --       $   9,712
  Oil and gas services                                           --           960              --            (960)             --
  Interest                                                       65            49              --              --             114
                                                          ---------     ---------       ---------       ---------       ---------
TOTAL REVENUES                                                7,479         3,168             139            (960)          9,826
                                                          ---------     ---------       ---------       ---------       ---------
EXPENSES:
  Lease operating expenses                                    1,603           669              91              --           2,363
  Cost of oil and gas services                                   --           271              --            (271)             --
  Depreciation, depletion and amortization                    1,501           838              --             (41)          2,298
  General and administrative expenses                         1,454           453              86            (659)          1,334
  Interest expense                                            1,361           180              --              --           1,541
                                                          ---------     ---------       ---------       ---------       ---------
TOTAL EXPENSES                                                5,919         2,411             177            (971)          7,536
                                                          ---------     ---------       ---------       ---------       ---------
INCOME FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES                                         1,560           757             (38)             11           2,290

Income tax provision - deferred                                 887            --              --              --             887
                                                          ---------     ---------       ---------       ---------       ---------
INCOME FROM CONTINUING OPERATIONS                               673           757             (38)             11           1,403

DISCONTINUED OPERATIONS
  Gain from disposal of discontinued  operations, net           452            --              --              --             452
  Equity in earnings of discontinued  operations, net            --            --              --              --              --

EQUITY IN UNDISTRIBUTED INCOME OF SUBSIDIARIES                  730            --              --            (730)             --
                                                          ---------     ---------       ---------       ---------       ---------
NET INCOME                                                $   1,855     $     757       $     (38)      $    (719)      $   1,855
                                                          ---------     ---------       ---------       ---------       ---------
                                                          ---------     ---------       ---------       ---------       ---------


                       CONSOLIDATING STATEMENTS OF INCOME
                         SIX MONTHS ENDED JUNE 30, 1998
                                   (IN 000'S)
                                   (UNAUDITED)

                                                                      COMBINED    COMBINED
                                                        PARENT       GUARANTOR  NON-GUARANTOR
                                                        COMPANY    SUBSIDIARIES  SUBSIDIARIES ELIMINATIONS CONSOLIDATED
                                                        -------    ------------  ------------ ------------ ------------
REVENUES:
     Natural gas revenues                               $  7,273    $    1,507   $      --    $      --    $   8,780
     Oil and gas services                                     --           465          --         (465)          --
     Interest                                                 28            53          --           --           81
                                                        --------    ----------   ---------    ---------    ---------

TOTAL REVENUES                                             7,301         2,025          --         (465)       8,861
                                                        --------    ----------   ---------    ---------    ---------
EXPENSES:
     Lease operating expenses                                985           248          --           --        1,233
     Cost of oil and gas services                             --           173          --         (173)          --
     Depreciation, depletion and amortization              1,212           542          --           --        1,754
     General and administrative expenses                   1,094            25          20         (292)         847
     Interest expense                                        575           186          --           --          761
     Other expense                                            39            --          --           --           39
                                                        --------    ----------   ---------    ---------    ---------

TOTAL EXPENSES                                             3,905         1,174          20         (465)       4,634
                                                        --------    ----------   ---------    ---------    ---------
INCOME FROM CONTINUING OPERATIONS
     BEFORE INCOME TAXES                                   3,396           851         (20)          --        4,227

Income tax provision - deferred                            1,631            --          --           --        1,631
                                                        --------    ----------   ---------    ---------    ---------

INCOME FROM CONTINUING OPERATIONS                          1,765           851         (20)          --        2,596

DISCONTINUED OPERATIONS
      Gain from disposal of  discontinued  operations, net    --            --          --           --           --
      Equity in earnings of  discontinued  operations, net   137            --          --           --          137

EQUITY IN UNDISTRIBUTED INCOME OF SUBSIDIARIES               831            --          --         (831)          --
                                                        --------    ----------   ---------    ---------    ---------

NET INCOME                                              $  2,733    $      851   $     (20)   $    (831)   $   2,733
                                                        --------    ----------   ---------    ---------    ---------
                                                        --------    ----------   ---------    ---------    ---------

                       CONSOLIDATING STATEMENTS OF INCOME
                        THREE MONTHS ENDED JUNE 30, 1999
                                   (IN 000'S)
                                   (UNAUDITED)

                                                                     COMBINED      COMBINED
                                                         PARENT      GUARANTOR    NON-GUARANTOR
                                                         COMPANY    SUBSIDIARIES  SUBSIDIARIES   ELIMINATIONS  CONSOLIDATED
                                                         -------    ------------  ------------   ------------  ------------
REVENUES:
     Natural gas revenues                               $   3,920    $     1,142   $       78    $       --    $     5,140
     Oil and gas services                                      --            780           --          (780)            --
     Interest                                                  42             21           --            --             63
                                                        ---------    -----------   ----------    ----------    -----------

TOTAL REVENUES                                              3,962          1,943           78          (780)         5,203
                                                        ---------    -----------   ----------    ----------    -----------

EXPENSES:
     Lease operating expenses                                 767            367           29            --          1,163
     Cost of oil and gas services                              --            219           --          (219)            --
     Depreciation, depletion and amortization                 671            507           --           (41)         1,137
     General and administrative expenses                      691            438           36          (427)           738
     Interest expense                                         700             52           --            --            752
                                                        ---------    -----------   ----------    ----------    -----------

TOTAL EXPENSES                                              2,829          1,583           65          (687)         3,790
                                                        ---------    -----------   ----------    ----------    -----------

INCOME FROM CONTINUING OPERATIONS
     BEFORE INCOME TAXES                                    1,133            360           13           (93)         1,413

Income tax provision - deferred                               545             --           --            --            545
                                                        ---------    -----------   ----------    ----------    -----------

INCOME FROM CONTINUING OPERATIONS                             588            360           13           (93)           868

DISCONTINUED OPERATIONS
      Gain from disposal of  discontinued  operations, net     --             --           --            --             --

      Equity in earnings of  discontinued  operations, net     --             --           --            --             --

EQUITY IN UNDISTRIBUTED INCOME OF SUBSIDIARIES                280             --           --          (280)            --
                                                        ---------    -----------   ----------    ----------    -----------

NET INCOME                                              $     868    $       360   $       13    $     (373)   $       868
                                                        ---------    -----------   ----------    ----------    -----------
                                                        ---------    -----------   ----------    ----------    -----------

                      CONSOLIDATING STATEMENTS OF INCOME
                       THREE MONTHS ENDED JUNE 30, 1998
                                  (IN 000'S)
                                  (UNAUDITED)

                                                                       COMBINED    COMBINED
                                                          PARENT      GUARANTOR   NON-GUARANTOR
                                                          COMPANY   SUBSIDIARIES  SUBSIDIARIES ELIMINATIONS CONSOLIDATED
                                                          -------   ------------  ------------ ------------ ------------
REVENUES:
     Natural gas revenues                               $   3,680    $      787   $            $        --  $    4,467
     Oil and gas services                                      --           247          --           (247)         --
     Interest                                                  14            23          --             --          37
                                                        ---------    ----------   ---------    -----------  ----------

TOTAL REVENUES                                              3,694         1,057          --           (247)      4,504
                                                        ---------    ----------   ---------    -----------  ----------

EXPENSES:
     Lease operating expenses                                 541           138          --             --         679
     Cost of oil and gas services                              --            78          --            (78)         --
     Depreciation, depletion and amortization                 630           281          --             --         911
     General and administrative expenses                      603            13           1           (169)        448
     Interest expense                                         331            85          --             --         416
                                                        ---------    ----------   ---------    -----------  ----------

TOTAL EXPENSES                                              2,105           595           1           (247)      2,454
                                                        ---------    ----------   ---------    -----------  ----------
INCOME FROM CONTINUING OPERATIONS
     BEFORE INCOME TAXES                                    1,589           462          (1)            --       2,050

Income tax provision - deferred                               791            --          --             --         791
                                                        ---------    ----------   ---------    -----------  ----------

INCOME FROM CONTINUING OPERATIONS                             798           462          (1)            --       1,259

DISCONTINUED OPERATIONS
      Gain from disposal of  discontinued  operations, net     --            --          --             --          --
      Equity in earnings of  discontinued  operations, net     73            --          --             --          73

EQUITY IN UNDISTRIBUTED INCOME OF SUBSIDIARIES                461            --          --           (461)         --
                                                        ---------    ----------   ---------    -----------  ----------

NET INCOME                                              $   1,332    $      462   $      (1)   $      (461) $    1,332
                                                        ---------    ----------   ---------    -----------  ----------
                                                        ---------    ----------   ---------    -----------  ----------

                    CONSOLIDATING STATEMENTS OF CASH FLOWS
                        SIX MONTHS ENDED JUNE 30, 1999
                                  (IN 000'S)
                                  (UNAUDITED)

                                                                         COMBINED       COMBINED
                                                            PARENT       GUARANTOR     NON-GUARANTOR
                                                            COMPANY     SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS    CONSOLIDATED
                                                            -------     ------------   ------------   ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                        $      1,855    $      757    $       (38)   $       (719)   $     1,855
Adjustments to reconcile net income to cash
  provided by (used in) operating activities:
Equity in undistributed income of subsidiaries                   (719)           --             --             719             --
Depreciation, depletion and amortization                        1,577           854             --              --          2,431
Deferred income taxes                                             887            --             --              --            887
Gain on disposal of discontinued operations, net                 (452)           --             --              --           (452)
Other                                                             241            --             --              --            241
Changes in operating assets and liabilities:
     Accounts receivable                                         (183)          931            (26)             --            722
     Other current assets                                        (230)         (407)           (18)             --           (655)
     Accounts payable                                             849          (637)            38              --            250
     Accrued expenses                                            (618)           60             --              --           (558)
                                                         ------------    ----------    -----------    ------------    -----------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES             3,207         1,558            (44)             --          4,721
                                                         ------------    ----------    -----------    ------------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Intercompany (advances) proceeds                              (16,851)       16,375            476              --             --
Investment in property and equipment                           (8,648)      (12,566)          (408)             --        (21,622)
Proceeds from the sale of investment                            2,259            --             --              --          2,259
Designated cash                                                    --           835             --              --            835
Change in production taxes payable                                 --          (835)            --              --           (835)
Other assets                                                     (461)          119              9              --           (333)
                                                         ------------    ----------    -----------    ------------    -----------

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES           (23,701)        3,928             77              --        (19,696)
                                                         ------------    ----------    -----------    ------------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from (payments on) notes payable                 (44,139)           --             --              --        (44,139)
 Proceeds from sale of common stock, net                       66,043            --             --              --         66,043
 Principal payments on capital lease obligations                   --        (4,028)            --              --         (4,028)
 Debt issue costs                                                 (57)           --             --              --            (57)
 Cash held from operating oil and gas properties                   --        (1,560)            --              --         (1,560)
                                                         ------------    ----------    -----------    ------------    -----------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES            21,847        (5,588)            --              --         16,259
                                                         ------------    ----------    -----------    ------------    -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                            --            --             (6)             --             (6)
                                                         ------------    ----------    -----------    ------------    -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                1,353          (102)            27              --          1,278

CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD              1,200           124             10              --          1,334
                                                         ------------    ----------    -----------    ------------    -----------

CASH AND CASH EQUIVALENTS, END OF THE PERIOD             $      2,553    $       22    $        37    $         --    $     2,612
                                                         ------------    ----------    -----------    ------------    -----------
                                                         ------------    ----------    -----------    ------------    -----------

                    CONSOLIDATING STATEMENTS OF CASH FLOWS
                        SIX MONTHS ENDED JUNE 30, 1998
                                  (IN 000'S)
                                  (UNAUDITED)

                                                                         COMBINED       COMBINED
                                                            PARENT       GUARANTOR     NON-GUARANTOR
                                                            COMPANY     SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS    CONSOLIDATED
                                                            -------     ------------   ------------   ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                        $      2,732    $      851    $       (20)        $  (831)       $ 2,732
Adjustments to reconcile net income to cash
  provided by (used in) operating activities:
Equity in undistributed income of subsidiaries                   (831)           --             --             831             --
Depreciation, depletion and amortization                        1,290           540             --              --          1,830
Deferred income taxes                                           1,631            --             --              --          1,631
Equity in earnings of discontinued operations, net               (137)           --             --              --           (137)
Other                                                             128            --             --              --            128
Changes in operating assets and liabilities:
     Accounts receivable                                         (970)          495              1              --           (474)
     Other current assets                                        (122)           43              1              --            (78)
     Accounts payable                                          (1,103)        1,237             --              --            134
     Accrued expenses                                             116             6             --              --            122
                                                         ------------    ----------    -----------    ------------    -----------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES             2,734         3,172            (18)             --          5,888
                                                         ------------    ----------    -----------    ------------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Intercompany (advances) proceeds                               (4,895)        4,245            650              --             --
Investment in property and equipment                           (7,338)       (7,210)          (636)             --        (15,184)
Designated cash                                                    --           155             --              --            155
Change in production taxes payable                                 --          (155)            --              --           (155)
Increase in other assets                                           25             8             --              --             33
                                                         ------------    ----------    -----------    ------------    -----------

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES           (12,208)       (2,957)            14              --        (15,151)
                                                         ------------    ----------    -----------    ------------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from (payments on) notes payable                  10,416            --             --              --         10,416
 Proceeds from sale of common stock, net                          815            --             --              --            815
 Principal payments on capital lease obligations                   --          (519)            --              --           (519)
 Cash held from operating oil and gas properties                   --           (70)            --              --            (70)
                                                         ------------    ----------    -----------    ------------    -----------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES            11,231          (589)            --              --         10,642
                                                         ------------    ----------    -----------    ------------    -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                            --            --             17              --             17
                                                         ------------    ----------    -----------    ------------    -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                1,757          (374)            13              --          1,396

CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD                419         1,681              3              --          2,103
                                                         ------------    ----------    -----------    ------------    -----------

CASH AND CASH EQUIVALENTS, END OF THE PERIOD             $      2,176    $    1,307    $        16    $         --    $     3,499
                                                         ------------    ----------    -----------    ------------    -----------
                                                         ------------    ----------    -----------    ------------    -----------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


      SUBSIDIARY GUARANTORS


      In May 1999, the Company filed a Shelf Registration Statement with the Securities and Exchange Commission with an aggregate offering amount of up to $150 million. The Shelf Registration Statement provided for the offering to the public from time to time of (a) debt securities of the Company, which may be wholly and unconditionally guaranteed by certain wholly-owned subsidiaries of the Company (the "Subsidiary Guarantors"),
      (b) common stock of the Company, (c) preferred stock of the Company, (d) depositary shares representing fractional interests in shares of the Company's preferred stock, (e) warrants to purchase the Company's debt securities, preferred stock or common stock and/or (f) subscription rights to purchase any of the foregoing securities. The Company has not issued any debt securities under the Shelf Registration Statement. However, because of the potential for a guarantee of debt securities by the Subsidiary Guarantors, the Company has presented the following condensed consolidating financial data with respect to (i) the Company on a stand-alone basis, (ii) the Subsidiary Guarantors as a group, (iii) the non-guarantor subsidiaries of the Company as a group, (iv) elimination entries for purposes of consolidation and (v) the Company and all of its subsidiaries combined. The Company has not presented separate financial statements for each of the Subsidiary Guarantors because it believes that such information is not material to potential investors. All significant intercompany balances and transactions have been eliminated in consolidation. The Subsidiary Guarantors are not subject to any restrictions on their ability to pay dividends to the Company.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                              EVERGREEN RESOURCES, INC.
                                        (Registrant)





DATE: October 22, 1999        By:  /S/ KEVIN R. COLLINS
                                   --------------------------------------------
                                   Kevin R. Collins
                                   VP - Finance, Chief Financial Officer
                                   (Principal Financial and Accounting Officer)