Form 10-Q
period 1999-09-30
EVERGREEN RESOURCES INC
filed 1999-11-10
CIK 353943

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

/X/         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended SEPTEMBER 30, 1999

/ /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________

Commission file number 001-13171

                            EVERGREEN RESOURCES, INC.
             (Exact name of registrant as specified in its charter)

           COLORADO                                       84-0834147
---------------------------------          ------------------------------------
  (State or Other Jurisdiction                (I.R.S. Employer Identification
of Incorporation or Organization)                          Number)

   1401 17TH STREET SUITE 1200
        DENVER, COLORADO                                   80202
---------------------------------          ------------------------------------
 (Address of Principal Executive                         (Zip Code)
            Offices)

Registrant's Telephone Number, Including Area Code (303) 298-8100

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  X  YES     NO
                                               ---     ---
As of November 5, 1999, 14,667,151 shares of the Registrant's Common Stock, no par value, were outstanding.

                            EVERGREEN RESOURCES, INC.
                                      INDEX

                                                                                            Page
                                                                                           Number
                                                                                          --------

         PART I.   FINANCIAL INFORMATION

               Consolidated Balance Sheets as of September 30, 1999
                  and December 31, 1998.................................................      3

               Consolidated Statements of Income for the Three and Nine
                  Months Ended September 30, 1999 and 1998..............................    4-5

               Consolidated Statements of Cash Flows for the Nine Months
                  Ended September 30, 1999 and 1998.....................................      6

               Consolidated Statements of Comprehensive Income for the
                  Three and Nine Months Ended September 30, 1999 and 1998...............      7

               Notes to Consolidated Financial Statements...............................   8-18

               Management's Discussion and Analysis of Financial
                  Condition and Results of Operations...................................  19-23

               Quantitative and Qualitative Disclosure
                  About Market Risk.....................................................     24

         PART II.   OTHER INFORMATION...................................................  25-26

                            EVERGREEN RESOURCES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (UNAUDITED)

                  ASSETS
                                                                              September 30, 1999      December 31, 1998
                                                                              ------------------      -----------------
CURRENT:
     Cash and cash equivalents                                                $       1,695,270       $      1,333,733
     Accounts receivable                                                              3,699,276              4,728,722
     Other current assets                                                             1,007,840                295,011
                                                                              -----------------       ----------------
        TOTAL CURRENT ASSETS                                                          6,402,386              6,357,466
                                                                              -----------------       ----------------

 PROPERTY AND EQUIPMENT, AT COST, BASED ON FULL-COST ACCOUNTING FOR OIL AND
     GAS PROPERTIES                                                                 186,653,724            147,176,068
     Less accumulated depreciation, depletion and amortization                       23,285,523             19,400,469
                                                                              -----------------       ----------------
        NET PROPERTY AND EQUIPMENT                                                  163,368,201            127,775,599
                                                                              -----------------       ----------------
DESIGNATED CASH                                                                       2,115,842              2,781,716
OTHER ASSETS                                                                          1,606,240              2,711,536
                                                                              -----------------       ----------------
                                                                              $     173,492,669       $    139,626,317
                                                                              -----------------       ----------------
                                                                              -----------------       ----------------

     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                                         $       1,554,526       $      1,240,110
     Amounts payable to oil and gas property owners                                   1,417,139              2,947,345
     Accrued expenses and other                                                       3,695,142              1,515,427
     Current portion - capital leases                                                        --              1,122,499
                                                                              -----------------       ----------------
        TOTAL CURRENT LIABILITIES                                                     6,666,807              6,825,381

PRODUCTION TAXES PAYABLE                                                              2,115,842              2,781,716
NOTES PAYABLE                                                                         7,000,000             44,138,700
OBLIGATIONS UNDER CAPITAL LEASES                                                             --              2,906,374
DEFERRED INCOME TAX LIABILITY                                                         5,390,486              3,295,000
                                                                              -----------------       ----------------
        TOTAL LIABILITIES                                                            21,173,135             59,947,171
                                                                              -----------------       ----------------

STOCKHOLDERS' EQUITY:

     Common stock, $.01 stated value; shares authorized,
        50,000,000; shares issued and outstanding 14,455,777 and 11,142,613             144,558                111,426
     Stock to be issued, 120,000 shares                                               2,500,000                     --
     Additional paid-in capital                                                     145,338,451             78,379,816
     Retained earnings                                                                4,370,278              1,077,582
     Other comprehensive income (loss)                                                  (33,753)               110,322
                                                                              -----------------       ----------------
        TOTAL STOCKHOLDERS' EQUITY                                                  152,319,534             79,679,146
                                                                              -----------------       ----------------
                                                                              $     173,492,669       $    139,626,317
                                                                              -----------------       ----------------
                                                                              -----------------       ----------------

See accompanying notes to consolidated financial statements

                            EVERGREEN RESOURCES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                        Three Months Ended September 30,
                                                                       ---------------------------------
                                                                            1999               1998
                                                                       -------------    ----------------
  REVENUES:
       Natural gas revenues                                            $   5,806,911    $      5,409,288
       Interest                                                               48,609              50,920
                                                                       -------------    ----------------

  TOTAL REVENUES                                                           5,855,520           5,460,208
                                                                       -------------    ----------------

  EXPENSES:
       Lease operating expenses                                            1,384,385           1,031,972
       Depreciation, depletion and amortization                            1,171,060           1,093,623
       General and administrative expenses                                   859,419             525,457
       Interest expense                                                       82,989             546,477
       Other expense                                                              --             114,290
                                                                       -------------    ----------------

  TOTAL EXPENSES                                                           3,497,853           3,311,819
                                                                       -------------    ----------------

  INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES                    2,357,667           2,148,389

  Income tax provision - deferred                                            919,490             826,000
                                                                       -------------    ----------------

  INCOME FROM CONTINUING OPERATIONS                                        1,438,177           1,322,389

  DISCONTINUED OPERATIONS
        Gain from disposal of discontinued operations, net                        --                  --
        Equity in earnings of discontinued operations, net                        --             126,760
                                                                       -------------    ----------------

  NET INCOME                                                           $    1,438,177   $      1,449,149
                                                                       -------------    ----------------
                                                                       -------------    ----------------

  BASIC INCOME PER COMMON SHARE:
       From continuing operations                                      $        0.10    $           0.13
       From discontinued operations                                               --                0.01
                                                                       -------------    ----------------
       Basic income per common share                                   $        0.10    $           0.14
                                                                       -------------    ----------------

  DILUTED INCOME PER COMMON SHARE:
       From continuing operations                                      $        0.09    $           0.12
       From discontinued operations                                               --                0.01
                                                                       -------------    ----------------
       Diluted income per common share                                 $        0.09    $           0.13
                                                                       -------------    ----------------


See accompanying notes to consolidated financial statements.

                            EVERGREEN RESOURCES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                          Nine Months Ended September 30,
                                                                        ----------------------------------
                                                                               1999               1998
                                                                        --------------    ----------------
   REVENUES:
        Natural gas revenues                                            $   15,518,488    $     14,189,007
        Interest                                                               162,757             132,525
                                                                        --------------    ----------------

   TOTAL REVENUES                                                           15,681,245          14,321,532
                                                                        --------------    ----------------

   EXPENSES:
        Lease operating expenses                                             3,747,770           2,265,412
        Depreciation, depletion and amortization                             3,469,242           2,847,244
        General and administrative expenses                                  2,192,986           1,373,385
        Interest expense                                                     1,624,307           1,307,051
        Other expense                                                               --             153,840
                                                                        --------------    ----------------

   TOTAL EXPENSES                                                           11,034,305           7,946,932
                                                                        --------------    ----------------

   INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES                     4,646,940           6,374,600

   Income tax provision - deferred                                           1,806,402           2,455,000
                                                                        --------------    ----------------

   INCOME FROM CONTINUING OPERATIONS                                         2,840,538           3,919,600

   DISCONTINUED OPERATIONS
         Gain from disposal of discontinued operations, net                    452,157                  --
         Equity in earnings of discontinued operations, net                         --             261,474
                                                                        --------------    ----------------

   NET INCOME                                                           $    3,292,695    $      4,181,074
                                                                        --------------    ----------------
                                                                        --------------    ----------------

   BASIC INCOME PER COMMON SHARE:
        From continuing operations                                      $         0.23    $           0.37
        From discontinued operations                                              0.04                0.03
                                                                        --------------    ----------------
        Basic income per common share                                   $         0.27    $           0.40
                                                                        --------------    ----------------

   DILUTED INCOME PER COMMON SHARE:
        From continuing operations                                      $         0.22    $           0.35
        From discontinued operations                                              0.03                0.03
                                                                        --------------    ----------------
        Diluted income per common share                                 $         0.25    $           0.38
                                                                        --------------    ----------------


See accompanying notes to consolidated financial statements.

                             EVERGREEN RESOURCES, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                          Nine Months Ended September 30,
                                                                       -----------------------------------
                                                                               1999                1998
                                                                       ---------------    ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                             $     3,292,695    $      4,181,074
Adjustments to reconcile net income to cash
    provided by operating activities:
Depreciation, depletion and amortization                                     3,599,220           2,918,417
Deferred income taxes                                                        1,806,402           2,455,000
Gain on disposal of discontinued operations, net                              (452,157)                 --
Equity in earnings of discontinued operations, net                                  --            (261,474)
Other                                                                          414,427             238,494
Changes in operating assets and liabilities:
     Accounts receivable                                                     1,029,055            (945,034)
     Other current assets                                                     (846,431)             55,858
     Accounts payable                                                          314,588             281,438
     Accrued expenses                                                          323,495              37,340
                                                                       ---------------    ----------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                    9,481,294           8,961,113
                                                                       ---------------    ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in property and equipment                                       (33,840,238)        (36,913,304)
Proceeds from the sale of investment                                         2,258,500                  --
Designated cash                                                                665,874            (267,490)
Change in production taxes payable                                            (665,874)            267,490
Increase in other assets                                                      (282,604)           (159,459)
                                                                       ---------------    ----------------

NET CASH USED BY INVESTING ACTIVITIES                                      (31,864,342)        (37,072,763)
                                                                       ---------------    ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from (payments on) notes payable                              (37,138,700)         27,770,000
Proceeds from sale of common stock, net                                     65,508,922           1,303,074
Principal payments on capital lease obligations                             (4,028,873)           (787,333)
Debt issue costs                                                               (73,669)           (106,527)
Decrease in cash held from operating oil and gas properties                 (1,530,206)            (18,488)
                                                                       ---------------    ----------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                   22,737,474          28,160,726
                                                                       ---------------    ----------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                          7,111               7,971
                                                                       ---------------    ----------------

INCREASE IN CASH AND CASH EQUIVALENTS                                          361,537              57,047

CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD                           1,333,733           2,103,168
                                                                       ---------------    ----------------

CASH AND CASH EQUIVALENTS, END OF THE PERIOD                           $     1,695,270    $      2,160,215
                                                                       ---------------    ----------------
                                                                       ---------------    ----------------

See accompanying notes to consolidated financial statements.

                            EVERGREEN RESOURCES, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                   Three Months Ended                    Nine Months Ended
                                                      September 30,                        September 30,
                                         ------------------------------------    ----------------------------------
                                                 1999              1998                1999             1998
                                                 ----              ----                ----             ----
Net income                               $     1,438,177    $    1,449,149       $    3,292,695    $   4,181,074

Foreign currency translation
 adjustments                                     346,612            88,593             (144,076)          61,924
                                         ---------------    --------------       --------------    --------------

Comprehensive income                     $     1,784,789    $    1,537,742       $    3,148,619    $   4,242,998
                                         ---------------    --------------       --------------    --------------
                                         ---------------    --------------       --------------    --------------





See accompanying notes to consolidated financial statements.

                            EVERGREEN RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 1999
                                   (UNAUDITED)

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

      The financial statements include the accounts of Evergreen and its wholly-owned subsidiaries: Evergreen Operating Corporation ("EOC"), Evergreen Resources (UK) Ltd., Powerbridge, Inc., Evergreen Well Service Company ("EWS"), Primero Gas Marketing Company ("Primero") and EnviroSeis, LLC ("EnviroSeis"). All significant intercompany balances and transactions have been eliminated in consolidation.

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

      The accompanying financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 1998. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Company's financial position as of September 30, 1999 and the results of its operations and cash flows for the three and nine months then ended. Management believes all such adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of results to be expected for a full year.

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

3.    Earnings per Share

         The following table sets forth the computation of basic and diluted earnings per share:

                                                      Three Months Ended                Nine Months Ended
                                                        September 30,                     September 30,
                                              -------------------------------  --------------------------------
                                                    1999             1998            1999              1998
                                              -------------    -------------   --------------    --------------
     Numerator:
       Income from continuing operations      $   1,438,177    $   1,322,389   $    2,840,538    $    3,919,600
       Gain on disposal of discontinued
          operations, net                                --               --          452,157                --
       Equity in earnings of discontinued
          operations, net                                --          126,760               --           261,474
                                              -------------    -------------   --------------    --------------
       Net income                             $   1,438,177    $   1,449,149   $    3,292,695    $    4,181,074
                                              -------------    -------------   --------------    --------------

     Denominator:
       Denominator for basic earnings per
          share - weighted average shares        14,441,277       10,540,545       12,390,013        10,476,437
       Effect of dilutive securities:
          Stock warrants                            827,621          638,381          725,470           669,417
                                              -------------    -------------   --------------    --------------
       Denominator for diluted earnings per
          share - adjusted weighted average
          shares and assumed conversions         15,268,898       11,178,926       13,115,483        11,145,854
                                              -------------    -------------   --------------    --------------
                                              -------------    -------------   --------------    --------------

     Basic income per common share:
         From continuing operations           $        0.10    $        0.13   $         0.23    $         0.37
         From discontinued operations                    --             0.01             0.04              0.03
                                              -------------    -------------   --------------    --------------
         Basic income per common share        $        0.10    $        0.14   $         0.27    $         0.40
                                              -------------    -------------   --------------    --------------

     Diluted income per common share:
         From continuing operations           $        0.09    $        0.12   $         0.22    $         0.35
         From discontinued operations                    --             0.01             0.03              0.03
                                              -------------    -------------   --------------    --------------
         Diluted income per common share      $        0.09    $        0.13   $         0.25    $         0.38
                                              -------------    -------------   --------------    --------------

4.    Public Offering

      On June 22, 1999, the Company completed a public offering of its common shares, whereby it sold 3,162,500 shares at $22.00 per share. Proceeds, net of underwriters' commissions and estimated expenses of approximately $4.4 million, were $65.5 million, of which $58 million and $3.6 million were used to pay off the balances on the Company's line of credit and capital lease obligations. The remainder of the proceeds were used for general corporate purposes.

5.    Discontinued Operations

       Effective February 18, 1999, Evergreen sold its 49% interest in Maverick to the managing members of Maverick for $2.26 million. The sale resulted in a gain net of tax of approximately $452,200 or $0.03 per diluted share. This transaction has been accounted for as a discontinued operation and the results of operations have been excluded from continuing operations in the consolidated statements of income for all periods presented.

6.    Mineral Interests Acquisition

      Effective September 30, 1999, Evergreen acquired coal bed methane mineral interests and certain other assets for $5 million. The purchase price consisted of $2.5 million in cash, which was paid on October 8, 1999, plus 120,000 shares of Evergreen stock valued at $2.5 million. Subject to certain terms and conditions, Evergreen has provided the seller of the mineral interests with protection of the value of such stock, for a period of six months from the effective date of the registration statement relating to the resale of the shares, which was November 5, 1999. If the sales price received by the seller upon the sale of the Evergreen stock is less than the issuance price of $20.83 per share, Evergreen will be required to reimburse the seller for the price differential. The coal bed methane interests consist of a 17.5% royalty interest in more than 20,000 acres in the southern Colorado portion of the Raton Basin, on acreage Evergreen currently operates. Evergreen holds a 75% working interest on this same acreage, which the Company acquired in late 1998. The purchase price allocation for the acquisition is preliminary and will be finalized after a review of the property components and the settlement of potential contingencies.

7.    Subsidiary Guarantors

      In May 1999, the Company filed a Shelf Registration Statement with the Securities and Exchange Commission with an aggregate offering amount of up to $150 million. The Shelf Registration Statement provided for the offering to the public from time to time of (a) debt securities of the Company, which may be wholly and unconditionally guaranteed by certain wholly-owned subsidiaries of the Company (the "Subsidiary Guarantors"),
      (b) common stock of the Company, (c) preferred stock of the Company, (d) depositary shares representing fractional interests in shares of the Company's preferred stock, (e) warrants to purchase the Company's debt securities, preferred stock or common stock and/or (f) subscription rights to purchase any of the foregoing securities. The Company has not issued any debt securities under the Shelf Registration Statement. However, because of the potential for a guarantee of debt securities by the Subsidiary Guarantors, the Company has presented the following condensed consolidating financial data with respect to (i) the Company on a stand-alone basis, (ii) the Subsidiary Guarantors as a group, (iii) the non-guarantor subsidiaries of the Company as a group, (iv) elimination entries for purposes of consolidation and (v) the Company and all of its subsidiaries combined. The Company has not presented separate financial statements for each of the Subsidiary Guarantors because it believes that such information statements is not material to potential investors. All significant intercompany balances and transactions have been eliminated in consolidation. The Subsidiary Guarantors are not subject to any restrictions on their ability to pay dividends to the Company.

                          CONSOLIDATING BALANCE SHEETS
                               SEPTEMBER 30, 1999
                                   (IN 000'S)
                                   (UNAUDITED)

                                                                           COMBINED      COMBINED
ASSETS                                                         PARENT     GUARANTOR    NON-GUARANTOR
                                                               COMPANY    SUBSIDIARIES SUBSIDIARIES  ELIMINATIONS   CONSOLIDATED
                                                             ----------   ------------ ------------- ------------   ------------
CURRENT:
     Cash and cash equivalents                               $    1,619    $     (41)    $     117   $        --     $    1,695
     Accounts receivable                                            532        3,126            41            --          3,699
     Other current assets                                           684          309            15            --          1,008
                                                             ----------    ---------   -----------   -----------    -----------
        TOTAL CURRENT ASSETS                                      2,835        3,394           173            --          6,402
                                                             ----------    ---------   -----------   -----------    -----------
 PROPERTY AND EQUIPMENT                                         118,096       57,549        11,009            --        186,654
     Less accumulated depreciation, depletion and
        amortization                                             19,055        4,231            --            --         23,286
                                                             ----------    ---------   -----------   -----------    -----------
        NET PROPERTY AND EQUIPMENT                               99,041       53,318        11,009            --        163,368
                                                             ----------    ---------   -----------   -----------    -----------
DESIGNATED CASH                                                      --        2,116            --            --          2,116
INVESTMENT IN SUBSIDIARIES                                       13,577        5,094            --       (18,671)            --
OTHER ASSETS                                                      1,506           27            73            --          1,606
DUE TO (FROM) PARENT AND AFFILIATES                              49,721      (38,230)      (11,491)           --             --
                                                             ----------    ---------   -----------   -----------    -----------
                                                             $  166,680    $  25,719   $      (236)  $   (18,671)   $   173,492
                                                             ----------    ---------   -----------   -----------    -----------
                                                             ----------    ---------   -----------   -----------    -----------

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable                                        $      420    $   1,043   $        92   $       --     $     1,555
     Amounts payable to oil and gas property owners                  --        1,417            --            --          1,417
     Accrued expenses and other                                   3,517          178            --            --          3,695
     Current portion - capital leases                                --           --            --            --             --
                                                             ----------    ---------   -----------   -----------    -----------
        TOTAL CURRENT LIABILITIES                                 3,937        2,638            92            --          6,677
PRODUCTION TAXES PAYABLE                                             --        2,116            --            --          2,116
NOTES PAYABLE                                                     5,000        2,000            --            --          7,000
OBLIGATIONS UNDER CAPITAL LEASES                                     --           --            --            --             --
OTHER                                                                --           --            --            --             --
DEFERRED INCOME TAX LIABILITY                                     5,390           --            --            --          5,390
                                                             ----------    ---------   -----------   -----------    -----------
        TOTAL LIABILITIES                                        14,327        6,754            92            --         21,173
                                                             ----------    ---------   -----------   -----------    -----------

STOCKHOLDERS' EQUITY:
     Common stock                                                   146          100            --          (100)           146
     Stock to be issued                                           2,500           --            --            --          2,500
     Partnership capital                                             --       10,190            --       (10,190)            --
     Additional paid-in capital                                 145,337           --            --            --        145,337
     Retained earnings                                            4,370        8,675          (294)       (8,381)         4,370
     Other comprehensive loss                                        --           --           (34)           --            (34)
                                                             ----------    ---------   -----------   -----------    -----------
        TOTAL STOCKHOLDERS' EQUITY                              152,353       18,965          (328)      (18,671)       152,319
                                                             ----------    ---------   -----------   -----------    -----------
                                                             $  166,680    $  25,719   $      (236)  $   (18,671)   $   173,492
                                                             ----------    ---------   -----------   -----------    -----------
                                                             ----------    ---------   -----------   -----------    -----------

                          CONSOLIDATING BALANCE SHEETS
                                DECEMBER 31, 1998
                                   (IN 000'S)
                                   (UNAUDITED)

                                                                            COMBINED       COMBINED
ASSETS                                                          PARENT     GUARANTOR    NON-GUARANTOR
                                                               COMPANY    SUBSIDIARIES   SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                                                             ----------   ------------   -----------   ------------  ------------
CURRENT:
     Cash and cash equivalents                               $    1,200    $     124    $         10    $       --    $     1,334
     Accounts receivable                                            392        4,287              49            --          4,728
     Other current assets                                           290            3               2            --            295
                                                              ---------    ---------    ------------   -----------     ----------
        TOTAL CURRENT ASSETS                                      1,882        4,414              61            --          6,357
                                                              ---------    ---------    ------------   -----------     ----------

 PROPERTY AND EQUIPMENT                                          96,239       40,426          10,511            --        147,176
     Less accumulated depreciation, depletion and
        amortization                                             16,724        2,676              --            --         19,400
                                                              ---------    ---------    ------------   -----------     ----------
        NET PROPERTY AND EQUIPMENT                               79,515       37,750          10,511            --        127,776
                                                              ---------    ---------    ------------   -----------     ----------
DESIGNATED CASH                                                      --        2,782              --            --          2,782
INVESTMENT IN SUBSIDIARIES                                       11,555        5,094              --       (16,649)            --
OTHER ASSETS                                                      2,437          274              --            --          2,711
DUE TO (FROM) PARENT AND AFFILIATES                              31,429      (20,737)        (10,692)           --             --
                                                              ---------    ---------    ------------   -----------     ----------
                                                              $ 126,818    $  29,577       $    (120)    $ (16,649)    $  139,626
                                                              ---------    ---------    ------------   -----------     ----------
                                                              ---------    ---------    ------------   -----------     ----------

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable                                         $     190    $   1,028    $         22    $       --    $     1,240
     Amounts payable to oil and gas property owners                  --        2,947              --            --          2,947
     Accrued expenses and other                                   1,364          151              --            --          1,515
     Current portion - capital leases                                --        1,123              --            --          1,123
                                                              ---------    ---------    ------------   -----------     ----------
        TOTAL CURRENT LIABILITIES                                 1,554        5,249              22            --          6,825
PRODUCTION TAXES PAYABLE                                             --        2,782              --            --          2,782
NOTES PAYABLE                                                    42,400        1,739              --            --         44,139
OBLIGATIONS UNDER CAPITAL LEASES                                     --        2,906              --            --          2,906
OTHER                                                                --           --              --            --             --
DEFERRED INCOME TAX LIABILITY                                     3,295           --              --            --          3,295
                                                              ---------    ---------    ------------   -----------     ----------
        TOTAL LIABILITIES                                        47,249       12,676              22            --         59,947
                                                              ---------    ---------    ------------   -----------     ----------

STOCKHOLDERS' EQUITY:
     Common stock                                                   111          100              --          (100)           111
     Partnership capital                                             --       10,190              --       (10,190)            --
     Additional paid-in capital                                  78,380           --              --            --         78,380
     Retained earnings                                            1,078        6,611            (252)       (6,359)         1,078
     Other comprehensive income                                      --           --             110            --            110
                                                              ---------    ---------    ------------   -----------     ----------
        TOTAL STOCKHOLDERS' EQUITY                               79,569       16,901            (142)      (16,629)        79,679
                                                              ---------    ---------    ------------   -----------     ----------
                                                              $ 126,818    $  29,577    $       (120)    $ (16,629)    $  139,626
                                                              ---------    ---------    ------------   -----------     ----------
                                                              ---------    ---------    ------------   -----------     ----------

                       CONSOLIDATING STATEMENTS OF INCOME
                      THREE MONTHS ENDED SEPTEMBER 30, 1999
                                   (IN 000'S)
                                   (UNAUDITED)

                                                                           COMBINED     COMBINED
                                                              PARENT      GUARANTOR   NON-GUARANTOR
                                                              COMPANY    SUBSIDIARIES  SUBSIDIARIES     ELIMINATIONS    CONSOLIDATED
                                                             ---------   ------------  ------------     ------------    ------------
REVENUES:
     Natural gas revenues                                     $ 4,531        $1,182        $    94      $       --         $ 5,807
     Oil and gas services                                          --         1,466            120          (1,586)             --
     Interest                                                      25            23             --              --              48
                                                              -------        ------        -------         -------         -------

TOTAL REVENUES                                                  4,556         2,671            214          (1,586)          5,855
                                                              -------        ------        -------         -------         -------

EXPENSES:
     Lease operating expenses                                   1,097           310             27             (49)          1,385
     Cost of oil and gas services                                  --           322            126            (448)             --
     Depreciation, depletion and amortization                     830           465             --            (124)          1,171
     General and administrative expenses                          845           267             65            (318)            859
     Interest expense                                              83            --             --              --              83
                                                              -------        ------        -------         -------         -------

TOTAL EXPENSES                                                  2,855         1,364            218            (939)          3,498
                                                              -------        ------        -------         -------         -------

INCOME FROM CONTINUING OPERATIONS                               1,701         1,307             (4)           (647)          2,357
     BEFORE INCOME TAXES

Income tax provision - deferred                                   919            --             --              --             919
                                                              -------        ------        -------         -------         -------

INCOME FROM CONTINUING OPERATIONS                                 782         1,307             (4)           (647)          1,438

DISCONTINUED OPERATIONS
      Gain from disposal of  discontinued  operations,             --            --             --              --              --
      net
      Equity in earnings of  discontinued  operations,             --            --             --              --              --
      net

EQUITY IN UNDISTRIBUTED INCOME OF SUBSIDIARIES                    657            --             --            (657)             --
                                                              -------        ------        -------         -------         -------

NET INCOME                                                    $ 1,439        $1,307        $    (4)        $(1,304)        $ 1,438
                                                              -------        ------        -------         -------         -------
                                                              -------        ------        -------         -------         -------

                       CONSOLIDATING STATEMENTS OF INCOME
                      THREE MONTHS ENDED SEPTEMBER 30, 1998
                                   (IN 000'S)
                                   (UNAUDITED)

                                                                           COMBINED     COMBINED
                                                              PARENT      GUARANTOR   NON-GUARANTOR
                                                              COMPANY    SUBSIDIARIES  SUBSIDIARIES  ELIMINATIONS    CONSOLIDATED
                                                             ---------   ------------  ------------  ------------    ------------
REVENUES:
     Natural gas revenues                                       $4,421        $ 988     $      --    $        --         $5,409
     Oil and gas services                                           --          271            --           (271)            --
     Interest                                                       23           30            --             (2)            51
                                                                ------        -----        ------         ------         ------

TOTAL REVENUES                                                   4,444        1,289            --           (273)         5,460
                                                                ------        -----        ------         ------         ------

EXPENSES:
     Lease operating expenses                                      815          217            --             --          1,032
     Cost of oil and gas services                                   --           85            --            (85)            --
     Depreciation, depletion and amortization                      824          269            --             --          1,093
     General and administrative expenses                           795           14             3           (286)           526
     Interest expense                                              461           85            --             --            546
     Other expense                                                 110            5            --             --            115
                                                                ------        -----        ------         ------         ------

TOTAL EXPENSES                                                   3,005          675             3           (371)         3,312
                                                                ------        -----        ------         ------         ------

INCOME FROM CONTINUING OPERATIONS
     BEFORE INCOME TAXES                                         1,439          614            (3)            98          2,148

Income tax provision - deferred                                    826           --            --             --            826
                                                                ------        -----        ------         ------         ------

INCOME FROM CONTINUING OPERATIONS                                  613          614            (3)            98          1,322

DISCONTINUED OPERATIONS
      Gain from disposal of discontinued operations, net            --           --            --             --             --

      Equity in earnings of discontinued operations, net           127           --            --             --            127

EQUITY IN UNDISTRIBUTED INCOME OF SUBSIDIARIES                     709           --            --           (709)            --
                                                                ------        -----        ------         ------         ------

NET INCOME                                                      $1,449        $ 614        $   (3)        $ (611)        $1,449
                                                                ------        -----        ------         ------         ------
                                                                ------        -----        ------         ------         ------

                       CONSOLIDATING STATEMENTS OF INCOME
                      NINE MONTHS ENDED SEPTEMBER 30, 1999
                                   (IN 000'S)
                                   (UNAUDITED)

                                                                       COMBINED     COMBINED
                                                          PARENT      GUARANTOR   NON-GUARANTOR
                                                         COMPANY    SUBSIDIARIES  SUBSIDIARIES   ELIMINATIONS  CONSOLIDATED
                                                        ---------   ------------  ------------   ------------  ------------
REVENUES:
     Natural gas revenues                               $  11,945    $    3,341   $       233    $       --    $    15,519
     Oil and gas services                                      --         2,426           120        (2,546)            --
     Interest                                                  90            72            --            --            162
                                                        ---------    ----------   -----------    -----------   -----------

TOTAL REVENUES                                             12,035         5,839           353        (2,546)        15,681
                                                        ---------    ----------   -----------    -----------   -----------

EXPENSES:
     Lease operating expenses                               2,700           979           118           (49)         3,748
     Cost of oil and gas services                              --           593           126          (719)            --
     Depreciation, depletion and amortization               2,331         1,303            --          (165)         3,469
     General and administrative expenses                    2,299           720           151          (977)         2,193
     Interest expense                                       1,444           180            --            --          1,624
                                                        ---------    ----------   -----------    -----------   -----------

TOTAL EXPENSES                                              8,774         3,775           395        (1,910)        11,034
                                                        ---------    ----------   -----------    -----------   -----------

INCOME FROM CONTINUING OPERATIONS                           3,261         2,064           (42)         (636)         4,647
    BEFORE INCOME TAXES

Income tax provision - deferred                             1,806            --            --            --          1,806
                                                        ---------    ----------   -----------    -----------   -----------

INCOME FROM CONTINUING OPERATIONS                           1,455         2,064           (42)         (636)         2,841

DISCONTINUED OPERATIONS
      Gain from disposal of  discontinued  operations,        452            --            --            --            452
      net
      Equity in earnings of  discontinued  operations,         --            --            --            --             --
      net

EQUITY IN UNDISTRIBUTED INCOME OF SUBSIDIARIES              1,387            --            --        (1,387)            --
                                                        ---------    ----------   -----------    -----------   -----------

NET INCOME                                              $   3,294    $    2,064   $       (42)   $    (2,023)  $     3,293
                                                        ---------    ----------   -----------    -----------   -----------
                                                        ---------    ----------   -----------    -----------   -----------

                       CONSOLIDATING STATEMENTS OF INCOME
                      NINE MONTHS ENDED SEPTEMBER 30, 1998
                                   (IN 000'S)
                                   (UNAUDITED)

                                                                          COMBINED     COMBINED
                                                             PARENT      GUARANTOR   NON-GUARANTOR
                                                             COMPANY    SUBSIDIARIES  SUBSIDIARIES     ELIMINATIONS    CONSOLIDATED
                                                            ---------   ------------  ------------     ------------    ------------
REVENUES:
     Natural gas revenues                                     $11,694        $2,495      $      --       $      --         $14,189
     Oil and gas services                                          --           736             --            (736)             --
     Interest                                                      48            83             --               2             133
                                                              -------        ------        -------         -------         -------

TOTAL REVENUES                                                 11,742         3,314             --            (734)         14,322
                                                              -------        ------        -------         -------         -------

EXPENSES:
     Lease operating expenses                                   1,801           465             --              --           2,266
     Cost of oil and gas services                                  --           258             --            (258)             --
     Depreciation, depletion and amortization                   2,036           811             --              --           2,847
     General and administrative expenses                        1,902            39             23            (591)          1,373
     Interest expense                                           1,036           271             --              --           1,307
     Other expense                                                149             5             --              --             154
                                                              -------        ------        -------         -------         -------

TOTAL EXPENSES                                                  6,924         1,849             23            (849)          7,947
                                                              -------        ------        -------         -------         -------

INCOME FROM CONTINUING OPERATIONS                               4,818         1,465            (23)            115           6,375
     BEFORE INCOME TAXES

Income tax provision - deferred                                 2,455            --             --              --           2,455
                                                              -------        ------        -------         -------         -------

INCOME FROM CONTINUING OPERATIONS                               2,363         1,465            (23)            115           3,920

DISCONTINUED OPERATIONS
      Gain from disposal of  discontinued  operations,             --            --             --              --              --
      net
      Equity in earnings of  discontinued  operations,            261            --             --              --             261
      net

EQUITY IN UNDISTRIBUTED INCOME OF SUBSIDIARIES                  1,557            --             --          (1,557)             --
                                                              -------        ------        -------         -------         -------

NET INCOME                                                    $ 4,181        $1,465        $   (23)        $(1,442)        $ 4,181
                                                              -------        ------        -------         -------         -------
                                                              -------        ------        -------         -------         -------

                     CONSOLIDATING STATEMENTS OF CASH FLOWS
                      NINE MONTHS ENDED SEPTEMBER 30, 1999
                                   (IN 000'S)
                                   (UNAUDITED)

                                                                     COMBINED       COMBINED
                                                         PARENT      GUARANTOR    NON-GUARANTOR
                                                         COMPANY    SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                        ---------   ------------   ------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                              $  3,293       $  2,064      $    (42)      $ (2,022)      $  3,293
Adjustments to reconcile net income to cash
 provided by operating activities:
Equity in undistributed income of subsidiaries            (2,022)            --            --         (2,022)            --
Depreciation, depletion and amortization                   2,387          1,212            --             --          3,599
Deferred income taxes                                      1,806             --            --             --          1,806
Gain on disposal of discontinued operations, net            (452)            --            --             --           (452)
Other                                                        414             --            --             --            414
Changes in operating assets and liabilities:
     Accounts receivable                                    (139)         1,161             7             --          1,029
     Other current assets                                   (528)          (305)          (13)            --           (846)
     Accounts payable                                        230             14            70             --            314
     Accrued expenses                                        297             27            --             --            324
                                                        --------       --------      --------          -----       --------

NET CASH PROVIDED BY OPERATING ACTIVITIES                  5,286          4,173            22             --          9,481
                                                        --------       --------      --------          -----       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Intercompany (advances) proceeds                         (18,289)        17,496           793             --             --
Investment in property and equipment                     (16,530)       (16,661)         (649)            --        (33,840)
Proceeds from the sale of investment                       2,259             --            --             --          2,259
Designated cash                                               --            666            --             --            666
Change in production taxes payable                            --           (666)           --             --           (666)
Increase in other assets                                    (348)           131           (66)            --           (283)
                                                        --------       --------      --------          -----       --------

NET CASH USED BY INVESTING ACTIVITIES                    (32,908)           966            78             --        (31,864)
                                                        --------       --------      --------          -----       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from (payments on) notes payable            (37,400)           261            --             --        (37,139)
Proceeds from sale of common stock, net                   65,509             --            --             --         65,509
Principal payments on capital lease obligations               --         (4,029)           --             --         (4,029)
Debt issue costs                                             (71)            (3)           --             --            (74)
Cash held from operating oil and gas properties               --         (1,530)           --             --         (1,530)
                                                        --------       --------      --------          -----       --------

NET CASH PROVIDED BY FINANCING ACTIVITIES                 28,038         (5,301)           --             --         22,737
                                                        --------       --------      --------          -----       --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                       --             --             7             --              7
                                                        --------       --------      --------          -----       --------

INCREASE IN CASH AND CASH EQUIVALENTS                        416           (162)          107             --            361

CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD         1,200            124            10             --          1,334
                                                        --------       --------      --------          -----       --------

CASH AND CASH EQUIVALENTS, END OF THE PERIOD            $  1,616       $    (38)     $    117          $  --       $  1,695
                                                        --------       --------      --------          -----       --------
                                                        --------       --------      --------          -----       --------

                     CONSOLIDATING STATEMENTS OF CASH FLOWS
                      NINE MONTHS ENDED SEPTEMBER 30, 1998
                                   (IN 000'S)
                                   (UNAUDITED)

                                                                     COMBINED       COMBINED
                                                         PARENT      GUARANTOR    NON-GUARANTOR
                                                         COMPANY    SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                        ---------   ------------   ------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                              $  4,181       $  1,465      $    (23)      $ (1,442)      $  4,181
Adjustments to reconcile net income to cash
  provided by operating activities:
Equity in undistributed income of subsidiaries            (1,442)            --            --         (1,442)            --
Depreciation, depletion and amortization                   2,107            811            --             --          2,918
Deferred income taxes                                      2,455             --            --             --          2,455
Equity in earnings of discontinued operations, net          (261)            --            --             --           (261)
Other                                                        238             --            --             --            238
Changes in operating assets and liabilities:
     Accounts receivable                                  (1,198)           261            (8)            --           (945)
     Other current assets                                     27             25             3             --             55
     Accounts payable                                         21            260            --             --            281
     Accrued expenses                                         50            (13)           --             --             37
                                                        --------       --------      --------   ------------       --------

NET CASH PROVIDED BY OPERATING ACTIVITIES                  6,180          2,809           (28)            --          8,961
                                                        --------       --------      --------   ------------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Intercompany (advances) proceeds                          (8,359)         7,419           940             --             --
Investment in property and equipment                     (23,934)       (12,074)         (906)            --        (36,914)
Designated cash                                               --           (267)           --             --           (267)
Change in production taxes payable                            --            267            --             --            267
Increase in other assets                                    (181)            22            --             --           (159)
                                                        --------       --------      --------   ------------       --------

NET CASH USED BY INVESTING ACTIVITIES                    (32,474)        (4,633)           34             --        (37,073)
                                                        --------       --------      --------   ------------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from (payments on) notes payable             26,688          1,082            --             --         27,770
Proceeds from sale of common stock, net                    1,303             --            --             --          1,303
Principal payments on capital lease obligations               --           (787)           --             --           (787)
Debt issue costs                                            (107)            --            --             --           (107)
Cash held from operating oil and gas properties               --            (18)           --             --            (18)
                                                        --------       --------      --------   ------------       --------

NET CASH PROVIDED BY FINANCING ACTIVITIES                 27,884            277            --             --         28,161
                                                        --------       --------      --------   ------------       --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                       --             --             8             --              8
                                                        --------       --------      --------   ------------       --------

INCREASE IN CASH AND CASH EQUIVALENTS                      1,590         (1,547)           14             --             57

CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD           419          1,680             4             --          2,103
                                                        --------       --------      --------   ------------       --------

CASH AND CASH EQUIVALENTS, END OF THE PERIOD            $  2,009       $    133      $     18   $         --       $  2,160
                                                        --------       --------      --------   ------------       --------
                                                        --------       --------      --------   ------------       --------

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

RATON BASIN

As of November 2, 1999, Evergreen owns 227 net producing gas wells. Gas production has continued to improve since sales began in January 1995 to a current level of over 51 million cubic feet ("MMcf") per day gross.

The Company enters into contractual obligations that require future physical delivery in an attempt to manage price risk with regard to a portion of its natural gas production. For the period November 1, 1999, through October 31, 2000, the Company has entered into contracts to sell approximately 34 MMcf per day, net at $1.95.

Effective September 30, 1999, Evergreen acquired coal bed methane mineral interests and certain other assets for $5 million. The purchase price consisted of $2.5 million in cash, which was paid on October 8, 1999, plus 120,000 shares of Evergreen stock valued at $2.5 million. Subject to certain terms and conditions, Evergreen has provided the seller of the mineral interests with protection of the value of such stock, for a period of six months from the effective date of the registration statement, relating to the resale of the shares, which was November 5, 1999. If the sales price received by seller upon the sale of the Evergreen stock is less than the issuance price of $20.83 per share, Evergreen will be required to reimburse the seller for the price differential. The coal bed methane interests consist of a 17.5% royalty interest in more than 20,000 acres in the southern Colorado portion of the Raton Basin, on acreage

Evergreen currently operates. Evergreen holds a 75% working interest on this same acreage, which the Company acquired in late 1998. The purchase price allocation for the acquisition is preliminary and will be finalized after a review of the property components and the settlement of potential contingencies.

RESULTS OF OPERATIONS

The following table sets forth certain operating data of the Company for the periods presented: "Mcf" means thousand cubic feet and "Mcfe" means thousand cubic feet equivalent.

                                                    Three Months Ended             Nine Months Ended
                                                       September 30,                 September 30,
                                                 ------------------------     --------------------------
                                                   1999            1998          1999            1998
                                                   ----            ----          ----            ----
  Natural gas production (Mcf)                   3,549,000      2,731,000     9,910,000        7,103,000

  Average realized sales price per Mcf        $       1.64    $      1.98    $     1.57    $        2.00

  Cost per Mcfe:
       Lease operating expense                $       0.39    $      0.38    $     0.38    $        0.32
       Depreciation, depletion and
          amortization                        $       0.33    $      0.40    $     0.35    $        0.40
       General and administrative             $       0.24    $      0.19    $     0.22    $        0.19

RESULTS OF OPERATIONS - THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999

The Company reported net income of $1,438,000 or $0.09 per diluted share for the three months ended September 30, 1999, compared to net income of $1,449,100 or $0.13 per diluted share for the same period in 1998. Although sales volume increased by 30% in the third quarter of 1999, net income decreased in 1999 as compared to 1998. The decrease was primarily due to a decrease in gas prices of 17% to $1.64 per Mcf in 1999 from $1.98 in 1998 and increases in lease operating expenses and general and administrative expenses. For the nine months ended September 30, 1999, the Company reported net income of $3,293,000 or $0.25 per diluted share compared to net income of $4,181,000 or $0.38 per diluted share in 1998. The nine months earnings included a one-time, after tax gain of $452,000 or $0.03 per diluted share, resulting from the sale of Evergreen's 49% interest in Maverick. The decrease in net income during the nine months ended September 30, 1999 as compared to the prior year was attributable to a decrease in gas prices and increases in lease operating expense, general and administrative and interest expense.

Natural gas revenues increased to $5,807,000 during the three months ended September 30, 1999, from $5,409,000 for the same period in the prior year. During the nine months ended September 30, 1999, natural gas revenues increased to $15,518,000 from $14,189,000 for the same period in the prior year. The increase in natural gas revenues for both the three and nine month periods is due to a 30% and 40% increase in sales volumes, which was significantly offset by a 17% and 22% decrease in natural gas prices for the three and nine month periods. At September 30, 1999, the number of producing Raton Basin wells increased to 220 net from 147 net producing wells at September 30, 1998. The increase in the number of producing wells in 1999 as compared to 1998 is due to the drilling of 59 new wells and the acquisition of 14 net producing wells in Long Canyon in December of 1998.

Lease operating expenses for the three months ended September 30, 1999, were $1,384,000 or $0.39 per Mcf compared to $1,032,000 or $0.38 per Mcf for the same period in 1998. During the nine months ended September 30, 1999, lease operating expenses were $3,748,000 or $0.38 per Mcf as compared to $2,265,000 or $0.32 per Mcf for the same period in the prior year. The increase in lease operating expense for the three and nine months in 1999 as compared to 1998 is primarily due to increased water management costs and road maintenance. The Company is continuing its efforts to reduce water management costs through the drilling of disposal wells, purchase of water trucks and the continued approval of discharge permits. One disposal well has been drilled and is awaiting completion and a second disposal well is scheduled to be drilled within the next month.

Depreciation, depletion and amortization expense for the three months ended September 30, 1999, was $1,171,000 compared to $1,094,000 for the same period in 1998. During the nine months ended September 30, 1999, depreciation, depletion and amortization expense was $3,469,000 as compared to $2,847,000 for the same period in the prior year. On an equivalent Mcf basis, depreciation, depletion and amortization expense declined to $0.33 per Mcf in the three months ended September 30, 1999, as compared to $0.40 per Mcf for the same period in the prior year. For the nine months ended September 30, 1999 depreciation, depletion and amortization expenses were $0.35 per Mcf as compared to $0.40 per Mcf for the same period in 1998. The decrease in cost per Mcf in 1999 as compared to 1998 is due to the significant increase in the estimated units of proved reserves as a result of the number of new wells that have been drilled in 1999.

General and administrative expenses were $859,000 during the three months ended September 30, 1999, as compared to $525,000 during the same period in 1998, and $2,193,000 for the nine months ended September 30, 1999, as compared to $1,373,000 for the same period in the prior year. The increase in general and administrative expenses of $334,000 for the three months ended September 30, 1999 as compared to 1998 and the increase of $820,000 for the nine month period ended September 30, 1999 as compared to 1998 is due to an increase in administrative staff and other corporate expenses as a result of the significant growth of the Company. Through March 1999, EOC, a wholly owned subsidiary of the Company, operated properties for various third party working interest owners. In January 1999, the working interest owners sold those properties. As a result, EOC did not receive overhead charges, which reduced expenses, for the operation of those properties in the three and nine months ended September 30, 1999. Accordingly, the Company's general and administrative expenses increased by $149,000 and $257,000, respectively.

Interest expense for the three months ended September 30, 1999, was $83,000 compared to $546,000 for the same period in 1998. During the nine months ended September 30, 1999, interest expense was $1,624,000 compared to $1,307,000 for the same period in the prior year. The decrease of $463,000 for the three months ended September 30, 1999, over the same period in 1998, was the result of the pay-off of the line of credit, as explained below. The $317,000 increase for the nine months ended September 30, 1999, over the same period in 1998, was due to increased borrowings incurred to fund the development of the Raton Basin. On June 22, 1999, the Company paid off the outstanding balance of $58 million under its line of credit and on June 30, 1999, paid off $3.6 million under its capital lease obligation, with the proceeds received from the public offering of its common shares.

LIQUIDITY AND CAPITAL RESOURCES

On June 22, 1999, the Company completed a public offering of its common shares, whereby it sold 3,162,500 shares at $22.00 per share. Proceeds, net of underwriters' commissions and estimated expenses of approximately $4.4 million, were $65.5 million, of which $58 million and $3.6 million were used to pay off balances on the Company's line of credit and capital lease obligation. The remainder of the proceeds were used for general corporate purposes.

As of September 30, 1999, the Company had a $75 million revolving line of credit with a bank group consisting of Hibernia National Bank, as agent, Chase Bank of Texas and Paribas ("the Banks"). The line is available through June 2001. Advances pursuant to this line of credit are limited to a borrowing base, which is presently $75 million. At the Company's election, it may use either the London interbank offered rate plus a margin of 1.38% to 1.75% or the prime rate plus a margin of 0% to 0.25%, with margins on both rates determined on the average outstanding borrowings under the credit facility. The borrowing base is redetermined semi-annually by the Banks based upon reserve evaluations of the Company's oil and gas properties. An average annual facility fee of 0.375% is charged quarterly for any unused portion of the credit line. The agreement is collateralized by oil and gas properties and also contains certain net worth and ratio requirements. At September 30, 1999, $7 million was outstanding under the line of credit.

In February 1999, the Company sold its 49% interest in Maverick for approximately $2.3 million and formed a new well service company, EWS. The well service company is currently providing fracture stimulation services, cement work, drilling and workovers. Evergreen anticipates an increase in quality control and cost savings from the services performed by EWS.

In light of the September 30, 1999 Raton Basin acquisition of mineral interests, the Company has increased its projected 1999 capital spending to approximately $50 million. The Company will spend approximately $45 million on its total exploration and development budget and $5 million on the recent mineral interest acquisition. Approximately $35 million of the $45 million is scheduled to be spent on drilling and gas collection systems, $5 million on well service equipment and $5 million on its international and other projects. During the nine months ended September 30, 1999, the Company spent approximately $33 million on drilling and recompletion and gas collection systems while $6 million was spent on well service equipment and other items.

Cash flows provided by operating activities were $9,481,000 for the nine months ended September 30, 1999 as compared to cash flows provided by operating activities of $8,961,000 for the same period in 1998. The increase in cash flows provided by operating activities was due primarily to the changes in operating assets and liabilities in 1999 as compared to 1998, and was offset by lower gas prices and an overall increase in operating and interest expense in 1999 as compared to 1998.

Cash flows used by investing activities were $31,864,000 for the nine months ended September 30, 1999 versus $37,073,000 during the same period in 1998. The decrease in cash flows used by investing activities was due to the acquisition of the Cottontail Pass Unit in 1998 for approximately $13,100,000. Excluding the acquisition, the total spending in 1998 for property and equipment was approximately $23,813,000 as compared to the 33,840,000 in 1999. The increase in 1999 over 1998 is due primarily to the drilling of 66 wells in 1999 as compared to 39 wells in 1998, the completion of the Tamburelli Ranch compressor station in 1999, and the purchase of well service equipment. These costs were offset by the $2,258,000 received from the sale of Maverick.

Cash flows provided by financing activities were $22,737,000 during the nine months ended September 30, 1999 as compared to cash flows provided by financing activities of $28,161,000 for the same period in 1998. The decrease is primarily due to the completion of the equity offering described above and was offset by the repayment of all outstanding debt that had been incurred to fund the development of the drilling and gas collection system in the Raton Basin.

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

SUBSIDIARY GUARANTORS

In May 1999, the Company filed a Shelf Registration Statement with the Securities and Exchange Commission with an aggregate offering amount of up to $150 million. The Shelf Registration Statement provided for the offering to the public from time to time of (a) debt securities of the Company, which may be wholly and unconditionally guaranteed by certain wholly-owned subsidiaries of the Company (the "Subsidiary Guarantors"), (b) common stock of the Company, (c) preferred stock of the Company, (d) depositary shares representing fractional interests in shares of the Company's preferred stock,
(e) warrants to purchase the Company's debt securities, preferred stock or common stock and/or (f) subscription rights to purchase any of the foregoing securities. The Company has not issued any debt securities under the Shelf Registration Statement. However, because of the potential for a guarantee of debt securities by the Subsidiary Guarantors, the Company has presented the following condensed consolidating financial data with respect to (i) the Company on a stand-alone basis, (ii) the Subsidiary Guarantors as a group,
(iii) the non-guarantor subsidiaries of the Company as a group, (iv) elimination entries for purposes of consolidation and (v) the Company and all of its subsidiaries combined. The

Company has not presented separate financial statements for each of the Subsidiary Guarantors because it believes that such information statements is not material to potential investors. All significant intercompany balances and transactions have been eliminated in consolidation. The Subsidiary Guarantors are not subject to any restrictions on their ability to pay dividends to the Company.

ITEM 3.       QUANTATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company measures its exposure to market risk at any point in time by comparing its open positions to a market risk of fair value. The market prices the Company uses to determine fair value are based on management's best estimates, which consider various factors including closing exchange prices, volatility factors and the time value of money. At September 30, 1999, the Company was exposed to some market risk on its long-term debt, foreign currency and natural gas prices; however, management does not believe that such risk is material.

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

ITEM 2.       CHANGES IN SECURITIES.

In July and August 1999, the Company issued 15,000 and 25,806, respectively, shares of Common Stock to certain companies and individuals in connection with various property acquisitions. The Company issued these shares of Common Stock in each case in reliance on the exemption from registration provided by
Section 4 (2) of the Securities Act.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable

ITEM 5.       OTHER INFORMATION.

Not applicable.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K.

(a)    Exhibits.

       Exhibit 27 - Financial Data Schedule.

(b)    Reports on Form 8-K.

       Not applicable

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   EVERGREEN RESOURCES, INC.
                                   (Registrant)





DATE:  November 10, 1999           By:  /s/ Kevin R. Collins
                                   ---------------------------------------
                                   Kevin R. Collins
                                   VP - Finance, Chief Financial Officer
                                   (Principal Financial and Accounting Officer)