Form 10-K405
period 1999-12-31
EVERGREEN RESOURCES INC
filed 2000-03-30
CIK 353943

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For The Fiscal Year Ended December 31, 1999

                                       or

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Transition Period From      to
                                                    ----   ----
                         COMMISSION FILE NUMBER 0-13171

                            EVERGREEN RESOURCES, INC.
             (Exact name of registrant as specified in its charter)

             COLORADO                                   84-0834147
  (State or other jurisdiction of                   (I.R.S.  Employer
   incorporation or organization)                    Identification No.)

          1401 17TH STREET
          SUITE 1200
          DENVER, COLORADO                                   80202
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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K, is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /x/

         As of March 15, 2000, the Registrant had 14,921,981 common shares outstanding, and the aggregate market value of the common shares held by non-affiliates was approximately $263,637,000 based upon the closing price of $22.06 per share for the common stock on March 15, 2000, as reported on the NASDAQ National Market.

DOCUMENTS INCORPORATED BY REFERENCE: DEFINITIVE PROXY MATERIALS FOR 2000 ANNUAL MEETING OF STOCKHOLDERS - PART III, ITEMS 10, 11, 12, AND 13.
================================================================================

                                TABLE OF CONTENTS

                                       PART I                                                         PAGE

         Item 1.      Business.....................................................................      4
         Item 2.      Properties...................................................................     17
         Item 3.      Legal Proceedings............................................................     23
         Item 4.      Submission of Matters to a Vote of Security Holders..........................     23


                                     PART II

         Item 5.      Market for Registrant's Common Equity
                             and Related Stockholder Matters.......................................     24
         Item 6.      Selected Financial Data......................................................     25
         Item 7.      Management's Discussion and Analysis of
                             Financial Condition and Results of Operations.........................     26
         Item 7A.     Quantitative and Qualitative Disclosure about Market Risk....................     31
         Item 8.      Financial Statements and Supplementary Data..................................     32
         Item 9.      Changes in and Disagreements with Accountants
                             on Accounting and Financial Disclosure................................     32


                                    PART III

         Item 10.     Directors and Executive Officers of the
                             Registrant............................................................     32
         Item 11.     Executive Compensation.......................................................     32
         Item 12.     Security Ownership of Certain Beneficial
                             Owners and Management.................................................     32
         Item 13.     Certain Relationships and Related Transactions...............................     32


                                    PART IV

         Item 14.     Exhibits, Consolidated Financial Statement Schedules
                             and Reports on Form 8-K...............................................     33
         Signatures................................................................................     34

                               CERTAIN DEFINITIONS

The following are definitions of terms commonly used in the oil and natural gas industry and this document.

Unless otherwise indicated in this document, natural gas volumes are stated at the legal pressure base of the state or area in which the reserves are located at 60 (degrees) Fahrenheit. Natural gas equivalents are determined using the ratio of six Mcf of natural gas to one barrel of crude oil, condensate or natural gas liquids so that one barrel of oil is referred to as six Mcf of natural gas equivalent or "Mcfe." As used in this document, the following terms have the following specific meanings: "Mcf" means thousand cubic feet, "MMcf"" means million cubic feet, "Bcf" means billion cubic feet, "Bbl" means barrel, "MBbl" means thousand barrels, "Mcfe" means thousand cubic feet equivalent, "MMcfe" means million cubic feet equivalent, "Bcfe" means billion cubic feet equivalent, and "MMBtu" means million British thermal units.

AVERAGE FINDING COST. The amount of total capital expenditures, including acquisition costs, and exploration and abandonment costs, for oil and natural gas activities divided by the amount of proved reserves added in the specified period.

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

LOE. Lease operating expenses, which includes, among other things, extraction costs and property taxes.

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

                                     PART I

ITEM 1.       BUSINESS

GENERAL

         Evergreen Resources, Inc. ("Evergreen" or "the Company") is a Colorado corporation organized on January 14, 1981. Evergreen is an independent energy company engaged in the exploration, development, production, operation and acquisition of oil and gas properties. Evergreen's primary focus is on developing and expanding its coal bed methane properties located on approximately 207,000 gross acres in the Raton Basin in southern Colorado. The Company also holds exploration licenses on approximately 513,000 acres onshore in the United Kingdom, an interest in exploratory acreage offshore in the Falkland Islands, an oil and gas exploration contract on approximately 2.4 million gross acres in northern Chile and exploratory acreage in northwest Colorado. Evergreen operates all of its producing properties.

         Evergreen maintains its principal executive offices at 1401 17th Street, Suite 1200, Denver, Colorado 80202, and its telephone number is (303) 298-8100.

         The authorized capitalization of the Company is 50,000,000 shares of no par value common stock, of which 14,621,026 shares were issued and outstanding at December 31, 1999, and 25,000,000 shares of $1.00 par value preferred stock, none of which were issued and outstanding at December 31, 1999.

         On June 22, 1999, the Company completed a public offering of its common shares, whereby it sold 3,162,500 shares at $22.00 per share. Proceeds, net of underwriters' commissions and expenses of $4.4 million, were $65.1 million, of which $58 million and $3.6 million were used to pay off the balances on the Company's line of credit and capital lease obligations. The remainder of the proceeds were used for general corporate purposes.

         This report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including statements regarding, among other items,
(i) the Company's growth strategies, (ii) anticipated trends in the Company's business and its future results of operations, (iii) market conditions in the oil and gas industry, (iv) the ability of the Company to make and integrate acquisitions and (v) the outcome of litigation and the impact of governmental regulation. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, many of which are beyond the Company's control. Actual results could differ materially from those implied by these forward-looking statements as a result of, among other things, a decline in natural gas production, a decline in natural gas prices, incorrect estimations of required capital expenditures, increases in the cost of drilling, completion and gas gathering, an increase in the cost of production and operations, an inability to meet growth projections, or changes in general economic conditions. These and other risks are discussed under the heading "Business - Certain Risks"." In light of these and other risks and uncertainties of which we may be unaware or which we currently deem immaterial, there can be no assurance that actual results will be as projected in the forward-looking statements.

         For a discussion of the development of the Company's business, see Item 2.

FOCUS - RATON BASIN

         The Company's current operations are principally focused on developing and expanding its coal bed methane project located in the Raton Basin in southern Colorado.

         Evergreen is one of the largest holders of oil and gas leases in the Raton Basin with approximately 207,000 gross acres. In addition, the Company's daily gas sales at March 15, 2000 represent approximately 58% of the gas currently sold from the Raton Basin. Evergreen currently has 267 net producing gas wells on its Raton Basin properties and other exploratory wells which are subject to further evaluation. The Company has identified approximately 700 - 800 additional drilling locations on its Raton Basin acreage, of which 183 were included in the Company's proved reserve base at December 31, 1999.

         At December 31, 1999, Evergreen had estimated net proved reserves of 559 Bcf with a PV-10, before future income tax expense, of approximately $331 million. Natural gas constituted all of Evergreen's estimated net proved reserves, all of which were located in the Raton Basin and 60% of which were developed. Evergreen has a 100% working interest in the majority of its Raton Basin acreage and wells, and also owns the gas collection systems and related equipment associated with these wells. Evergreen operates all of its producing properties.

         From March 31, 1995 through December 31, 1999, Evergreen added a net 496 Bcf of estimated proved reserves principally through its drilling in the Raton Basin. This represents a compound annual growth rate in excess of 50%. The company has an established track record for significantly growing its reserve base. Since the Company began its drilling efforts in the Raton Basin, it has drilled and tested approximately 250 producing wells and achieved a 98% success rate. In addition, the Company acquired 43 net producing wells through property acquisitions in 1998. Since early 1995, the Company's average gross daily production has increased from 1.5 MMcf to over 54 MMcf at March 15, 2000.

         Evergreen believes that it has gained significant experience in coal bed methane exploration and development, including the utilization of enhanced drilling, completion and production techniques developed over a number of years. From inception of its Raton Basin project through December 31, 1999, the Company spent approximately $134 million on the drilling and completion of its wells, pipelines, gathering systems, compression equipment and the acquisition of additional working interests, which represents a total finding and development cost of $0.23 per Mcfe.

         The Raton Basin is an onshore depositional and structural basin that is approximately 80 miles long and 50 miles wide, located in southern Colorado and northern New Mexico. The Raton Basin contains two coal bearing formations, the Vermejo formation coals located at depths of between 450 and 3,500 feet and the shallower Raton formation coals, located at depths from the surface to approximately 2,000 feet. To date, the majority of Evergreen's production has been from the Vermejo formation coals; however, the Raton formation coal seams are now being successfully developed as well.

         Approximately 133,900 acres of the Company's 207,000 gross acres in the Raton Basin have been included in three federal units, which simplifies lease maintenance for the Company. Formation of these federal units allows Evergreen, as unit operator, to base development decisions within the unit on technical, geologic and geophysical data, rather than on the fulfillment of lease term obligations.

INTERNATIONAL PROJECTS

         UNITED KINGDOM. Evergreen holds licenses on approximately 513,000 acres onshore in the United Kingdom. The Company believes that there are potential opportunities to develop coal bed methane reserves within these license areas. To date, Evergreen has spent approximately $9.5 million on this project and will commence drilling coal bed methane wells in April 2000. Evergreen will spend approximately $8 million to $9 million in 2000 to drill conventional coal bed methane, interaction and gob gas wells and maintain the licenses. Gob gas is methane gas that has collected in abandoned underground coal mines.

         The Company plans to initially drill approximately 5 conventional coal bed methane wells starting in late April 2000. The Company also plans to drill 7 gob and interaction gas wells during 2000. The Company has applied for several planning permits and has received 5 approvals and is waiting for approval from local authorities for the remaining permits.

         FALKLAND ISLANDS. In October 1998, the Falkland Islands consortium, in which Evergreen has a net 2% interest, finished drilling its second well. The two wells on Tranche A have established good source rocks seal and potential reservoir rocks.

         The consortium is in the process of assigning the license interests and operatorship to Argos Evergreen Ltd. ("AEL"), in which Evergreen owns a 40% interest, and has requested a consent from the appropriate government authority. Upon approval of the assignments Evergreen's ownership in the project will increase from 2% to 40%. AEL is currently evaluating data from all wells drilled to determine the future strategy for the acreage. AEL has extended the license fees through 2000 and has no further work obligations through 2001. The total estimated costs for the program over the next two years is approximately $120,000.

CHILE. In March 1997, the Government of Chile awarded an oil and gas exploration license to Evergreen on two 5,000 square kilometer (each are approximately 1.2 million gross acres) blocks in northern Chile. Evergreen has a 75% working interest in the blocks and will serve as operator. Empresa Nacional del Petroleo ("ENAP"), the Chilean government - owned energy company, holds the remaining 25% working interest. A proprietary 2D seismic program was completed. The data is being processed and interpreted. Upon completion, Evergreen will notify the Ministry of Mining as to its intent to proceed to the next exploration period which involves the drilling of an exploratory well on each block..

BUSINESS STRATEGY

         The Company's objective is to enhance shareholder value by increasing reserves, production, cash flow, earnings and net asset value per share. To accomplish this objective, the Company intends to capitalize on its experience and operating expertise in coal bed methane properties and on its other competitive strengths, which include:

         -    its inventory of drilling locations in the Raton Basin,

         - its track record for discovering new reserves and significantly growing its reserve base, and

         - its position as a low-cost finder, developer and producer of natural gas.

CUSTOMERS AND MARKETS

         GAS MARKETING. Primero Gas Marketing Company ("Primero") is a wholly-owned subsidiary of the Company that was formed to market and sell natural gas for the Company and third parties. To date, Primero has only marketed and sold gas on behalf of the Company, royalty interests and working interest partners. Primero also operates the Company's gas collection systems and purchases all the Company's production from its Raton Basin wells.

         The expanding production in the Raton Basin led Colorado Interstate Gas Company ("CIG") to file with the Federal Energy Regulatory Commission (the "FERC") for approval to construct a new, 115-mile, 16-inch pipeline connecting CIG's Picketwire Lateral pipeline near Trinidad, Colorado to its mainline compressor station at Campo, Colorado (the "Campo Lateral"). Now completed, the Campo Lateral has initial capacity of up to approximately 100 MMcf per day, which more than doubles the pipeline capacity previously available from the Raton Basin. The pipeline capacity may be further expanded through the use of additional compression facilities. In August 1997, the Company entered into a new agreement with CIG having a term of 15 years which entitles the Company to firm transportation of its Raton Basin gas through the Campo Lateral and which also commits the Company to transport minimum amounts of natural gas from the Raton Basin through the Campo Lateral. As of March 1, 2000, the Company had total firm commitments of 53 MMcf per day. The CIG contract provides for delivery of the Company's gas into interstate pipelines in Texas, from which it can be transported to Midwest and East Coast markets. Absent the Campo Lateral, the Company would be restricted in the total production that could be transported from the Raton Basin.

         MAJOR CUSTOMERS. Evergreen has three major customers Aquila Energy Corporation, Natural Gas Transmission Services, Inc. and Columbia Energy, which purchased approximately 24%, 49% and 18%, respectively, of the Company's gas production for the year ended December 31, 1999. Based on the general demand for gas, the loss of all of these customers would not be expected to have a material adverse effect on Evergreen's business. As the Company's base of production grows in the Raton Basin, the Company hopes to be able to enter into long-term contracts with end users at favorable prices. Currently, the Company's gas is sold at spot market prices or under contracts for terms of up to 41 months.

         COMPETITION. The Company competes with numerous other companies in virtually all facets of its business, including many that have significantly greater resources. Such competitors may be able to pay more for desirable leases and to evaluate, bid for and purchase a greater number of properties than the financial or personnel resources of the Company permit. The ability of the Company to increase reserves in the future will be dependent on its ability to select and acquire suitable producing properties and prospects for future exploration and development. The availability of a market for oil and natural gas production depends upon numerous factors beyond the control of producers, including but not limited to the availability of other domestic or imported production, the locations and capacity of pipelines, and the effect of federal and state regulation on such production.

GOVERNMENT REGULATION OF THE OIL AND GAS INDUSTRY

         GENERAL. The Company's business is affected by numerous governmental laws and regulations, including energy, environmental, conservation, tax and other laws and regulations relating to the energy industry. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties and/or injunctive relief. Moreover, changes in any of these laws and regulations could have a material adverse effect on the Company's business. In view of the many uncertainties with respect to current and future laws and regulations, including their applicability to the Company, the Company cannot predict the overall effect of such laws and regulations on its future operations.

         The Company believes that its operations comply in all material respects with applicable laws and regulations and that the existence and enforcement of such laws and regulations have no more restrictive effect on the Company's method of operations than on other similar companies in the energy industry.

         The following discussion contains summaries of certain laws and regulations and is qualified in its entirety by the foregoing.

         FEDERAL REGULATION OF THE SALE AND TRANSPORTATION OF OIL AND GAS. Various aspects of the Company's oil and natural gas operations are regulated by agencies of the Federal government. The FERC regulates the transportation and sale for resale of natural gas in interstate commerce pursuant to the Natural Gas Act of 1938 ("NGA") and the Natural Gas Policy Act of 1978 ("NGPA"). In the past, the Federal government has regulated the prices at which oil and gas could be sold. While "first sales" by producers of natural gas, and all sales of crude oil, condensate and natural gas liquids can currently be made at uncontrolled market prices, Congress could reenact price controls in the future. Deregulation of wellhead sales in the natural gas industry began with the enactment of the NGPA in 1978. In 1989, Congress enacted the Natural Gas Wellhead Decontrol Act (the "Decontrol Act"). The Decontrol Act removed all NGA and NGPA price and non-price controls affecting wellhead sales of natural gas effective January 1, 1993.

         Commencing in April 1992, the FERC issued Order Nos. 636, 636-A, 636-B, 636-C and 636-D ("Order No. 636"), which require interstate pipelines to provide transportation services separate, or "unbundled," from the pipelines' sales of gas. Also, Order No. 636 requires pipelines to provide open access transportation on a nondiscriminatory basis that is equal for all natural gas shippers. Although Order No. 636 does not directly regulate the Company's production activities, the FERC has stated that it intends for Order No. 636 to foster increased competition within all phases of the natural gas industry. It is unclear what impact, if any, increased competition within the natural gas industry under Order No. 636 will have on the Company's activities.

         The courts have largely affirmed the significant features of Order No. 636 and numerous related orders pertaining to the individual pipelines, although certain appeals remain pending and the FERC continues to review and modify its open access regulations. In particular, the FERC has recently begun a broad review of its transportation regulations, including how they operate in conjunction with state proposals for retail gas marketing restructuring, whether to eliminate cost-of-service rates for short-term transportation, whether to allocate all short-term capacity on the basis of competitive auctions, and whether changes to its long-term transportation policies may also be appropriate to avoid a market bias toward short-term contracts. The Company cannot predict what action the FERC will take on these matters, nor can it accurately predict whether the FERC's actions will, over the long term, achieve the goal of increasing competition in markets in which the Company's natural gas is sold. However, the Company does not believe that it will be affected by any action taken materially differently than other natural gas producers and marketers with which it competes.

         Commencing in October 1993, the FERC issued a series of rules (Order Nos. 561 and 561-A) establishing an indexing system under which oil pipelines will be able to change their transportation rates, subject to prescribed ceiling levels. The indexing system, which allows or may require pipelines to make rate changes to track changes in the Producer Price Index for Finished Goods, minus one percent, became effective January 1, 1995. The Company does not believe that these rules affect it any differently than other oil producers and marketers with which it competes.

         The FERC has also issued numerous orders confirming the sale and abandonment of natural gas gathering facilities previously owned by interstate pipelines and acknowledging that if the FERC does not have jurisdiction over services provided thereon, then such facilities and services may be subject to regulation by state authorities in accordance with state law. A number of states have either enacted new laws or are considering the adequacy of existing laws affecting gathering rates and/or services. Other state regulation of gathering facilities generally includes various safety, environmental, and in some circumstances, nondiscriminatory take requirements, but does not generally entail rate regulation. Thus, natural gas gathering may receive greater regulatory scrutiny of state agencies in the future. The Company's gathering operations could be adversely affected should they be subject in the future to increased state regulation of rates or services, although the Company does not believe that it would be affected by such regulation any differently than other natural gas producers or gatherers. In addition, the FERC's approval of transfers of previously-regulated gathering systems to independent or pipeline affiliated gathering companies that are not subject to FERC regulation may affect competition for gathering or natural gas marketing services in areas served by those systems and thus may affect both the costs and the nature of gathering services that will be available to interested producers or shippers in the future.

         The Company owns certain natural gas pipeline facilities that it believes meet the traditional tests the FERC has used to establish a pipeline's status as a gatherer not subject to the FERC jurisdiction. Whether on state or federal land, natural gas gathering may receive greater regulatory scrutiny in the post-Order No. 636 environment.

         The Company conducts certain operations on federal oil and gas leases, which are administered by the Minerals Management Service (the "MMS").
Federal leases contain relatively standard terms and require compliance with detailed MMS regulations and orders, which are subject to change. Among other restrictions, the MMS has regulations restricting the flaring or venting of natural gas, and has proposed to amend such regulations to prohibit the flaring of liquid hydrocarbons and oil without prior authorization. Under certain circumstances, the MMS may require any Company operations on federal leases to be suspended or terminated. Any such suspension or termination could materially and adversely affect the Company's financial condition, cash flows and operations. The MMS has issued a notice of proposed rulemaking in which it proposes to amend its regulations governing the calculation of royalties and the valuation of crude oil produced from federal leases. This proposed rule would modify the valuation of procedures for both arm's length and non-arm's length crude oil transactions to decrease reliance on oil posted prices and assign a value to crude oil that better reflects market value, establish a new MMS form for collecting value differential data, and amend the valuation procedure for the sale of federal royalty oil. The
Company cannot predict what action the MMS will take on this matter, nor can it predict at this stage of the rulemaking proceeding how the Company might be affected by this amendment to the MMS' regulations.

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

         STATE REGULATION - UNITED STATES. The Company's operations are also subject to regulation at the state and in some cases, county, municipal and local governmental levels. Such regulation includes requiring permits for the drilling of wells, maintaining bonding requirements in order to drill or operate wells and regulating the location of wells, the method of drilling and casing wells, the surface use and restoration of properties upon which wells are drilled, the plugging and abandoning of wells and the disposal of fluids used and produced in connection with operations. The Company's operations are also subject to various conservation laws and regulations. These include the size of drilling and spacing units or proration units and the density of wells which may be drilled and the unitization or pooling of oil and gas properties. In addition, state conservation laws establish maximum rates of production from oil and gas wells, generally prohibit the venting or flaring of gas and impose certain requirements regarding the ratability of production. State regulation of gathering facilities generally includes various safety, environmental and, in some circumstances, nondiscriminatory take requirements, but (except as noted above) does not generally entail rate regulation. These regulatory burdens may affect profitability, and the Company is unable to predict the future cost or impact of complying with such regulations.

         ENVIRONMENTAL MATTERS. Extensive federal, state and local environmental laws affecting oil and natural gas operations, including those carried on by the Company, regulate the discharge of materials into the environment or otherwise protect the environment. Numerous governmental agencies issue rules and regulations to implement and enforce such laws which are often difficult and costly to comply with and which carry substantial administrative, civil and/or criminal penalties and in some cases injunctive relief for failure to comply. Some laws, rules and regulations relating to the protection of the environment may, in certain circumstances, impose "strict liability" for environmental contamination, rendering a person liable for environmental and natural resource damages, cleanup costs and, in the case of oil spills in certain states, consequential damages without regard to negligence or fault on the part of such person. Other laws, rules and regulations may restrict the rate of oil and natural gas production below the rate that would otherwise exist or even prohibit exploration or production activities in environmentally sensitive areas. In addition, state laws often require some form of remedial action to prevent pollution from former or suspended operations, such as closure of inactive pits and plugging of abandoned wells. Legislation has been and continues to be proposed in Congress from time to time that would reclassify certain exempt oil and gas exploration and production wastes as "hazardous wastes." This reclassification would make such wastes subject to much more stringent storage, treatment, disposal and clean-up requirements. If such legislation were to be enacted, it could have a significant adverse impact on the operating costs of the Company, as well as the oil and gas industry in general. Initiatives to further regulate the disposal of oil and gas wastes are also proposed in certain states from time to time and may include initiatives at county, municipal and local government levels. These various initiatives could have a similar adverse impact on the Company. The regulatory burden on the oil and natural gas industry increases its cost and risk of doing business and consequently affects its profitability.

         Compliance with these environmental requirements, including financial assurance requirements and the costs associated with the cleanup of any spill, could have a material adverse effect upon the capital expenditures, earnings or competitive position of the Company and its subsidiaries. The Company believes that it is in substantial compliance with current applicable environmental laws and regulations and that continued compliance with existing requirements will not have a material adverse impact on the Company. Nevertheless, changes in environmental law have the potential to adversely affect the Company's operations. For example, the U.S. Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), also known as the "Superfund" law, imposes liability, without regard to fault or the legality of the original conduct, on certain classes of persons with respect to the release of a "hazardous substance" into the environment. These persons include the current or prior owner or operator of the disposal site or sites where the release occurred and companies that transported, disposed or arranged for the transport or disposal of the hazardous substances found at the site. Persons who are or were responsible for releases of hazardous substances under CERCLA may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources, and it is not uncommon for neighboring landowners and other third parties to file claims for personal injury or property or natural resource damages allegedly caused by the hazardous substances released into the environment. Under CERCLA, certain oil and gas materials and products are, by definition, excluded from the term "hazardous substances." At least two federal courts have held that certain wastes associated with the production of crude oil may be classified as hazardous substances under CERCLA. Similarly, under the federal Resource, Conservation and Recovery Act ("RCRA"), which governs the generation and disposal of "hazardous wastes," certain oil and gas materials and wastes are exempt from the definition of "hazardous wastes." This exemption continues to be subject to judicial interpretation and increasingly stringent state regulation. During the normal course of its operations, the Company generates or has generated in the past exempt and non-exempt wastes, including hazardous wastes, that are subject to the RCRA and comparable state statutes. The U.S. Environmental Protection Agency ("EPA") and various state agencies continue to promulgate regulations that limit the disposal and permitting options for certain hazardous and non-hazardous wastes.

         The Company currently owns or leases, and has in the past owned or leased, several properties that for many years have been used to store and maintain equipment that was regularly used to explore for and produce oil and gas. In particular, current and prior operations of the Company included oil and gas production in the Rocky Mountain states and the portion of the Permian Basin within the State of New Mexico. Although the Company utilized operating and disposal practices that were standard for the industry at the time, hydrocarbons, materials or other wastes may have been disposed of or released on or under the properties owned or leased by the Company or on or under other locations where such wastes have been taken for disposal. In addition, many of these properties have from time to time been operated by third parties whose treatment and disposal or release of hydrocarbons, materials or other wastes was not under the Company's control. These properties and the waste disposed thereon may be subject to CERCLA, RCRA, and analogous state laws. Under such laws, the Company could be required to remove or remediate previously disposed wastes (including wastes disposed of or released by prior owners or operators) or property contamination (including groundwater contamination).

         In connection with its coal bed methane gas production, the Company from time to time conducts production enhancement techniques, including various activities designed to hydraulic fracturing of the coals. While production enhancement techniques are performed by the Company in substantial compliance with the requirements set forth by the State of Colorado, neither Colorado nor the EPA regulates this coal bed formation fracturing as a form of underground injection. On August 7, 1997, the U.S. Court of Appeals for the Eleventh Circuit held, in a case brought by a citizens environmental organization, that hydraulic fracturing performed in coal bed methane gas production in Alabama falls within the definition of "underground injection" as defined in the federal Safe Drinking Water Act and, therefore, the EPA is required to regulate this activity. As a consequence of this holding, the Eleventh Circuit also granted a petition filed by the plaintiff in the case to review the EPA's refusal to initiate proceedings that would withdraw federal approval of Alabama's Underground Injection Control program. It is not known whether the EPA will apply the court's ruling in this decision outside of the Eleventh Circuit (Alabama, Georgia, and Florida). Nevertheless, it is possible that hydraulic fracturing of coal beds for methane gas production will become regulated within the United States as a form of underground injection, resulting in the imposition of stricter performance standards (which, if not met, could result in diminished opportunities for methane gas production enhancement) and increased administrative and operating costs for the Company. Management of the Company cannot predict at this time whether regulation of hydraulic fracturing as a form of underground injection will have an adverse material effect on the Company's operations or financial position. However, such regulation is not expected to be any more burdensome to the Company than it would be to other similarly situated companies involved in coal bed methane gas production or tight gas sands production within the United States.

         In its coal bed methane gas production, the Company may produce naturally occurring groundwater as a by-product of the production of methane gas. This produced groundwater is either re-injected into the subsurface or stored or disposed of in evaporation ponds or permitted natural collection features located on the surface at or near the well-site pursuant to federal, state and local statutes and regulations. In some cases, the produced groundwater is used for stock watering, agricultural or dust suppression purposes, also pursuant to and in substantial compliance with federal, state and local laws and regulations. The legal and regulatory classification of this produced groundwater under the environmental laws discussed above as well as under the federal Clean Water Act ("CWA"), a strict liability statute, which governs the permitted and unpermitted discharge of "pollutants" to "waters of the United States" is a source of dispute, as discussed below and in the section entitled "Legal Proceedings." Under the CWA and various other state requirements, the EPA, the State of Colorado Department of Public Health and the Environment ("CDPHE") and the Colorado Oil and Gas Conservation Commission each continue to assert administrative and regulatory enforcement authority over the storage and disposal of such produced groundwater. These agencies' classification or characterization of either: (1) such produced groundwater as a "pollutant," or (2) the storage, use and disposal of such water on the surface as a "discharge to waters of the United States" could have a significant impact on the regulatory treatment of this groundwater management practice and Evergreen's understanding of its past compliance in connection with the CWA. On January 7, 2000 Evergreen Operating Corporation, a wholly owned subsidiary of the Company ("EOC") received a Compliance Order on Consent ("Consent Order") from the CDPHE, that resolved the water discharge issues between the CDPHE and EOC. Under the Consent Order, EOC will obtain additional permits from the CDPHE for its water disposal practice and install a water supply system as a Supplemental Environmental Project, in lieu of civil penalties, that will benefit rural landowners in the areas in which the Company operates. Evergreen may process a portion of its produced water to meet potability standards. The estimated cost of the water supply system is $360,000. The Consent Order resolves all outstanding issues between EOC and Colorado state regulatory agencies, particularly the CDPHE, governing the discharge of produced water from Evergreen's coal bed methane operations in the Raton Basin.

         Operations of the Company involve the use of gas fired compressors to transport collected gas, which compressors are subject to federal and state regulations for the control of emissions. The Company has submitted Title V permit applications and construction permits for its gas fired compressors as applicable. The Company is presently involved in discussions with the enforcement section of the CDPHE regarding the timeliness of its Title V application at one of its compressor sites even though it has received written notice from the permitting section that such applications were timely made. In any event, the Company believes that it is in substantial compliance with these applicable laws, rules and regulations relating to the control of emissions at all of its facilities. The Company has encountered a few exceedances of carbon monoxide during stack testing of certain of its compressors due to manufacturer's defect or erroneous specifications but does not expect these exceedances to have a material adverse effect on the Company's operations.

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

         The Company's oil and gas operations outside of the United States are subject to similar foreign governmental controls and restrictions pertaining to the environment. The Company believes that compliance with existing requirements of such governmental bodies has not had a material adverse effect on the Company's operations.

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

EMPLOYEES

         At March 15, 2000, the Company had 93 full time employees.

CERTAIN RISKS

              OIL AND GAS PRICES ARE VOLATILE, AND AN EXTENDED DECLINE IN PRICES WOULD HURT THE COMPANY'S PROFITABILITY AND FINANCIAL CONDITION.

         Evergreen's revenues, operating results, profitability, future rate of growth and the carrying value of its oil and gas properties depend heavily on prevailing market prices for oil and gas. Management of the Company expects the markets for oil and gas to continue to be volatile. Any substantial or extended decline in the price of oil or gas would have a material adverse effect on the Company's financial condition and results of operations. It could reduce the Company's cash flow and borrowing capacity, as well as the value and the amount of its gas reserves. All of Evergreen's proved reserves are natural gas. Therefore, the Company is more directly impacted by volatility in the price of natural gas. Various factors beyond the Company's control will affect prices of oil and gas, including:

         -    worldwide and domestic supplies of oil and gas,

         - the ability of the members of the Organization of Petroleum Exporting Countries to agree to and maintain oil price and production controls,

         - political instability or armed conflict in oil or gas producing regions,

         -    the price and level of foreign imports,

         -    worldwide economic conditions,

         -    marketability of production,

         -    the level of consumer demand,

         -    the price, availability and acceptance of alternative fuels,

         -    the availability of pipeline capacity,

         -    weather conditions, and

         -    actions of federal, state, local and foreign authorities.

These external factors and the volatile nature of the energy markets make it difficult to estimate future prices of oil and gas.

         The Company periodically reviews the carrying value of its oil and gas properties under the full cost accounting rules of the Securities and Exchange Commission. Under these rules, capitalized costs of proved oil and gas properties may not exceed the present value of estimated future net revenues from proved reserves, discounted at 10%. Application of the ceiling test generally requires pricing future revenue at the unescalated prices in effect as of the end of each fiscal quarter and requires a write-down for accounting purposes if the ceiling is exceeded, even if prices were depressed for only a short period of time. The Company may be required to write down the carrying value of its oil and gas properties when oil and gas prices are depressed or unusually volatile. If a write-down is required, it would result in a charge to earnings, but would not impact cash flow from operating activities. Once incurred, a write-down of oil and gas properties is not reversible at a later date.

              THE COMPANY'S OPERATIONS REQUIRE LARGE AMOUNTS OF CAPITAL.

         Evergreen's current development plans will require it to make large capital expenditures for the exploration and development of its natural gas properties. Also, the Company must secure substantial capital to explore and develop its international projects. Historically, Evergreen has funded its capital expenditures through a combination of funds generated internally from sales of production or properties, sales of common stock, long-term debt financing and short-term financing arrangements. The Company currently does not have any sources of additional financing other than its credit facility. Management cannot be sure that any additional financing will be available to the Company on acceptable terms. Future cash flows and the availability of financing will be subject to a number of variables, such as:

         -    the success of its coal bed methane project in the Raton
              Basin,

         -    the Company's success in locating and producing new reserves,

         -    the level of production from existing wells and

         -    prices of oil and natural gas.

         Issuing equity securities to satisfy the Company's financing requirements could cause substantial dilution to existing shareholders. Debt financing could lead to:

         - a substantial portion of the Company's operating cash flow being dedicated to the payment of principal and interest,

         - the Company being more vulnerable to competitive pressures and economic downturns, and

         -    restrictions on the Company's operations.

If the Company's revenues were to decrease due to lower oil and natural gas prices, decreased production or other reasons, and if it could not obtain capital through its credit facility or otherwise, the Company's ability to execute its development plans, replace its reserves or maintain production levels could be greatly limited.

              INFORMATION CONCERNING THE COMPANY'S RESERVES AND FUTURE NET REVENUE ESTIMATES IS UNCERTAIN.

         There are numerous uncertainties inherent in estimating quantities of proved oil and natural gas reserves and their values, including many factors beyond the control of the Company. Estimates of proved undeveloped reserves, which comprise a significant portion of the Company's reserves, are by their nature uncertain. The reserve data included in this Form 10-K is estimated. Although management believes they are reasonable, actual production, revenues and reserve expenditures will likely vary from estimates, and these variances may be material.

         Estimates of oil and natural gas reserves, by necessity, are projections based on geologic and engineering data, and there are uncertainties inherent in the interpretation of such data as well as the projection of future rates of production and the timing of development expenditures. Reserve engineering is a subjective process of estimating underground accumulations of oil and natural gas that are difficult to measure. The accuracy of any reserve estimate is a function of the quality of available data, engineering and geological interpretation and judgment. Estimates of economically recoverable oil and natural gas reserves and future net cash flows necessarily depend upon a number of variable factors and assumptions, such as historical production from the area compared with production from other producing areas, the assumed effects of regulations by governmental agencies and assumptions governing future oil and natural gas prices, future operating costs, severance and excise taxes, development costs and workover and remedial costs, all of which may in fact vary considerably from actual results. For these reasons, estimates of the economically recoverable quantities of oil and natural gas attributable to any particular group of properties, classifications of such reserves based on risk of recovery, and estimates of the future net cash flows expected therefrom may vary substantially. Any significant variance in the assumptions could materially affect the estimated quantity and value of the reserves. Actual production, revenues and expenditures with respect to the Company's reserves will likely vary from estimates, and such variances may be material. See "Properties - Oil and Gas Reserves."

         In addition, readers should not construe PV-10 as the current market value of the estimated oil and natural gas reserves attributable to the Company's properties. Management has based the estimated discounted future net cash flows from proved reserves on prices and costs as of the date of the estimate, in accordance with applicable regulations, whereas actual future prices and costs may be materially higher or lower. Many factors will affect actual future net cash flows, including:

         -    the amount and timing of actual production,

         -    supply and demand for natural gas,

         - curtailments or increases in consumption by natural gas purchasers, and

         -    changes in governmental regulations or taxation.

The timing of the production of oil and natural gas properties and of the related expenses affect the timing of actual future net cash flows from proved reserves and, thus, their actual present value. In addition, the 10% discount factor, which the Company is required to use to calculate PV-10 for reporting purposes, is not necessarily the most appropriate discount factor given actual interest rates and risks to which Evergreen's business or the oil and natural gas industry in general are subject.

              THE COMPANY DEPENDS HEAVILY ON EXPANSION AND DEVELOPMENT OF THE RATON BASIN.

         Evergreen's future success depends on its ability to find, develop and acquire additional natural gas reserves that are economically recoverable in the Raton Basin. All of the Company's proved reserves are in the Raton Basin, and the Company's development plans make its future growth highly dependent on increasing production and reserves in the Raton Basin. The Company's proved reserves will decline as reserves are depleted, except to the extent it conducts successful exploration or development activities or acquires other properties containing proved reserves.

         At December 31, 1999, the Company had estimated net proved undeveloped reserves of approximately 225 Bcf, which constituted approximately 40% of Evergreen's total estimated net proved reserves. The Company's development plan includes increasing its reserve base through continued drilling and development of its existing properties in the Raton Basin. Evergreen management cannot be sure, though, that the Company's planned projects in the Raton Basin will lead to significant additional reserves or that the Company will be able to continue drilling productive wells at anticipated finding and development costs. In particular, to date the majority of the Company's entire production has been from the Vermejo coal bearing formation, which is one of two formations in the Raton Basin. The Company recently began to exploit the Raton formation, which is the second coal bearing formation in the Raton Basin.

              THE OIL AND GAS EXPLORATION BUSINESS INVOLVES A HIGH DEGREE OF BUSINESS AND FINANCIAL RISK.

         The business of exploring for and, to a lesser extent, developing oil and gas properties is an activity that involves a high degree of business and financial risk. Property acquisition decisions generally are based on various assumptions and subjective judgments that are speculative. Although available geological and geophysical information can provide information about the potential of a property, it is impossible to predict accurately the ultimate production potential, if any, of a particular property or well. Moreover, the successful completion of an oil or gas well does not ensure a profit on investment. A variety of factors, both geological and market-related, can cause a well to become uneconomic or only marginally economic.

         THE COMPANY'S BUSINESS IS SUBJECT TO OPERATING HAZARDS THAT COULD RESULT IN SUBSTANTIAL LOSSES.

         The oil and natural gas business involves operating hazards such as well blowouts, craterings, explosions, uncontrollable flows of oil, natural gas or well fluids, fires, formations with abnormal pressures, pipeline ruptures or spills, pollution, releases of toxic gas and other environmental hazards and risks, any of which could cause the Company substantial losses. In addition, the Company may be liable for environmental damage caused by previous owners of property it owns or leases. As a result, the Company may face substantial liabilities to third parties or governmental entities, which could reduce or eliminate funds available for exploration, development or acquisitions or cause Evergreen to incur losses. An event that is not fully covered by insurance - for instance, losses resulting from pollution and environmental risks, which are not fully insurable - could have a material adverse effect on the Company's financial condition and results of operations.

              EXPLORATORY DRILLING IS AN UNCERTAIN PROCESS WITH MANY RISKS.

         Exploratory drilling involves numerous risks, including the risk that the Company will not find any commercially productive natural gas or oil reservoirs. The cost of drilling, completing and operating wells is often uncertain, and a number of factors can delay or prevent drilling operations, including:

         -    unexpected drilling conditions,

         -    pressure or irregularities in formations,

         -    equipment failures or accidents,

         -    adverse weather conditions,

         -    compliance with governmental requirements, and

         - shortages or delays in the availability of drilling rigs and the delivery of equipment.

         The Company's future drilling activities may not be successful, nor can Evergreen management be sure that the Company's overall drilling success rate or its drilling success rate for activity within a particular area will not decline. Unsuccessful drilling activities could have a material adverse effect on the Company's results of operations and financial condition. Also, Evergreen may not be able to obtain any options or lease rights in potential drilling locations that it identifies. Although the Company has identified numerous potential drilling locations, management cannot be sure that Evergreen will ever drill them or that it will produce natural gas from them or any other potential drilling locations.

              THE COMPANY MAY FACE UNANTICIPATED WATER DISPOSAL COSTS.

         Based on the Company's previous experience with coal bed methane gas production in the Raton Basin, management believes that the water produced from the Raton Basin coal seams will not exceed certain levels and will continue to be low in total dissolved solids, in many cases meeting state and federal potable water standards. This means that Evergreen can lawfully discharge the water into well-site pits and evaporation ponds using permits obtained from the State of Colorado. If water of lesser quality is discovered or the Company's wells produce water in excess of the limits of its permitted facilities, the Company may have to drill additional disposal wells to re-inject the produced water back into the underground rock formations next to the coal seams or to lower sandstone horizons. If the Company cannot obtain permits from the State of Colorado in the future, water of lesser quality is discovered, the Company's wells produce excess water or new laws or regulations require water to be disposed of in a different manner, the costs to dispose of this produced water will increase, which could have a material adverse effect on Evergreen's operations in this area.

         Evergreen is the defendant in a lawsuit under the federal Clean Water Act relating to regulatory requirements for its water disposal from certain of its Raton Basin wells. Management cannot be sure of the outcome of this litigation. See " Legal Proceedings" for additional information with respect to this lawsuit.

              THE COMPANY HAS LIMITED PROTECTION FOR ITS TECHNOLOGY AND DEPENDS ON TECHNOLOGY OWNED BY OTHERS.

         The Company uses operating practices that management believes are of significant value in developing coal bed methane resources. In most cases, patent or other intellectual property protection is unavailable for this technology. The Company's use of independent contractors in most aspects of its drilling and completion operations makes the protection of such technology more difficult. Moreover, the Company relies on technological know-how of the independent contractors that it retains for its oil and gas operations. The Company has no long-term agreements with these contractors and management cannot be sure that the Company will continue to have access to this know-how.

              THE COMPANY'S BUSINESS DEPENDS ON TRANSPORTATION FACILITIES OWNED BY OTHERS.

         The marketability of the Company's gas production depends in part on the availability, proximity and capacity of pipeline systems owned by third parties. Although the Company has some contractual control over the transportation of its product, material changes in these business relationships could materially affect its operations. Federal and state regulation of gas and oil production and transportation, tax and energy policies, changes in supply and demand, pipeline pressures, and general economic conditions could adversely affect the Company's ability to produce, gather and transport natural gas.

              MARKET CONDITIONS COULD CAUSE THE COMPANY TO INCUR LOSSES ON ITS TRANSPORTATION CONTRACTS.

         The Company has gas transportation contracts that require it to transport minimum volumes of natural gas. If the Company ships smaller volumes, it may be liable for the shortfall. Unforeseen events, including production problems or substantial decreases in the price for natural gas, could cause the Company to ship less than the required volumes, resulting in losses on these contracts. (See Note 13 to consolidated financial statements).

              THE COMPANY'S INDUSTRY IS HEAVILY REGULATED.

         Federal, state and local authorities extensively regulate the oil and gas industry. Legislation and regulations affecting the industry are under constant review for amendment or expansion, raising the possibility of changes that may affect, among other things, the pricing or marketing of oil and gas production. Noncompliance with statutes and regulations may lead to substantial penalties, and the overall regulatory burden on the industry increases the cost of doing business and, in turn, decreases profitability. State and local authorities regulate various aspects of oil and gas drilling and production activities, including the drilling of wells (through permit and bonding requirements), the spacing of wells, the unitization or pooling of oil and gas properties, environmental matters, safety standards, the sharing of markets, production limitations, plugging and abandonment, and restoration.

              THE COMPANY'S INTERNATIONAL OPERATIONS ARE SUBJECT TO RISKS OF DOING BUSINESS ABROAD.

         Evergreen holds exploration licenses onshore in the United Kingdom and in northern Chile and an interest in offshore exploration in the Falkland Islands. International operations are subject to political, economic and other uncertainties, including, among others, risk of war, revolution, border disputes, expropriation, re-negotiation or modification of existing contracts, import, export and transportation regulations and tariffs, taxation policies, including royalty and tax increases and retroactive tax claims, exchange controls, limits on allowable levels of production, currency fluctuations, labor disputes and other uncertainties arising out of foreign government sovereignty over Evergreen's international operations.

              THE COMPANY MUST COMPLY WITH COMPLEX ENVIRONMENTAL REGULATIONS.

         The Company's operations are subject to complex and constantly changing environmental laws and regulations adopted by federal, state and local governmental authorities. New laws or regulations, or changes to current requirements, could have a material adverse effect on the Company's business. The Company could face significant liabilities to the government and third parties for discharging oil, natural gas or other pollutants into the air, soil or water, and it could have to spend substantial amounts on investigations, litigation and remediation. Evergreen management cannot be sure that existing environmental laws or regulations, as currently interpreted or reinterpreted in the future, or future laws or regulations will not materially adversely affect the Company's results of operations and financial condition or that the Company will not face material indemnity claims with respect to properties it owns or has owned.

              THE COMPANY'S INDUSTRY IS HIGHLY COMPETITIVE.

         Major oil companies, independent producers, institutional and individual investors are actively seeking oil and gas properties throughout the world, along with the equipment, labor and materials required to operate properties. Many of Evergreen's competitors have financial and technological resources vastly exceeding those available to the Company. Many oil and gas properties are sold in a competitive bidding process in which the Company may lack technological information or expertise available to other bidders. Evergreen's management cannot be sure that the Company will be successful in acquiring and developing profitable properties in the face of this competition.

              THE COMPANY DEPENDS ON KEY PERSONNEL.

         Evergreen's success will continue to depend on the continued services of its executive officers and a limited number of other senior management and technical personnel. Loss of the services of any of these people could have a material adverse effect on the Company's operations. Evergreen maintains "key man" insurance on the lives of Mark S. Sexton and Dennis R. Carlton in the amount of $1,000,000 each. The Company does not have employment agreements with any of its executive officers.

              THE COMPANY'S HEDGING ARRANGEMENTS MIGHT LIMIT THE BENEFIT OF INCREASES IN NATURAL GAS PRICES.

         To reduce its exposure to short-term fluctuations in the price of natural gas, the Company enters into hedging arrangements from time to time with regard to a portion of its natural gas production. These hedging arrangements limit the benefit of increases in the price of natural gas while providing only partial protection against declines in natural gas prices.

              THE COMPANY DOES NOT PAY DIVIDENDS.

         The Company has never declared or paid any cash dividends on its common stock and management has no intention to do so in the near future.

              THE COMPANY'S ARTICLES OF INCORPORATION AND BYLAWS HAVE PROVISIONS THAT DISCOURAGE CORPORATE TAKEOVERS AND COULD PREVENT SHAREHOLDERS FROM REALIZING A PREMIUM ON THEIR INVESTMENT.

         The Company's articles of incorporation and bylaws contain provisions that may have the effect of delaying or preventing a change in control. These provisions, among other things, provide for noncumulative voting in the election of the board and impose procedural requirements on shareholders who wish to make nominations for the election of directors or propose other actions at shareholders' meetings. Also, the Company's articles of incorporation authorize the Board to issue up to 25,000,000 shares of preferred stock without shareholder approval and to set the rights, preferences and other designations, including voting rights, of those shares as the Board may determine. These provisions, alone or in combination with each other and with the rights plan described below, may discourage transactions involving actual or potential changes of control, including transactions that otherwise could involve payment of a premium over prevailing market prices to shareholders for their common stock.

         On July 7, 1997 Evergreen's Board of Directors adopted a shareholder rights agreement, pursuant to which uncertificated stock purchase rights were distributed to shareholders of the Company at a rate of one right for each share of common stock held of record as of July 22, 1997. The rights plan is designed to enhance the Board's ability to prevent an acquirer from depriving shareholders of the long-term value of their investment and to protect shareholders against attempts to acquire Evergreen by means of unfair or abusive takeover tactics. However, the existence of the rights plan may impede a takeover of Evergreen not supported by the board, including a takeover that may be desired by a majority of the Company's shareholders or involving a premium over the prevailing stock price.

ITEM 2.       PROPERTIES

OPERATIONS

         The Company's wholly-owned operating subsidiary, EOC, is primarily responsible for drilling, evaluation and production activities associated with various properties. As of March 15, 2000, EOC was serving as operator for approximately 274 gross producing wells owned by the Company.

         The Company believes that, as operator, it is in a better position to control costs, safety, and timeliness of work as well as other critical factors affecting the economics of a well or a property, including maintaining good community relations.

         EOC presently operates wells which represent 100% of Evergreen's proved reserves.

OIL AND GAS RESERVES

         The table below sets forth the Company's quantities of proved reserves, as audited by independent petroleum engineers Netherland Sewell & Associates, Inc. and Resource Services International, Inc. All of these proved reserves were located in the continental U.S., and the present value of estimated future net revenues from these reserves on a non-escalated basis discounted at 10 percent per year as of periods indicated. There has been no major discovery or other favorable or adverse event that is believed to have caused a significant change in estimated proved reserves subsequent to December 31, 1999.


                                                                             December 31,
                                                      ------------------------------------------------------------
                                                             1999                 1998                1997
                                                             ----                 ----                ----
Estimated Proved Gas Reserves (MMcf)                        559,418             404,936             224,414

Estimated Proved Oil Reserves (Bbls)                            ---                 ---                 ---

Present Value of Future Net Revenues
(before future income tax expense) (in thousands)          $331,383            $214,675            $159,326

         Reference should be made to Note 16 (Supplemental Oil and Gas Information) to the consolidated financial statements for additional information pertaining to the Company's proved oil and gas reserves. During fiscal 1999, the Company did not file any reports that include estimates of total proved net oil or gas reserves with any federal agency other than the Securities and Exchange Commission.

PRODUCTION

         The following table sets forth the Company's net oil and gas production for the periods indicated.


                                                                 Year Ended December 31,
                                               -----------------------------------------------------------
                                                       1999                1998               1997
                                                       ----                ----               ----
      Natural Gas (MMcf)                              13,656              10,021              6,402
      Crude Oil & Condensate (Bbls)                      ---                 ---                ---

AVERAGE SALES PRICES, LEASE OPERATING EXPENSES AND PRODUCTION TAXES

         The following table sets forth the average sales price and the average lease operating expenses and production taxes per Mcfe, for the periods indicated.


                                                                Year Ended December 31,
                                                   ---------------------------------------------------
                                                        1999              1998             1997
                                                        ----              ----             ----
              Average sales price
                Natural gas (per Mcf)                   $1.66             $1.90            $1.90
                Oil (per Bbl)                              --               ---              ---
              Lease operating expenses                  $0.34             $0.25            $0.22
              Production taxes                          $0.05             $0.09            $0.09

PRODUCTIVE WELLS

         The following table sets forth, as of December 31, 1999, the number of gross and net productive oil and gas wells. Productive wells are producing wells and wells capable of production, including shut-in wells.


                                        OIL                                 GAS
                               Gross              Net             Gross             Net
                         ------------------ ---------------- ---------------- -----------------
                                --                --               258              252

ACREAGE

         At December 31, 1999, Evergreen held developed and undeveloped acreage as set forth below:


LOCATION
--------
                                DEVELOPED ACRES             UNDEVELOPED ACRES                    TOTAL
                                ---------------             -----------------              -----------------
                              GROSS        NET            GROSS          NET            GROSS          NET
                           ----------   ----------     ----------    -----------    -----------    -----------

Colorado                      71,100       64,500        154,100        132,100        225,200        196,600
United Kingdom                    --           --        513,000        513,000        513,000        513,000
Falkland Islands                  --           --        400,600        160,200        400,600        160,200
Chile                             --           --      2,400,000      1,800,000      2,400,000      1,800,000
                           ----------   ----------    -----------    -----------    -----------    -----------
Total                         71,100       64,500      3,467,700      2,605,300      3,538,800      2,669,800
                           ==========   ==========    ===========    ===========    ===========    ===========

         The following table sets forth the expiration dates of the gross and net acres subject to Colorado leases summarized in the table of undeveloped acreage.


                                                                                             Acres Expiring
                                                                                       ---------------------------
                                                                                           GROSS        NET
                                                                                           -----        ---
Twelve Months Ended:
December 31, 2001 and later...........................................................     14,700       10,200

DRILLING ACTIVITIES

         The Company's drilling activities for the periods indicated are set forth below:


                                                                       YEAR ENDED DECEMBER 31,
                                             ----------------------------------------------------------------------------
                                                       1999                       1998                     1997
                                                       ----                       ----                     ----
                                                  GROSS         NET        GROSS          NET        GROSS        NET
                                                  -----         ---        -----          ---        -----        ---
Exploratory Wells:
     Productive .................................      0          0            0            0            4          4
     Dry ........................................      0          0            0            0            0          0
                                                      --         --           --           --           --         --
                                                       0          0            0            0            4          4
Development Wells:

     Productive .................................     85         83           50           50           56         56
     Dry ........................................      0          0            0            0            0          0
                                                      --         --           --           --           --         --
                                                      85         83           50           50           56         56


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

         DEVELOPMENT HISTORY AND EXPECTED FUTURE DEVELOPMENT. Exploration for coal bed methane began in the Raton Basin in the late 1970s and continued through the late 1980s, with several companies drilling and testing over 100 wells during this period. The absence of a pipeline to transport gas out of the Raton Basin prevented full-scale development until January 1995, when CIG's Picketwire Lateral became operational.

         Since December 1991, Evergreen has acquired oil and gas leases covering approximately 206,000 gross acres in the Raton Basin. The initial 70,000 acres were acquired from Amoco Production Company ("Amoco") in 1991 by direct purchase without overriding royalties. The majority of the acreage remaining was purchased during 1992 and 1993 from individual owners under various lease terms. Generally, the lease terms provide for a 12 1/2% royalty interest to the owner of the mineral rights. In August 1993, a four well evaluation program was conducted by the Company. Based on positive results from the initial four wells, the Company made the decision, in August 1994, to focus all domestic efforts on development of the Raton Basin. Evergreen currently has 267 net producing gas wells on its Raton Basin properties.

         In March 1995, the Federal Bureau of Land Management ("BLM") designated approximately 67,000 acres of Evergreen's leases in the Raton Basin as a federal unit called the Spanish Peaks Unit. In December 1997, the BLM approved an additional 6,300 acres of leases to be included in the Spanish Peaks Unit, for a total of 73,300 acres. In January 1997, the BLM designated an additional 33,000 acres of Evergreen's leases as a federal unit called the Sangre de Cristo Unit. Additionally, in July 1998, the Company acquired a 100% working interest in 27,600 gross acres in the Cottontail Pass Federal Unit from Amoco. The Cottontail Pass Unit is situated between Evergreen's Spanish Peaks and Sangre de Cristo Units. Evergreen has been named the operator for all three of these units. Formation of a unit simplifies lease maintenance so that Evergreen, as the operator, can base development decisions within the unit on geologic, operational and cultural considerations rather than the fulfillment of lease-term obligations.

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

         Prior to the acquisitions of the Cottontail Pass Unit and acreage in the Long Canyon and Lorencito areas (discussed below), the Company's principal development activities in the Raton Basin had been in the Spanish Peaks Unit. The Company currently has 203 producing wells in this Unit and expects to drill approximately 49 wells there in 2000. Current production from the Spanish Peaks Unit is approximately 44 MMcf per day. The Company has identified approximately 400 drilling locations in its Spanish Peaks Unit. The Company has also drilled two exploratory wells in the northern portion of the Spanish Peaks Unit to determine the development potential for commercial production of the shallower Raton formation coals, as well as the Vermejo formation coals.

         The Company's development activities in the Sangre de Cristo Unit have consisted solely of the drilling of six exploratory wells. These exploratory wells will test production levels, provide additional geologic control, and also will fulfill unit obligations. The Company expects to drill approximately 5 wells during 2000 in this Unit. No reserves from wells in the Sangre de Cristo Unit are included in the Company's reserve base.

In July 1998, Evergreen acquired approximately 100% of the working interest in 27,600 acres in Amoco's Cottontail Pass Federal Unit. The Company currently has 44 producing wells in this unit and expects to drill approximately 26 wells during 2000. Total daily production is approximately 5 MMcf per day. The Company estimates that there are approximately 80-100 additional drilling locations in this Unit.

In December 1998, the Company acquired 41,000 gross acres in the Long Canyon and Lorencito areas located in the southern Colorado portion of the Raton Basin. The Company currently has 27 gross producing wells in the Long Canyon area and expects to drill approximately 20 wells in 2000. Total daily production from the Long Canyon area is approximately 3.2 MMcf per day Evergreen has identified 160 potential drilling locations on the acreage, in which it will hold working interests of between 53% and 75%.

         RATON BASIN GEOLOGY. In the Raton Basin, Evergreen produces methane almost entirely from the Vermejo coals, consisting of several individual seams ranging in thickness between 1 and 12 feet, and at drilling depths between 450 and 3,500 feet below the surface. The entire Vermejo coal interval ranges from 5 to 50 feet thick through the Raton Basin, being thickest in the center of the Basin, which the Company's acreage surrounds. The coal beds and surrounding sedimentary rocks formed during the late Cretaceous to early Tertiary period, between 65 and 40 million years ago. The Raton Basin is a highly asymmetric downward fold in the earth's crust that is approximately 80 miles long north to south and about 50 miles wide east to west. Plant material accumulated in thick layers within coastal swamps in the Raton Basin and was subsequently buried and subjected to heat and pressure which formed the coals. Since these coals were buried, continued mountain building, in combination with basin downwarping, created an extensive series of faults and fractures in the coals and surrounding rocks. Later, the area was intruded by hot liquid rock or "magma" from lower in the earth's crust, which cooled to form two large mountain structures in the center of the Raton Basin known as the Spanish Peaks. The magma moved up through existing faults and fractures and created additional fractures that radiate outward from the Spanish Peaks. As the magma cooled, its heat altered the surrounding rocks, including the Vermejo and Raton coal beds. The Company believes that the simultaneous downwarping of the Raton trough and Larimide age mountain building with subsequent relaxation (extension) and the subsequent magmatic intrusions into the Raton Basin have matured the coals and enhanced the ability of the Vermejo and Raton coals to yield coal bed methane gas.

         In the Raton Basin, the Company has found some coal seams to be continuous between wells over distances of several miles, though the thickness of these beds are variable. Individual wells are often completed to produce gas from 5 to 15 individual coal beds with individual thickness between 1 and 12 feet.

COAL BED METHANE VERSUS TRADITIONAL NATURAL GAS

         Methane is the primary commercial component of the natural gas stream produced from traditional gas wells. Methane also exists in its natural state in coal seams. Natural gas produced from traditional wells also contains, in varying amounts, other hydrocarbons. However, the natural gas produced from coal beds generally contains only methane and, after simple water dehydration, is pipeline-quality gas.

         Coal bed methane production is similar to traditional natural gas production in terms of the physical producing facilities and the product produced. However, the subsurface mechanisms that allow the gas to move to the wellbore and the producing characteristics of coal bed methane wells are very different from traditional natural gas production. Unlike conventional gas wells, which require a porous and permeable reservoir, hydrocarbon migration and a natural structural or stratigraphic trap, the coal bed methane gas is trapped in the molecular structure of the coal itself until released by pressure changes resulting from the removal of insitu water.

         Methane is a common component of coal since methane is created as part of the coalification process, though coals vary in their methane content per ton. In addition to being in open spaces in the coal structure, methane is absorbed onto the inner coal surfaces. When the coal is hydraulically fracture stimulated and exposed to lower pressures through the de-watering process, the gas leaves (desorbs from) the coal. Whether a coal bed will produce commercial quantities of methane gas depends on the coal quality, its original content of gas per ton of coal, the thickness of the coal beds, the reservoir pressure and the existence of natural fractures (permeability) through which the released gas can flow to the wellbore. Frequently, coal beds are partly or completely saturated with water. As the water is produced, internal pressures on the coal are decreased, allowing the gas to desorb from the coal and flow to the wellbore. Contrary to traditional gas wells, new coal bed methane wells often produce water for several months and then, as the water production decreases, natural gas production increases because the coal seams are being de-watered and the resultant pressure on the coal decreases.

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

         COAL BED METHANE TECHNOLOGY. The Company, working in conjunction with its contractors, has developed what it believes to be effective procedures for fracing the Vermejo and Raton coals in its Raton Basin wells. In addition, the Company has developed well completion and specialized drilling techniques that are suited to its Raton Basin wells. Traditional gas wells are drilled with the use of rotary drill bits cooled and lubricated by drilling fluids or "mud." Coal bed methane production is particularly sensitive to the natural permeability of the coals. Exposing the Raton Basin coals to drilling mud appears to significantly reduce the permeability of the coals by plugging the cleat system and natural fractures in the coals. The Company, therefore, uses percussion air drilling (similar to a jackhammer) without traditional drilling muds in drilling its wells.

         WATER PRODUCTION AND DISPOSAL. To date, the majority of the water produced from the Company's Raton Basin coal seams has been low in total dissolved solids, allowing the Company, operating under permits issued by the State of Colorado, to discharge the water into well-site pits and off well-site evaporation ponds. If more brackish water is encountered in subsequent wells, it may be necessary to drill specialized injection wells to re-inject the produced water back into the underground rock formations. See "Business- Certain Risks-The Company may face unanticipated water disposal costs".

         RATON BASIN PRODUCTION. Evergreen's natural gas sales from the Raton Basin did not commence until the completion of a pipeline system in January 1995, which connected the Company's Raton Basin wells to the CIG pipelines. From January 1995 through December 1999, Evergreen sold an aggregate of approximately
32.2 Bcf of coal bed methane gas from the Raton Basin. Gross daily production from the field currently exceeds 54 MMcf per day. Because of the importance of removing water from the coal seams to enhance gas production, Evergreen expects to continue production from more modest wells because of the beneficial ambient effect of pressure reduction in adjacent, more productive wells. Each well creates its own "cone of depression" in the water saturation around the wellbore. The Company believes that some of its Raton Basin wells on adjacent 160-acre drill sites have already created overlapping cones of depression, enhancing gas production in each well.

         The Raton Basin gas does not contain significant amounts of contaminants, such as hydrogen sulfide, carbon dioxide or nitrogen, that are sometimes present in traditional natural gas production. Therefore, the properties of the Raton Basin gas, such as heat content per unit volume (Btu), are very close to the average properties of pipeline gas from conventional gas wells.

INTERNATIONAL PROPERTIES AND OPERATIONS

         UNITED KINGDOM. In 1991 and 1992, the Company's wholly-owned subsidiary, Evergreen Resources (U.K.) Ltd. ("ERUK"), was awarded seven onshore United Kingdom hydrocarbon exploration licenses for the development of coal bed methane gas and conventional hydrocarbons (the "Original Licenses"). The Original Licenses provided ERUK with the largest onshore acreage position in the United Kingdom, covering substantially all of six distinct onshore United Kingdom basins.

         Selection of the licensed areas was made after evaluating geological, geophysical, petrophysical and measured methane gas content data bases. The majority of the original data base was acquired through technology sharing agreements with British Coal Corporation, which shared relevant available data on the six basins and granted use of this data to ERUK. ERUK has augmented this data with proprietary seismic and coal bed methane well data and also geologic data from the British Geologic Survey, and other sources.

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

         In 1997, under a new onshore licensing regime implemented by the U.K. Department of Trade and Industry, Evergreen converted its Original Licenses to new onshore licenses, called Petroleum Exploration and Development Licenses (the "Licenses"). In connection with such conversion, the Company relinquished rights to approximately 259,000 acres, which were not considered highly prospective for coal bed methane development. Under the Licenses, the Company retains approximately 513,000 acres, which were high-graded for coal bed methane and conventional hydrocarbon potential. The Licenses provide up to a 30-year term with optional periodic relinquishment of portions of the Licenses, subject to future development plans. There are no royalties or burdens encumbering these Licenses. Work commitments for acreage retained will include the drilling of five wells in 2000.

         Evergreen believes that a major coal bed methane resource exists within the areas subject to the Current Licenses. However, further evaluation will be required to confirm such belief and determine the economic viability of extracting any reserves. Evaluation is expected to occur on a License-by-License basis, since success or lack of success on one License may not be translated to similar results on other Licenses or separate geologic basins. Evergreen will spend approximately $8 million to $9 million in 2000 to drill 5 conventional coal bed methane wells and 7 interaction and gob gas wells and to maintain the Licenses.

         The Company plans to initially drill approximately 5 conventional coal bed methane wells starting in late April 2000. The drilling and completion of the wells will take approximately 3-4 months. Initially, Evergreen was seeking a partner prior to initiating the drilling of the 5 well coal bed methane pilot program. The Company, however, will complete the initial development drilling using its own financial resources. The Company is currently in negotiations with various entities to provide for the development of marketing, transmission and sales of the natural gas.

         FALKLAND ISLANDS. In October 1998, the Falkland Islands consortium, in which Evergreen has a net 2% interest, finished drilling its second well. The two wells on Tranche A have established good source rocks seal and potential reservoir rocks.

         The consortium is in the process of assigning the license interests and operatorship to AEL, in which Evergreen owns a 40% interest and has requested a consent from the appropriate government authority. Upon approval of the assignments Evergreen's ownership in the project will increase from 2% to 40%. AEL is currently evaluating data from all wells drilled to determine the future strategy for the acreage. AEL has extended the license fees through 2000 and has no further work obligations through 2001. The total estimated costs for the program over the next two years is approximately $120,000.

         CHILE. In March 1997, the Government of Chile awarded an oil and gas exploration license to Evergreen on two 5,000 square kilometer (each are approximately 1.2 million gross acres) blocks in northern Chile. Evergreen has a 75% working interest in the blocks and will serve as operator. ENAP, the Chilean government-owned energy company, holds the remaining 25% working interest. The Chilean government will initially receive a 10% royalty on production up to 10,000 barrels per day, which increases up to a maximum of 35% on production in excess of 100,000 barrels per day.

         Evergreen and ENAP will share work commitments proportionately for the periods of time stated as Exploration Periods for each block as set forth in the table below:


   EXPLORATION
      PERIOD              TERM                     WORK COMMITMENT
   -----------            ----                     ---------------
          2              2 years                   200 km seismic data
          3              2 years                   1 exploratory well
        4-9              1 year each               1 exploratory well

         Evergreen and ENAP may relinquish up to 100% of the blocks at the end of each exploration period. If the blocks go into production, the contracts will last 35 years.

         As part of the work commitment for exploration period 2, a proprietary 2D seismic program was completed before year end. The data is being processed and analyzed. Upon completion, Evergreen will notify the Ministry of Mining as to its intent to drill an exploratory well on each block.

OFFICE AND OPERATIONS FACILITIES

         The Company leases its corporate offices in Denver, Colorado. Effective May 1, 1998, the Company entered into a new ten- year office lease for approximately $267,500 per year. The Company believes the new office space will be sufficient for the foreseeable future.

ITEM 3.    LEGAL PROCEEDINGS

         Except as provided below, the Company is not engaged in any material legal proceedings to which the Company or its subsidiaries is a party or to which any of its property is subject.

         On July 13, 1998, a localized group of citizens, Southern Colorado C.U.R.E., filed a lawsuit under the citizen suit provision of the Clean Water Act in the U.S. District Court for the District of Colorado against EOC, related to its coal bed methane drilling operations in the Raton Basin near Trinidad, Colorado. The Company's gas production produces naturally occurring groundwater as a by-product of its coal bed methane gas production operations. The storage, use and disposal of the produced groundwater in evaporative ponds and natural collection features located on the surface at or near the wellsite, and the legal and regulatory treatment of this practice, underlie the lawsuit. The Company believes the lawsuit to be without merit and responded by filing a Motion to Dismiss all of Southern Colorado C.U.R.E.'s alleged claims on substantive grounds. A renewed Motion to Dismiss is currently pending before the court, although a magistrate to whom the judge presiding over the matter referred the original Motion to Dismiss has indicated that she would recommend to the judge that the motion be denied with respect to certain of the allegations. The resolution of these issues with the CDPHE, however, should moot any of the claims that remain if the substantive Motion to Dismiss is denied. The Company does not expect that the lawsuit or the investigation, or the environmental costs or contingent liabilities of either, if any, will have a material adverse effect on its consolidated financial position or its results of operations.

         EOC is also subject to federal, state and local environmental laws and regulations, and participated with the EPA and the State of Colorado in the investigation of certain practices in connection with these operations. On January 7, 2000 EOC entered into a Consent Order with the CDPHE, that resolved the water discharge issues between the CDPHE and EOC. Under the Consent Order, EOC will install a water supply system as a Supplemental Environmental Project, in lieu of civil penalties, that will benefit rural landowners in the areas in which the Company operates. Evergreen may process a portion of its produced water to meet potability standards. The estimated cost of the water supply system is $360,000. The Consent Order resolves all outstanding issues between EOC and Colorado state regulatory agencies, governing the discharge of produced water from Evergreen's coal bed methane operations in the Raton Basin.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

                                     PART II

ITEM 5.    MARKET FOR EVERGREEN'S COMMON STOCK AND RELATED SECURITY HOLDER
           MATTERS

PRINCIPAL MARKET

         The Company's Common Stock is included for quotation in the NASDAQ National Market under the market symbol "EVER." The following table sets forth the range of high and low sales prices per share for the periods indicated, as reported by the NASDAQ National Market:


                                                                         HIGH          LOW
                                                                         ----          ---
Year Ended December 31, 1997
      First Quarter................................................      $8.50        $7.38
      Second Quarter...............................................      10.50         6.75
      Third Quarter................................................      16.13         9.75
      Fourth Quarter...............................................      20.75        12.62
Year Ended December 31, 1998
      First Quarter................................................     $18.38       $13.25
      Second Quarter...............................................      19.62        16.31
      Third Quarter................................................      22.75        13.75
      Fourth Quarter...............................................      24.13        16.63
Year Ended December 31, 1999
      First Quarter................................................     $21.63       $14.50
      Second Quarter...............................................      25.75        19.00
      Third Quarter................................................      28.50        21.38
      Fourth Quarter...............................................      24.06        14.84

         On March 15, 2000, the last reported sales price for the Common Stock as reported on the NASDAQ National Market was $22.06 per share. At March 15, 2000, there were approximately 4,600 holders of record of the Company's
Common Stock.

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

RECENT SALES OF UNREGISTERED SECURITIES

         On October 8, 1999, the Company issued 120,000 shares of Common Stock to a corporation, believed to be an accredited investor, in connection with a property acquisition. The Company issued these shares of Common Stock in reliance on the exemption from registration provided by Section 4(2) of the Securities Act.

ITEM 6.    SELECTED FINANCIAL DATA

         The selected consolidated financial information presented below for the years ended December 31, 1999, 1998 and 1997, the nine months ended December 31, 1996, and the year ended March 31, 1996 is derived from the consolidated financial statements of the Company. Effective with the period ended December 31, 1996, the Company began utilizing a December 31 year-end.

         This information should be read in conjunction with the Consolidated Financial Statements and Notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations. As discussed in Note 15 to the Consolidated Financial Statements, effective February 18, 1999, Evergreen sold its 49% interest in Maverick Stimulation Company ("Maverick") to the managing members of Maverick for $2.26 million. The sale resulted in a gain net of tax of approximately $452,200 or $0.03 per diluted share. This transaction has been accounted for as a discontinued operation and the results of operations have been excluded from continuing operations in the consolidated statements of income for all periods presented. Certain reclassifications have been made to prior financial statements to conform with current presentation.


                                                                                            Nine Months    YEAR ENDED
                                                                                               Ended       ----------
                                                          YEARS ENDED DECEMBER 31,          DECEMBER 31,    MARCH 31,
                                                          ------------------------          ------------    ---------
                                                     1999           1998          1997           1996          1996
                                                  ----------     ----------    ----------     ----------    ---------
                                                                   (in thousands, except per share amounts)
STATEMENT OF OPERATIONS DATA
 Revenues:
  Natural gas and oil revenues                    $  22,721     $  19,063     $  12,138      $   3,502      $  1,393
  Interest and other                                    207           178           136            181           763
                                                  ----------     ----------    ----------     ----------    ---------
      Total revenues                                 22,928        19,241        12,274          3,683         2,156
                                                  ----------     ----------    ----------     ----------    ---------
 Expenses:
  Lease operating expenses                            4,697         2,481         1,433            529           580
  Production taxes                                      694           876           574            172            77
  Depreciation, depletion and amortization            4,757         3,860         2,794            966           590
  General and administrative                          3,024         1,933         1,286            581           767
  Interest                                            1,927         1,870           777            193            36
  Other                                                 175           286           259            127           208
                                                  ----------     ----------    ----------     ----------    ---------
     Total expenses                                  15,274        11,306         7,123          2,568         2,258
                                                  ----------     ----------    ----------     ----------    ---------

Income (loss) from continuing operations before
  income taxes                                        7,654         7,935         5,151          1,115           (102)
Income tax provision - deferred                       2,979         3,062            --             --            --
                                                  ----------     ----------    ----------     ----------    ---------

Income (loss) from continuing operations              4,675         4,873         5,151          1,115           (102)
Discontinued operations
  Gain on disposal of discontinued operations, net      452            --            --             --            --
  Equity in earnings of discontinued                     --           339           313             --            --
   operations, net
                                                  ----------     ----------    ----------     ----------    ---------
Net income (loss)                                     5,127         5,212         5,464          1,115           (102)

Preferred stock dividends                                --            --           (400)          (440)         (505)
                                                  ----------     ----------    ----------     ----------    ---------
Net income (loss) attributable to common stock    $   5,127         5,212     $   5,064      $     675      $   (607)
                                                  ==========     ==========    ==========     ==========    =========
Basic income (loss) per common share
  From continuing operations                      $    0.36     $    0.47     $    0.50      $    0.10      $  (0.10)
  From discontinued operations                         0.03          0.03          0.03             --            --
                                                  ----------     ----------    ----------     ----------    ---------
  Basic income per common share                   $    0.39          0.50     $    0.53      $    0.10      $  (0.10)
                                                  ==========     ==========    ==========     ==========    =========
Diluted income (loss) per common share
  From continuing operations                      $    0.34     $    0.44     $    0.48      $    0.10      $  (0.10)
  From discontinued operations                         0.03          0.03          0.03             --            --
                                                  ----------     ----------    ----------     ----------    ---------
  Diluted income per common share                 $    0.37          0.47     $    0.51      $    0.10      $  (0.10)
                                                  ==========     ==========    ==========     ==========    =========




                                                                                             Nine Months
                                                                                                Ended       Year Ended
                                                                                                            ----------
                                                         Years Ended December 31,            December 31,   March 31,
                                                         ------------------------            ------------   ----------

                                                     1999          1998          1997           1996           1996
                                                  ---------     ---------     ---------      ---------      ---------
STATEMENT OF CASH FLOWS DATA
    Net cash provided by (used in):
     Operating activities                         $  12,731     $  12,147     $   6,457      $   1,524      $  1,130
     Investing activities                           (43,864)      (47,202)      (19,259)        (8,559)       (2,764)
     Financing activities                            30,471        34,260        12,253          5,978         3,329


                                                                       December 31,                         March 31,
                                                        ----------------------------------------            ---------
                                                     1999          1998          1997           1996           1996
                                                  ---------     ---------     ---------      ---------      ---------
BALANCE SHEET DATA
  Cash and cash equivalents                       $     651     $   1,334     $   2,103      $   2,640      $  3,703
  Total assets                                      184,369       139,626        87,306         68,244        44,172
  Total long term obligations                        15,500        47,045        14,841          1,174           191
  Redeemable preferred stock                             --            --            --          6,000         7,500
  Total stockholders' equity                        153,510        79,679        64,152         52,364        31,589


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

GENERAL

         Evergreen is an independent energy company engaged in the exploration, development, operation, production and acquisition of oil and gas properties. Evergreen's primary focus is on developing coalbed methane properties located on approximately 207,000 gross acres in the Raton Basin in southern Colorado. The Company also holds exploration licenses on approximately 513,000 acres onshore in the United Kingdom, an interest in exploratory acreage offshore in the Falkland Islands, and an oil and gas exploration contract on approximately 2.4 million gross acres in northern Chile and exploratory acreage in northwest Colorado. Evergreen operates all of its producing properties.

         The following table sets forth certain operating data of the Company for the periods presented.


                                                                                         Nine Months
                                                          Years Ended                       Ended        Year Ended
                                                         December 31,                    December 31,     March 31,
                                            ----------------------------------------    -------------     ---------
                                               1999           1998          1997             1996            1996
                                            ----------    ------------    ----------    -------------     ---------
PRODUCTION DATA:
      Natural gas (MMcf)                       13,656          10,021           6,402           2,104         941
      Oil (MBbls)                                  --              --              --              --          10
      Total (Mcfe)                             13,656          10,021           6,402           2,104         999
AVERAGE SALES PRICE PER UNIT:
      Natural gas (per Mcf)                  $   1.66        $   1.90       $    1.90    $       1.66     $  1.29
      Oil (per Bbl)                                --              --              --              --       18.40
      Mcfe                                       1.66            1.90            1.90            1.66        1.39
COST PER MCFE:
      Lease operating expenses               $   0.34        $   0.25       $    0.22    $       0.25     $  0.58
      Production taxes                           0.05            0.09            0.09            0.08        0.07
      General and administrative                 0.22            0.19            0.20            0.28        0.77
      Depreciation, depletion and
        amortization                             0.35            0.39            0.44            0.46        0.59

LIQUIDITY AND CAPITAL RESOURCES

         On June 22, 1999, the Company completed a public offering of its common shares, whereby it sold 3,162,500 shares at $22.00 per share. Proceeds, net of underwriters' commissions and expenses of $4.4 million, were $65.1 million, of which $58 million and $3.6 million were used to pay off balances on the Company's line of credit and capital lease obligations. The remainder of the proceeds were used for general corporate purposes.

         The Company has a $75 million revolving line of credit with a bank group consisting of Hibernia National Bank, as agent, Chase Bank of Texas and Paribas ("the Banks"). The line is available through June 2001. Advances pursuant to this line of credit are limited to a borrowing base, which is presently $75 million. At the Company's election, it may use either the London Interbank Offered Rate ("LIBOR") plus a margin of 1.38% to 1.75% or the prime rate plus a margin of 0% to 0.25%, with margins on both rates determined on the average outstanding borrowings under the credit facility. The borrowing base is redetermined semi-annually by the Banks based upon reserve evaluations of the Company's oil and gas properties. An average annual facility fee of 0.375% is charged quarterly for any unused portion of the credit line. The agreement is collateralized by oil and gas properties and also contains certain net worth and ratio requirements. At December 31, 1999, $15.5 million was outstanding under the line of credit. The Company anticipates increasing its credit facility to $125 million by June 30, 2000.

         In February 1999, the Company sold its 49% interest in Maverick, a well service company, for approximately $2.3 million and formed a new well service company, Evergreen Well Service ("EWS"). The well service company is currently providing fracture stimulation services, cement work, drilling and workovers. Evergreen anticipates an increase in quality control and cost savings from the services performed by EWS.

         During 2000, the Company plans to spend approximately $80 million on its total exploration and development program. The Company's drilling program will include approximately 100 wells in the Raton Basin. The total estimated cost for drilling and completion is approximately $17 million. In 2000, the Company is also upgrading the compressor stations in the Cottontail Pass Unit and the Long Canyon area that were acquired in 1998. The infrastructure costs incurred in 2000 will reduce future years capital expenditures. The total costs for compression and collection systems in 2000 will be approximately $34 million. Other costs for recompletions, exploration, equipment and mineral acquisitions total approximately $17 million.

         During 2000, the Company will start the development of the United Kingdom project with the drilling of 5 conventional coal bed methane pilot program in late April 2000. Additionally, the Company anticipates drilling 7 gob and interaction gas wells and has applied for planning permits and has received 5 approvals and is waiting for approval from local authorities for the remaining permits. The Company has also ordered fracture stimulation equipment for use in the development of the UK project. The total estimated capital expenditures for the UK in 2000 are approximately $12 million.

         The Company believes that cash flow from operations and available borrowings under its line of credit will be sufficient to fund 2000 capital expenditures. Future development of the Company's projects will require additional capital. The Company believes it will have sufficient capacity to fund all of its projects for the foreseeable future through its anticipated cash flow and its lines of credit.

         Cash flows provided by operating activities were $12,731,000 for the year ended December 31, 1999 as compared to cash flows provided by operating activities of $12,147,000 for the year ended December 31, 1998.

         Cash flows used in investing activities were $43,864,000 during the year ended December 31, 1999, versus $47,202,000 in 1998. The decrease in 1999 was primarily due to proceeds of $2,258,000 received from the sale of Maverick.

         Cash flows provided by financing activities were $30,471,000 during the year ended December 31, 1999, as compared to cash flows provided by financing activities of $34,260,000 in 1998. The decrease is primarily due to the reduced borrowings on the Company's line of credit given the decrease in cash used in investing activities in 1999 as compared to 1998.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

         For the year ended December 31, 1999, the Company reported income from continuing operations of $4,675,000 or $0.34 per diluted share compared to income from continuing operations of $4,873,000 or $0.44 per diluted share in 1998. Net income was $5,127,000 or $0.37 per diluted share for the year ended December 31, 1999 versus net income of $5,212,000 or $0.47 per diluted share for the same period in 1998. Net income for 1999 included a one-time, after tax gain of $452,000 or $0.03 per diluted share, resulting from the sale of Evergreen's 49% interest in Maverick Stimulation Company ("Maverick"). Net income in 1998 included $339,000 in equity in earnings for Maverick. The decrease in net income for the year ended December 31, 1999 as compared to the prior year was attributable to a decrease in gas prices, and increases in lease operating expense, depreciation, depletion and amortization, general and administrative and interest expense.

         During the year ended December 31, 1999, natural gas revenues increased to $22,721,000 from $19,063,000 in the prior year. The increase in natural gas revenues for the year ended December 31, 1999 was due to an increase in sales volumes of 36%, which was partially offset by a 13% decrease in gas prices to $1.66 in 1999 from $1.90 in 1998. At December 31, 1999, the number of net producing Raton Basin wells increased to 252 from 159 net producing wells at December 31, 1998. The increase in the number of producing wells in 1999 as compared to 1998 is due to the drilling and completion of 83 wells in the Spanish Peaks Unit and Cottontail Pass Unit, and Evergreen's increase in its working interest to 75% from 25% in Long Canyon (or 12 net producing wells).

         On February 18, 1999, the Company sold its 49% interest in Maverick to the managing members of Maverick. The closing date was April 14, 1999. On that date, the Company received $2,258,000 in cash and was released from its debt guarantee with Maverick's bank. The Company recorded an after tax gain on the sale of its 49% interest of $452,000.

         During the year ended December 31, 1999, lease operating expenses excluding production taxes were $4,697,000 or $.34 per Mcf as compared to $2,481,000 or $0.25 per Mcf in the prior year. The increase in lease operating expense for the year ended December 31, 1999 as compared to 1998 was due to the following: significant increase in water management costs due to additional wells with high water volumes and increased water testing costs, increase in Raton field personnel and related expense and workover cost for on-going maintenance and repairing tubing leaks.

         During the year ended December 31, 1999, depreciation, depletion and amortization expense was $4,757,000 as compared to $3,860,000 in the prior year. For the year ended December 31, 1999, depreciation, depletion and amortization expense was $0.35 per Mcf as compared to $0.39 per Mcf in 1998. The decrease in cost per Mcf in 1999 as compared to 1998 is due to the significant increase in the estimated units of proved reserves as a result of the number of new wells that have been drilled in 1999.

         General and administrative expenses for the year ended December 31, 1999 were $3,024,000 as compared to $1,933,000 in the prior year. The increase in general and administrative expenses of $1,091,000 for the year ended December 31, 1999 is due to the increase in administrative staff, salaries and related benefits, bonus payments and the value of stock issued for services and other corporate expenses as a result of the significant growth of the Company. Through March 1999, EOC, a wholly owned subsidiary of the Company, operated properties for various third party working interest owners. In January 1999, the working interest owners sold those properties. As such, EOC did not receive overhead charges for the operation of those properties for approximately nine months during 1999, which had been netted against general and administrative in prior periods. Accordingly, the Company's general and administrative expenses increased by approximately $416,000 in 1999.

         During the year ended December 31, 1999, interest expense was $1,927,000 as compared to $1,870,000 in the prior year. The $57,000 increase for the year ended December 31, 1999 is due to increased average borrowings on the Company's line of credit in 1999. At June 22, 1999, the Company paid off the outstanding balance under the line of credit and the obligations under the capital leases with the proceeds received from the public offering of its common shares. Since June 1999, the Company has borrowed $15.5 million under the line of credit.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

         The Company reported income from continuing operations of $4,873,000 or $0.44 per diluted share for the year ended December 31, 1998, compared to income from continuing operations of $5,151,000 or $0.48 per diluted share for the same period in 1997. Pretax net income from continuing operations increased significantly to $7,935,000 in 1998, versus $5,151,000 in 1997. As a result of a deferred income tax provision of $3,062,000 in 1998 as compared to no deferred income tax provision in 1997, the Company's 1998 net income increased slightly as compared to 1997. Net income was $5,212,000 or $0.47 per diluted share for the year ended December 31, 1998 versus net income of $5,064,000 or $0.51 per diluted share for the same period in 1997.

         Natural gas revenues increased to $19,063,000 during the year ended December 31, 1998 from $12,138,000 for the same period in the prior year. The significant increase of $6,925,000 in 1998 compared to 1997 or 57% was due to the increase in production and the acquisition of certain properties in the Raton Basin. The Company had 159 net producing wells at the end of 1998, versus 89 at December 31, 1997. The number of producing wells in the Spanish Peaks Unit increased to 127 in 1998, versus 89 at December 31, 1997. The Company acquired approximately 32 net producing wells in two separate transactions in 1998. Gas production volumes in the Spanish Peaks Unit increased to 9,458,000 Mcf in 1998 versus 6,402,000 Mcf in 1997, or 48%. Gas production volumes from the acquired properties were 563,000 Mcf in 1998. The average gas price for 1998 and 1997 was $1.90 per Mcf.

         Equity in earnings of discontinued operations, net of income taxes increased to $339,000 during the year ended December 31, 1998 as compared to $313,000 in 1997. The Company accounted for the investment in Maverick under the equity method of accounting. The year to year increase was offset by deferred income taxes of $217,000 in 1998, as compared to no deferred income taxes in 1997. The pre-tax increase was due to Maverick's increase in sales volume and profitability in 1998 as compared to 1997. As discussed earlier, effective February 1999, the Company sold its 49% ownership in Maverick.

         Interest and other income increased to $178,000 during the year ended December 31, 1998 as compared to $136,000 in 1997. The increase was due to changes in cash management in 1998.

         Lease operating expenses for the year ended December 31, 1998 were $2,481,000 as compared to $1,433,000 for the same period in 1997. Lease operating expenses were $0.25 per Mcf in 1998 versus $0.22 per Mcf in 1997. The $0.03 increase for 1998 over the prior year was primarily due to an increase in water management costs due to drilling wells where there was a significant increase in water production.

         Depreciation, depletion and amortization expense for the year ended December 31, 1998 was $3,860,000 versus $2,794,000 in 1997. Depreciation, depletion and amortization expense declined to $0.39 per Mcf in 1998 as compared to $0.44 per Mcf in 1997. The decrease in cost per Mcf in 1998 as compared to 1997 was due to amortizing capital costs over a significantly greater number of units of proved reserves.

         General and administrative expenses were $1,933,000 during the year ended December 31, 1998 versus $1,286,000 in 1997. The increase in 1998 of $647,000 was due to the expected increase in the overall growth in corporate activity. During 1998, personnel costs increased due to the addition of new staff, salary increases, related benefits and insurance costs. Also, office rent and other miscellaneous operating expense items increased. Although the overall general and administrative expenses increased for the year ended December 31, 1998, the cost per Mcf decreased to $0.19 in 1998 from $0.20 in 1997. Through March 1999, EOC operated properties for various third party working interest owners and the related overhead charges received by EOC were netted against general and administrative expenses. As discussed earlier, the working interest owners sold those properties in January 1999.

         Interest expense was $1,870,000 during the year ended December 31, 1998 as compared to $777,000 in 1997. The $1,093,000 increase for 1998 over the same period in the prior year was due to increased borrowings under the Company's line of credit to $44,139,000 from $10,812,000 in 1997. The increase in borrowings was due to the continuing development in the Raton Basin along with the acquisition of the Cottontail Pass Unit on July 2, 1998 at a cost of $13.1 million. On July 1, 1998, the Company increased its line of credit to $50 million and also changed the interest rate from a prime rate based loan to a LIBOR based rate. The change in interest rates decreased the Company's effective interest rate in the last half of 1998 by 142 basis points to 7.25%.

         Prior to 1998, the Company was not required to record income tax expense, primarily due to the availability of net operating loss carryforwards. However, as a result of the recently reported profitability and the significant difference between the book and tax basis of assets, the Company is required to provide for deferred income taxes in the statements of income in 1998 and subsequent years. The Company estimates that it will not be required to pay current income tax in the near future due to the availability of net operating loss carryforwards of approximately $27 million and current deductions for intangible drilling costs. For the year ended December 31, 1998, the Company recorded a deferred tax provision of $3,062,000.

         Other expenses were $286,000 for the year ended December 31, 1998 as compared to $259,000 in 1997. Other expenses in 1998 included a write-off of offering expenses of $220,000 related to the withdrawal of a registration on file with the Securities and Exchange Commission due to unfavorable market conditions. Other expenses in 1997 included a write-off of a receivable in the amount of approximately $150,000 that was deemed uncollectable and gas collection costs of $112,000.

HEDGING TRANSACTIONS

         The Company enters into contractual obligations that require future physical delivery of its natural gas production to attempt to manage price risk with regard to a portion of its natural gas production. As of December 31, 1999, the Company had entered into contracts to sell approximately 40,000 MMBtu per day from January 1, 2000 through March 31, 2000, 45,000 MMBtu per day from April 1, 2000 through October 31, 2000 and 20,000 MMBtu per day at NYMEX less $0.20 for the period November 1, 2000 through October 31, 2001. The Company has also extended a contract to sell 10,000 MMBtu per day from November 1, 2000 through March 31, 2003 for the lessor of $2.45 per Mcf or the current market price. In consideration for this contract, the Company will receive $1,762,000, which will be amortized as revenue pro-rata over the extended contract term.

         The Company identifies minimum internal price targets and, assuming other market conditions are deemed favorable, the Company will enter into hedging contracts to manage price risk. See "Quantitative and Qualitative Disclosure About Market Risk."

INCOME TAXES AND NET OPERATING LOSSES

         As discussed in Note 7 of the Notes to the Company's Consolidated Financial Statements, the Company has net operating loss carryforwards for income tax purposes of approximately $22 million which expire beginning in 2004.

         Prior to 1998, the Company was not been required to record income tax expense, primarily due to the availability of net operating loss carryforwards. However, as a result of the recently reported profitability and the significant difference between the book and tax basis of assets, the Company is required to provide for deferred income taxes in the statements of income in 1998 and subsequent years. The Company estimates that it will not be required to pay current income tax in the near future due to the availability of net operating loss carryforwards of approximately $22 million and current deductions for intangible drilling costs.

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. SFAS No. 133, as extended by SFAS No. 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Management believes the adoption of this statement will not have a material impact on the Company's financial statements.

IMPACT OF THE YEAR 2000 ISSUE

         The following Year 2000 statement constitutes a Year 2000 Readiness Disclosure within the meaning of the Year 2000 Information and Readiness Disclosure Act of 1998. The Year 2000 Issue is the result of computer programs and embedded computer chips being written or manufactured using two digits rather than four, or other methods, to define the applicable year. Computer programs and embedded chips that are date-sensitive may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, operate equipment or engage in normal business activities. Failure to correct a material Year 2000 compliance problem could result in an interruption in, or inability to conduct normal business activities or operations. Such failures could materially and adversely affect a company's results of the operations, cash flow and financial condition. Beginning in 1999, the Company developed and implemented a formal plan to mitigate the impact of Year 2000 compliance. The plan was fully implemented before December 31, 1999. To date the Company has not encountered any material Year 2000 compliance problems and has suffered no material adverse effects from this issue.

         Through December 31, 1999, the Company spent approximately $50,000 on its Year 2000 efforts. This includes the cost of consultants as well as the cost of repair or replacement of non-compliant hardware and software systems. The Company did not specifically track its internal costs of addressing the Year 2000 issue. However, management does not believe these internal costs were material.

         The Company currently has no reason to believe that any Year 2000 compliance failures occurred or will occur or that its principal vendors, customers and business partners are not Year 2000 compliant. However, there can be no assurance that all Year 2000 problems have been identified and corrected. Therefore, there can be no assurance that all Year 2000 problems have been identified and corrected or that currently unknown Year 2000 issues will not materially impact the Company's results of operations or adversely affect its relationships with vendors, customers and other business partners in the year 2000.

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         COMMODITY RISK. The Company's major market risk exposure is in the pricing applicable to its gas production. Realized pricing is primarily driven by the prevailing price for crude oil and spot prices applicable to Evergreen's United States natural gas production. Historically, prices received for gas production have been volatile and unpredictable. Pricing volatility is expected to continue.

         The Company periodically enters into contractual obligations that require future delivery of its natural gas production to attempt to manage price risk with regard to a portion of its natural gas production. A 10 percent improvement in year-end spot market prices would not have affected the Company's physical gas contracts in place as those contracts were higher than the spot plus 10%. A 10% decline in year-end spot market prices on year-end production not covered under contractual obligations would reduce 2000 revenues by $603,000, assuming production volumes remain the same.

         INTEREST RATE RISK. At December 31, 1999, Evergreen had long-term debt outstanding of $15.5 million. The interest rates on the outstanding debt range from LIBOR plus 1.38% to prime. Interest rates are variable, however, they may be fixed at Evergreen's option for periods of time between 30 to 90 days. A 10% increase in short-term interest rates on the floating-rate debt outstanding at the end of 1999 would equal approximately 85 basis points. Such an increase in interest rates would not materially impact Evergreen's 2000 interest expense assuming borrowed amounts remain outstanding at current levels.

         FOREIGN CURRENCY RISK. Evergreen's net assets, revenue and expense accounts from its UK subsidiary are based on the U.S. dollar equivalent of such amounts measured in the UK dollar. Assets and liabilities of the UK subsidiaries are translated to U.S. dollars using the applicable exchange rate as of the end of a reporting period. Revenues, expenses and cash flow are translated using the average exchange rate during the reporting period.

         The Company has not had any significant operations in the UK for the past several years. In 2000, the Company plans to start a drilling program consisting of 5 conventional coal bed methane wells and 7 interaction and gob gas wells. Any significant change in the exchange rate for the pound sterling would have an impact on the cost of the drilling program.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                   PAGE
                                                                                                   ----

         Report of Independent Certified Public Accountants.........................................F-1

         Consolidated Balance Sheets, December 31, 1999 and 1998....................................F-2

         Consolidated Statements of Income for the Years ended
         December 31, 1999, 1998 and 1997...........................................................F-3

         Consolidated Statements of Stockholders' Equity for the Years ended
         December 31, 1999, 1998 and 1997...........................................................F-4

         Consolidated Statements of Cash Flows for the Years ended
         December 31, 1999, 1998 and 1997...........................................................F-5

         Consolidated Statements of Comprehensive Income for the Years ended
         December 31, 1999, 1998 and 1997...........................................................F-6

         Notes to Consolidated Financial Statements.........................................F-7 to F-32

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

Not Applicable.

                                    PART III

         The information required by Part III of Form 10-K is incorporated herein by reference to Registrant's definitive Proxy Statement to be filed in connection with the Annual Meeting of Shareholders to be held on May 12, 2000.

                                     PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1)     See Index to Consolidated Financial Statements at Item 8.
(a)(2) All other schedules have been omitted because the required information is inapplicable or is shown in the notes to the financial statements.

(a)(3)     EXHIBITS:
           ---------

        3.1 Articles of Incorporation as amended: Incorporated by reference to Exhibit 3.1 of the Company's Registration Statement on Form S-1, Commission File No. 33-273035, by reference to Exhibit I of the Company's Current Report on Form 8-K dated December 9, 1994 and by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed June 8, 1998.
        3.2 Bylaws: Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed June 8, 1998.
        4.1    Shareholders' Rights Agreement: Incorporated by reference to
               Exhibit 2 of the Company's Current Report on Form 8-K dated
               July 7, 1997.
        10.1 Amended and Restated Credit Agreement by and among Evergreen Resources, Inc. and Hibernia National Bank, Banque Paribas and Chase Bank of Texas, N.A., dated July 1, 1998: Incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.
        10.2 Firm Transportation Service Agreement Rate Schedule TF-1 between Colorado Interstate Gas Company and Primero Gas Marketing Company, Dated August 22, 1997: Incorporated by reference to
               Exhibit 10.2 of the Company's Registration Statement on Form S-3 filed on November 21, 1997, Commission File No. 333-40817.
        10.3 Deeds of Variation between The Secretary of State for Trade and Industry and Evergreen Resources (UK) Limited dated January 9, 1997: Incorporated by reference to Exhibit 10.6 of the Company's Registration Statement on Form S-3 filed on November 21, 1997, Commission File No. 333-40817.
        10.4 Evergreen Resources, Inc. Initial Stock Option Plan: Incorporated by reference to the exhibit accompanying the Company's Definitive
               Proxy Statement on Schedule 14A filed on April 20, 1998.
        10.5   Firm Transportation Service Agreement Rate Schedule TF-1 between
               Colorado Interstate Gas Company and Consolidated Industrial
               Services, Inc., dated March 20, 1997: Incorporated by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.
        10.6 Firm Transportation Service Agreement Rate Schedule TF-1 between Colorado Interstate Gas Company and Amoco Energy Trading corporation, dated November 1, 1997: Incorporated by reference to
               Exhibit 10.6 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.
        21.0   Subsidiaries of registrant: Incorporated by reference to
               Note 1 of the Notes to Consolidated Financial Statements included herein.
        22.0   Reserve Audit Reports prepared by Netherland Sewell &
               Associates, Inc. and Resource Services International, Inc.
        23.0   Consent of Independent Certified Public Accountants
        24.1   Power of Attorney: contained on signature page.
        27.0   Financial Data Schedule.

 (b) No reports on Form 8-K were filed by the Company during the last quarter of the fiscal year ended December 31, 1999.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        EVERGREEN RESOURCES, INC.

Date:    March 29, 2000                 By: /s/ Mark S. Sexton
                                           ----------------------
                                           Mark S.  Sexton
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)

                                POWER OF ATTORNEY

         KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Mark S. Sexton and Kevin R. Collins, and each of them, as true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all which said attorneys-in-fact and agents or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date:    March 29, 2000            /s/  Mark S. Sexton
                                 -----------------------------
                                 Mark S. Sexton
                                 President, Chief Executive Officer and Director (Principal Executive Officer)

Date:    March 29, 2000            /s/  Kevin R. Collins
                                 -----------------------------
                                 Kevin R. Collins, Vice President - Finance
                                 CFO and Treasurer
                                 (Principal Financial and Accounting Officer)

Date:    March 29, 2000            /s/  Alain Blanchard
                                 -----------------------------
                                 Alain Blanchard, Director

Date:    March 29, 2000            /s/  Dennis R. Carlton
                                 -----------------------------
                                 Dennis R.  Carlton, Director

Date:    March 29, 2000            /s/  Larry D. Estridge
                                 -----------------------------
                                 Larry D.  Estridge, Director

Date:    March 29, 2000            /s/  John J. Ryan III
                                 -----------------------------
                                 John J.  Ryan III, Director

Date:    March 29, 2000            /s/  Scott D. Sheffield
                                 -----------------------------
                                 Scott D.  Sheffield, Director

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors
Evergreen Resources, Inc.
Denver, Colorado

We have audited the accompanying consolidated balance sheets of Evergreen Resources, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, stockholders' equity, cash flows, and comprehensive income for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Evergreen Resources, Inc. and subsidiaries at December 31, 1999 and 1998 and the results of their operations and their cash flows for each of years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.

                                             BDO SEIDMAN, LLP

Denver, Colorado
February 11, 2000

EVERGREEN RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS


                                                                                     December 31,
                                                                          --------------------------------
                                                                                 1999            1998
                                                                                 ----            ----
                                                                                   (IN THOUSANDS)
ASSETS

Current:
    Cash and cash equivalents                                                 $    651         $  1,334
    Accounts receivable (Note 2)                                                 5,021            4,728
    Other current assets                                                           749              295
                                                                              --------         --------
         Total current assets                                                    6,421            6,357
Property and equipment, at cost, (Notes 1, 3, 4, 5, and 16):
    based on the full cost method of accounting
       for oil and gas properties                                              199,179          147,176
    Less accumulated depreciation, depletion and amortization                   24,845           19,400
                                                                              --------         --------
    Net property and equipment                                                 174,334          127,776
Designated cash (Note 6)                                                         2,313            2,782
Other assets (Notes 1 and 15)                                                    1,301            2,711
                                                                              --------         --------
                                                                              $184,369         $139,626
                                                                              ========         ========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

    Accounts payable                                                          $  3,659         $  1,240
    Amounts payable to oil and gas property owners                               1,424            2,947
    Accrued expenses and other                                                   1,400            1,515
    Current portion - capital lease (Note 5)                                        --            1,123
                                                                              --------         --------
         Total current liabilities                                               6,483            6,825
Production taxes payable (Note 6)                                                2,313            2,782
Note payable (Note 4)                                                           15,500           44,139
Obligations under capital lease, less current portion (Note 5)                      --            2,906
Deferred income taxes (Note 7)                                                   6,563            3,295
                                                                              --------         --------
         Total liabilities                                                      30,859           59,947

Commitments and contingencies (Notes 3, 4 and 13)

Stockholders' equity (Notes 3, 8, 9 and 10):
   Preferred stock, $1.00 par value; shares authorized, 25,000;
      none outstanding
   Common stock, $.01 stated value; shares authorized, 50,000;
      shares issued and outstanding 14,621 and 11,143                               146            111
   Additional paid-in capital                                                   147,326         78,380
   Retained earnings                                                              6,205          1,078
   Accumulated other comprehensive income (loss)                                   (167)           110
                                                                              ---------       --------
         Total stockholders' equity                                             153,510         79,679
                                                                              ---------       --------
                                                                               $184,369       $139,626
                                                                              =========       ========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

EVERGREEN RESOURCES, INC.
CONSOLIDATED STATEMENTS OF INCOME


                                                                                      Years Ended December 31,
                                                                                 1999          1998          1997
                                                                             ----------     ---------     ---------
                                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)

Revenues:
   Natural gas revenues (Note 11)                                            $   22,721      $  19,063       $  12,138
   Interest and other                                                               207            178             136
                                                                             ----------      ---------       ---------
Total revenues                                                                   22,928         19,241          12,274
                                                                             ----------      ---------       ---------
Expenses:

   Lease operating expense                                                        4,697          2,481           1,433
   Production taxes                                                                 694            876             574
   Depreciation, depletion and amortization                                       4,757          3,860           2,794
   General and administrative expenses                                            3,024          1,933           1,286
   Interest expense                                                               1,927          1,870             777
   Other                                                                            175            286             259
                                                                             ----------      ---------       ---------
Total expenses                                                                   15,274         11,306           7,123
                                                                             ----------      ---------       ---------

Income from continuing operations before income taxes                             7,654          7,935           5,151
Income tax provision - deferred (Note 7)                                          2,979          3,062              --
                                                                             ----------      ---------       ---------

Income from continuing operations                                                 4,675          4,873           5,151
Discontinued Operations (Notes 1 and 15)
     Gain on disposal of discontinued operations, net                               452             --              --
     Equity in earnings of discontinued operations, net                              --            339             313
                                                                             ----------      ---------       ---------

Net income                                                                        5,127          5,212           5,464
Preferred stock dividends (Notes 8 and 9)                                            --             --             400
                                                                             ----------      ---------       ---------
Net income attributable to common stock                                      $    5,127      $   5,212       $   5,064
                                                                             ==========      =========       =========
BASIC INCOME PER COMMON SHARE:
      From continuing operations                                             $     0.36      $    0.47       $    0.50
      From discontinued operations                                                 0.03           0.03            0.03
                                                                             ----------      ---------       ---------
      Basic income per common share                                          $     0.39      $    0.50       $    0.53
                                                                             ==========      =========       =========

DILUTED INCOME PER COMMON SHARE:
      From continuing operations                                             $     0.34      $    0.44       $    0.48
      From discontinued operations                                                 0.03           0.03            0.03
                                                                             ----------      ---------       ---------
      Diluted income per common share                                        $     0.37      $    0.47       $    0.51
                                                                             ==========      =========       =========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

EVERGREEN RESOURCES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                                                              Common Stock
                                                            -----------------
                                                            $.01 Stated Value
                                                            -----------------  Additional Retained      Other          Total
                                                                                Paid-In   Earnings  Comprehensive   Stockholders'
                                                            Shares   Amount     Capital   (Deficit) Income (Loss)     Equity
                                                            ------   ------    ---------  --------  -------------   -------------
                                                                                      (IN THOUSANDS)

Balance, January 1, 1997                                     9,336   $   94    $ 61,369   $(9,198)        $    99    $  52,364

Issuance of common stock in exchange for redeemable
  preferred stock (Note 8)                                     906        9       5,973        --              --        5,982
Issuance of common stock for services (Note 9)                  64        1         239        --              --          240
Exercise of stock purchase warrants (Note 10)                   89       --         367        --              --          367
Preferred stock dividends (Note 8)                              --       --          --      (400)             --         (400)
Other comprehensive income                                      --       --          --        --             135          135
Net income                                                      --       --          --     5,464              --        5,464
                                                            ------   ------    --------   -------   -------------    ---------
Balance December 31, 1997                                   10,395      104      67,948    (4,134)            234       64,152

Issuance of common stock for services (Note 9)                  15       --         190        --              --          190
Exercise of stock purchase warrants (Note 10)                  277        2       2,182        --              --        2,184
Issuance of common stock for property interests (Note 9)       450        5       7,495        --              --        7,500
Issuance of warrants (Note 10)                                  --       --         479        --              --          479
Issuances of common stock for acquisitions and other             6       --          86        --              --           86
Other comprehensive loss                                        --       --          --        --            (124)        (124)
Net income                                                      --       --          --     5,212              --        5,212
                                                            ------   ------    --------   -------  --------------   ----------
Balance December 31, 1998                                   11,143      111      78,380     1,078             110       79,679

Issuance of common stock for services (Note 9)                  51        1         800        --              --          801
Exercise of stock purchase warrants (Note 10)                  188        2       1,361        --              --        1,363
Issuance of common stock for property interests (Note 9)        56        1         920        --              --          921
Issuance of common stock for subsidiary (Notes 3 and 9)        120        1       2,499        --              --        2,500
Issuance of common stock pursuant to public offering
(Note 9)                                                     3,163       31      65,041        --              --       65,072
Common stock buyback (Note 9)                                 (100)      (1)     (1,708)       --              --       (1,709)
Issuance of warrants                                            --       --          33        --              --           33
Other comprehensive loss                                        --       --          --        --            (277)        (277)
Net income                                                      --       --          --     5,127              --        5,127
                                                            ------   ------    --------   -------  --------------   ----------
Balance, December 31, 1999                                  14,621   $  146    $147,326    $6,205         $  (167)   $ 153,510
                                                            ======   ======    ========   =======  ==============   ==========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

EVERGREEN RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS


                                                                              Years Ended December 31,
                                                                       1999              1998            1997
                                                                    ----------       -----------      ----------
Operating activities:                                                              (in thousands)
  Net income                                                        $    5,127       $    5,212       $   5,464
  Adjustments to reconcile net income to cash
    provided by operating activities:
      Depreciation, depletion and amortization                           4,757            3,860           2,794
      Deferred income taxes                                              2,979            3,062              --
      Gain on disposal of discontinued operations, net                    (452)              --              --
      Equity in earnings of discontinued operations, net                    --             (339)           (313)
      Non Cash Compensation                                                545              225             159
      Other                                                                170              502              25
      Changes in operating assets and liabilities:
        Accounts receivable                                               (293)          (1,118)         (1,121)
        Other current assets                                              (527)             105            (208)
        Accounts payable                                                  (187)             691            (422)
        Accrued expenses and other                                         612              (53)             79
                                                                    ----------       -----------      ----------
Net cash provided by operating activities                               12,731           12,147           6,457
                                                                    ----------       -----------      ----------
Investing activities:
  Investment in property and equipment                                 (43,243)         (46,959)        (18,603)
  Purchase of subsidiary (Note 3)                                       (2,500)              --              --
  Proceeds from sale of investment                                       2,258               --              --
  Designated cash                                                          468             (639)           (650)
  Change in production taxes payable                                      (468)             639             650
  Change in other assets                                                  (379)            (243)           (656)
                                                                    ----------       -----------      ----------
Net cash used in investing activities                                  (43,864)         (47,202)        (19,259)
                                                                    ----------       -----------      ----------
Financing activities:
  Net proceeds from (payments on) notes payable                        (28,639)          33,327          11,189
  Principal payments on capital lease obligations                       (4,029)          (1,061)           (637)
  Proceeds from issuance of common stock, net                           66,448            2,158             349
  Common stock buyback                                                  (1,709)              --              --
  Dividends paid on preferred stock                                         --               --            (400)
  Debt issue costs                                                         (77)            (143)           (148)
  Change in cash held from operating oil and gas properties             (1,523)             (21)          1,900
                                                                    ----------       -----------      ----------
Net cash provided by financing activities                               30,471           34,260          12,253
                                                                    ----------       -----------      ----------
Effect of exchange rate changes on cash                                    (21)              26              12
                                                                    ----------       -----------      ----------
Decrease in cash and cash equivalents                                     (683)            (769)           (537)

Cash and cash equivalents, beginning of year                             1,334            2,103           2,640
                                                                    ----------       -----------      ----------
Cash and cash equivalents, end of year                              $      651       $    1,334       $   2,103
                                                                    ==========       ===========      ==========
SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


EVERGREEN RESOURCES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME


                                                                           Years Ended December 31,
                                                                    1999            1998           1997
                                                                ----------      -----------     ----------
                                                                              (in thousands)

Net income                                                      $    5,127      $     5,212     $   5,464

Foreign currency translation adjustments                              (277)            (124)          135
                                                                ----------      -----------     ----------
Comprehensive income                                            $    4,850      $     5,088     $   5,599
                                                                ==========      ===========     ==========


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

EVERGREEN RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

(1)      SUMMARY OF ACCOUNTING POLICIES

BUSINESS

         Evergreen Resources, Inc. ("Evergreen" or the "Company") is an independent energy company engaged in the development, production, operation, exploration and acquisition of oil and gas properties. Evergreen's primary focus is on developing and expanding its coal bed methane properties located on approximately 207,000 gross acres in the Raton Basin in southern Colorado. The Company also holds exploration licenses on approximately 513,000 acres onshore in the United Kingdom, an interest in exploration acreage offshore in the Falkland Islands, an oil and gas exploration contract on approximately 2.4 million gross acres in northern Chile and exploratory acreage in northwestern Colorado. Evergreen operates all of its producing properties.

CONSOLIDATION

         The financial statements include the accounts of Evergreen and its wholly-owned subsidiaries: Evergreen Operating Corporation ("EOC"), Evergreen Resources (UK) Ltd., Powerbridge, Inc., Evergreen Well Service Company ("EWS"), Primero Gas Marketing Company ("Primero"), EnviroSeis, LLC ("EnviroSeis") and XYZ Minerals, Inc. ("XYZ"). All significant intercompany balances and transactions have been eliminated in consolidation.

         The Company has a 40% ownership in Argos Evergreen Limited ("AEL"), a Falkland Islands company. This investment is accounted for by the equity method of accounting. Effective February 1999, the Company sold its 49% interest in Maverick Stimulation Company, LLC ("Maverick"), which had previously been accounted for using the equity method of accounting. See Note 15 for further discussion.

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

USES OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates with regard to these financial statements include the estimate of proved oil and gas reserve volumes and the related present value of estimated future net cash flows (see Note 16 for supplemental oil and gas disclosures).

PROPERTY AND EQUIPMENT

         The Company follows the full-cost method of accounting for oil and gas properties. Under this method, all productive and nonproductive costs incurred in connection with the exploration for and development of oil and gas reserves are capitalized. Such capitalized costs include lease acquisition, geological and geophysical work, delay rentals, drilling, completing and equipping oil and gas wells, including salaries, benefits and other internal salary related costs directly attributable to these activities. Evergreen capitalized $1,845,000, $711,000 and $542,000 of internal costs in 1999, 1998 and 1997. Costs associated with production and general corporate activities are expensed in the period incurred. Interest costs related to unproved properties and properties under development are also capitalized to oil and gas properties. If the net investment in oil and gas properties exceeds an amount equal to the sum of (1) the standardized measure of discounted future net cash flows from proved reserves (see Note 16), and (2) the lower of cost or fair market value of properties in process of development and unexplored acreage, the excess is charged to expense as additional depletion. Normal dispositions of oil and gas properties are accounted for as adjustments of capitalized costs, with no gain or loss recognized.

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

         Gas gathering and support equipment are stated at cost. Depreciation and amortization for the Raton Basin gas gathering system is computed on the units-of-production method based upon total reserves of the field. Certain gas gathering system components and other support equipment are depreciated using the straight-line method over the estimated useful lives of the assets of 3 to 30 years.

         Effective January 1, 1999 the Company revised the estimated useful life used to depreciate its gas compressors from 15 to 30 years to correspond to the estimated life of the Company's coal bed methane fields. The net effect on depreciation during the year ended December 31, 1999 was a reduction in depreciation expense of $307,000 or $.02 per basic and diluted share.

         The Company applies Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." Under SFAS No. 121, long-lived assets and certain intangibles are reported at the lower of the carrying amount or their estimated recoverable amounts. Long-lived assets subject to the requirements of SFAS No. 121, are evaluated for possible impairment through review of undiscounted expected future cash flows. If the sum of undiscounted expected future cash flows is less than the carrying amount of the asset or if changes in facts and circumstances indicate, an impairment loss is recognized. No impairment exists at December 31, 1999.

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

GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses are reported net of amounts allocated to working interest owners of the oil and gas properties operated by Evergreen, net of amounts charged for administrative and overhead costs and net of amounts capitalized pursuant to the full cost method of accounting.

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

REVENUE RECOGNITION

         Natural gas sales revenues generally are recorded using the sales method, whereby the Company recognizes sales revenue based on the amount of gas sold to purchasers on its behalf.

COMPREHENSIVE INCOME

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

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. SFAS No. 133, as extended by SFAS No. 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Management believes the adoption of this statement will not have a material impact on the Company's financial statements.

(2)      ACCOUNTS RECEIVABLE

         The components of accounts receivable include the following:


                                                                                 December 31,
                                                                           ---------------------------
                                                                              1999          1998
                                                                              ----          ----
                                                                                (IN THOUSANDS)

    Natural gas sales                                                      $   3,921      $   3,365
    Joint interest billings                                                    1,100          1,363
                                                                           ---------      ---------
                                                                           $   5,021      $   4,728
                                                                           =========      =========


(3)      PROPERTY AND EQUIPMENT

         Property and equipment includes the following:


                                                                                 December 31,
                                                                           ---------------------------
                                                                               1999          1998
                                                                               ----          ----
                                                                                (IN THOUSANDS)

    Oil and Gas Properties:
        Proved oil and gas properties                                      $  103,659    $   79,303
        Unevaluated properties not subject to amortization                     31,748        25,567
        Accumulated depreciation, depletion and amortization                  (19,312)      (16,348)
                                                                           ----------    ----------
        Net oil and gas properties                                            116,095        88,522
                                                                           ----------    ----------
    Gas gathering equipment                                                    46,201        31,365
    Construction in progress                                                    6,090         9,227
    Support equipment                                                          11,481         1,714
    Accumulated depreciation and amortization                                  (5,533)       (3,052)
                                                                           ----------    ----------
        Net other property and equipment                                       58,239        39,254
                                                                           ----------    ----------
    Property and equipment, net of accumulated
        depreciation, depletion and amortization                           $  174,334    $  127,776
                                                                           ==========    ==========

         Oil and gas property costs of $31,748,000 were not being amortized at December 31, 1999. These costs consisted of $18,057,000 for domestic properties, $9,483,000 for the United Kingdom ("U.K."), $1,651,000 for the Falkland Islands and $2,557,000 for Chile. The Company will classify the unevaluated costs for the U.K., Falkland Islands and Chile as evaluated costs when future development of the licenses relating to such properties determines the viability of the underlying reserves. The Company anticipates that substantially all of the unevaluated costs related to domestic properties will be classified as evaluated costs within the next three to five years.

         Effective September 30, 1999, Evergreen acquired XYZ, whose assets consisted of coal bed methane mineral interests and certain other assets for $5 million. The purchase was accounted for using the purchase method of accounting. The purchase price consisted of $2.5 million in cash and 120,000 of Evergreen stock valued at $2.5 million. Subject to certain terms and conditions, Evergreen has provided the seller of XYZ with protection of the value of such stock, for a period of six months from the November 5, 1999 effective date of the registration statement relating to the resale of the shares. If the sales price received by the seller upon the sale of the Evergreen stock is less than the issuance price of $20.83 per share, Evergreen will be required to reimburse the seller for the price differential. The coal bed methane interests consist of a 17.5% royalty interest in more than 20,000 acres in the southern Colorado portion of the Raton Basin, on acreage Evergreen currently operates. In 1998, Evergreen acquired a 75% working interest in this same acreage. The purchase price allocation for the acquisition is preliminary and will be finalized after a review of the property components and the settlement of the potential contingencies.

         The Company is in the process of developing properties in the U.K. and is unable to prepare reserve information in this area. In 1997, under a new onshore licensing regime implemented by the U.K. Department of Trade and Industry, Evergreen converted its Original Licenses to new onshore Licenses, called Petroleum Exploration and Development Licenses (the "licenses"). In connection with such conversion, the Company relinquished rights to approximately 259,000 acres, which were not considered highly prospective for coal bed methane development. Under the licenses, the Company retained approximately 377,000 acres, which were high-graded for coal bed methane and conventional hydrocarbon potential. During 1999, the Company acquired an additional 136,000 acres. The total acreage in the U.K. is approximately 513,000 acres. The licenses provide up to a 30 year term with optional periodic relinquishment of portions of the license, subject to future development plans. There are no royalties or burdens encumbering these licenses. Work commitments for acreage retained will include the drilling of five wells in 2000. Evergreen plans to drill approximately 5 conventional coal bed methane wells starting in late April 2000 and 7 interaction and gob wells during 2000.

         In October 1998, the Falkland Islands consortium, in which Evergreen has a net 2% interest, finished drilling its second well. The two wells on Tranche A have established good source rock seal and potential reservoir rocks.

         The consortium is in the process of assigning the license interests and operatorship to AEL, in which Evergreen owns a 40% interest, and has requested a consent from appropriate government authority. Upon approval of the assignments Evergreen's ownership in the project will increase from 2% to 40%. AEL is currently evaluating data from all wells drilled to determine the future strategy for the acreage. AEL has extended the license fees through 2000 and has no further work obligations through 2001. The total estimated costs for the program over the next two years is approximately $120,000.

         During 1999, the Company completed a proprietary 2D seismic program in Chile. The data is being processed and interpreted. Upon completion, Evergreen will notify the Ministry of Mining as to its intent to proceed to the next exploration period which involves the drilling of an exploratory well on each block.

         Included in construction in progress at December 31, 1999, are costs for a new compressor station, gas gathering laterals and costs for well equipment. The Company estimates that it will spend approximately $3 million to complete these projects.

(4)      FINANCING AGREEMENT

         The Company currently has a $75 million revolving line of credit with a bank group consisting of Hibernia National Bank, as agent, Chase Bank of Texas and Paribas (the "Banks"). The line is available through June 2001. Advances pursuant to this line of credit are limited to a borrowing base, which is presently $75 million. At the Company's election, it may use either the London Interbank Offered Rate plus a margin of 1.38% to 1.75% or the prime rate plus a margin of 0% to .25%, with margins on both rates determined on the average outstanding borrowings under the credit facility. The borrowing base is redetermined semi-annually by the Banks based upon reserve evaluations of the Company's oil and gas properties. The current borrowing base is less than the total borrowing base that could have been requested under the terms of the agreement. An average annual facility fee of .375% is charged quarterly for any unused portion of the credit line. The agreement is collateralized by oil and gas properties and also contains certain net worth and ratio requirements. The average interest rate (including the facility fee charged on the unused portion of the credit line) on the revolving line-of-credit during the year ended December 31, 1999 was approximately 8.5%. At December 31, 1999 and 1998, $15,500,000 and $44,139,000 were outstanding under the line of credit. The Company was in compliance with all loan covenants at December 31, 1999.

(5)      CAPITAL LEASE OBLIGATIONS

         At December 31, 1998, the Company had a capital equipment lease with a bank with interest at 8.5%. In conjunction with the completion of a public offering of its common shares on June 22, 1999 (see Note 9), the Company paid off the capital lease obligation and purchased the equipment for a nominal amount.

         Included in the Company's property and equipment at December 31, 1998 was $6,999,500 of net fixed assets under the capital lease. The equipment leased consisted primarily of compressors for the Raton Basin gas gathering system and other related production equipment.

(6)      DESIGNATED CASH AND RELATED PRODUCTION TAXES PAYABLE

         Designated cash represents the cash withheld for payment of production taxes from the Company and third party revenue interest owners. The production taxes payable relates to ad valorem taxes collected for production through December 1999 which are not payable until fiscal 2001 or later. The related cash collected from the Company and third party revenue interest owners designated for payment of ad valorem taxes is reflected as a non-current asset.

(7)   INCOME TAXES

        The provision for income taxes consisted of the following:

                                                                       Years Ended December 31,
         DEFERRED                                                   1999          1998          1997
                                                                 ----------     --------      --------
                                                                            (IN THOUSANDS)

         Federal                                                $    2,830     $   2,839    $      --
         State                                                         438           440           --
                                                                ----------     ---------    ----------
                                                                $    3,268     $   3,279    $      --
                                                                ==========     =========    ==========
         Income tax for continuing operations                   $    2,979     $   3,062    $      --
         Income tax for discontinued operations                        289           217           --
                                                                ----------     ---------    ----------
         Total income tax expense                               $    3,268     $   3,279    $      --
                                                                ==========     =========    ==========

         A reconciliation between the income tax provision computed at the statutory rate on income before taxes and the income tax provision is as follows:


                                                                       Years Ended December 31,
                                                                    1999          1998          1997
                                                                  ----------    --------    ----------
                                                                             (IN THOUSANDS)

         Federal income tax provision at statutory rate
                                                                 $   2,854      $  2,887     $    1,858
         State income taxes                                            277           280            180
         Reduction in valuation allowance                                             --         (1,788)
         Other                                                         137           112           (250)
                                                                 ----------     ---------    ----------
         Total income tax expense                                $   3,268      $  3,279     $       --
                                                                 ==========     =========    ==========

The components of the net deferred tax assets and liabilities are shown below:


                                                                                    December 31,
                                                                                ------------------
                                                                                1999          1998
                                                                                ----          ----
                                                                                  (IN THOUSANDS)

         Net operating loss carryforwards                                      $  8,361      $ 10,392
         Percentage depletion carryforwards                                       1,303         3,454
         Other                                                                      296           252
                                                                             ----------    -----------
         Net deferred tax assets                                                  9,960        14,098

         Deferred tax liability- depreciation, depletion and amortization

                                                                                (16,523)      (17,393)
                                                                             ----------    -----------
         Net deferred tax liability                                            $ (6,563)    $  (3,295)
                                                                             ==========    ===========

         As of December 31, 1999, the Company has net operating loss carryforwards for tax purposes of approximately $22 million which expire beginning in 2004 through 2019.

(8)      REDEEMABLE PREFERRED STOCK

         Effective November 1, 1997, all of the Company's outstanding 8% Convertible Preferred Stock,was converted into 905,660 shares of common stock. During the year ended December 31,1997, the Company paid $400,000 in dividends on the preferred stock.

(9)      STOCKHOLDERS' EQUITY

EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:


(IN THOUSANDS EXCEPT PER SHARE DATA)             1999                     1998                       1997
                                          -----------------        ------------------       -------------------
                                               Weighted    Per-              Weighted    Per-              Weighted    Per-
                                       Income    Shares    Share    Income     Shares    Share    Income     Shares    Share
                                       ------  --------   ------   -------   --------   ------    ------   --------    -----
Basic income per common share
  Net income from continuing
     operations                        $4,675    12,953            $ 4,873     10,522            $5,151       9,575
     Preferred Stock Dividends             --        --                 --         --              (400)         --
                                       ------    ------   ------   -------     ------            ------       -----
  Basic income per share from
     continuing operations              4,675    12,953   $ 0.36     4,873     10,522   $ 0.47    4,751       9,575   $ 0.50
                                                 ======                        ======                         =====
  Discontinued Operations, net            452    12,953     0.03       339     10,522     0.03      313       9,575     0.03
                                       ------    ======   ------   -------     ======   ------   ------       =====   ------
                                       $5,127    12,953   $ 0.39   $ 5,212     10,522   $ 0.50   $5,064       9,575   $ 0.53
                                       ======    ======   ======   =======     ======   ======   ======       =====   ======
Diluted income per common share
  Net income from continuing
     operations                        $4,675    12,953            $ 4,873     10,522            $5,151       9,575
    Stock Options                          --       680                 --        647                --         335
    8% Convertible Preferred Stock         --        --                 --         --                --         755
                                       ------    ------   ------   -------     ------   ------   ------       -----
  Diluted income per share from
    continuing operations               4,675    13,633   $ 0.34     4,873     11,169   $ 0.44    5,151      10,665   $ 0.48
                                                 ======                        ======                        ======
  Discontinued Operations, net            452    13,633     0.03       339     11,169     0.03      313      10,665     0.03
                                       ------    ======   ------   -------     ======   ------   ------      ======   ------
                                       $5,127    13,633   $ 0.37   $ 5,212     11,169   $ 0.47   $5,464      10,655   $ 0.51
                                       ======    ======   ======   =======     ======   ======   ======      =====    ======

         For the years ended December 31, 1999, 1998 and 1997 all common stock equivalents were included in the computation of diluted earnings per share.

STOCK ISSUED FOR SERVICES

         During the years ended December 31, 1999 and 1997, the Company issued common stock valued at $801,000 and $240,000 as bonuses to certain employees. During the year ended December 31, 1998, the Company issued common stock to directors for directors fees valued at $190,000.

STOCK ISSUED FOR PROPERTY INTERESTS

         Effective December 31, 1998, the Company purchased coal bed methane gas interests from a company for $8.5 million. The purchase price consisted of 450,000 shares of Evergreen common stock valued at $16.67 per share for a total of $7.5 million and the assumption of $750,000 in debt and cash of $250,000.

         Effective September 30, 1999, Evergreen acquired XYZ for $5 million. The purchase price consisted of $2.5 million in cash and 120,000 shares of Evergreen stock valued at $2.5 million. (See Note 3)

         During the year ended December 31, 1999, miscellaneous property interests and surface rights were acquired with 55,996 shares of the Company's common stock valued at $921,000.

OTHER EQUITY TRANSACTIONS

         During the year ended December 31, 1997, pursuant to the exercise of stock purchase warrants, 30,900 shares of common stock were issued at $3.63, in exchange for 7,677 shares of common stock currently issued and outstanding at various market values. In addition, 58,466 shares of common stock were issued under terms of warrants previously granted, resulting in proceeds to the Company of $367,000.

         During the year ended December 31, 1999, the Company repurchased 100,000 shares of its common stock on the market at prices ranging from $16 to $19.19 per share for a total of $1.7 million.

SHELF REGISTRATION STATEMENT

         In May 1999, the Company filed a shelf registration statement with the Securities and Exchange Commission providing for the offering to the public from time to time of debt securities, common or preferred stock or other securities with an aggregate offering amount of up to $150 million.

         On June 22, 1999, the Company completed a public offering of its common shares, whereby it sold 3,162,500 shares at $22.00 per share. Proceeds, net of underwriters' commissions and expenses of $4.4 million, were $65.1 million, of which $58 million and $3.6 million were used to pay off the Company's line of credit and capital lease obligation. The remainder of the proceeds were used for general corporate purposes. The Company plans to use any additional proceeds from possible sales of securities for general corporate purposes, which could include debt repayment, working capital, capital expenditures or acquisitions.

SHAREHOLDERS RIGHTS PLAN

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

(10)     STOCK OPTIONS AND WARRANTS

         On May 12, 1997, the Board of Directors adopted, and the Company's shareholders subsequently approved, an Initial Stock Option Plan (the "Plan"), whereby employees may be granted incentive options to purchase up to 500,000 shares of the common stock of the Company. The exercise price of incentive options must be equal to at least the fair market value of the common stock as of the date of grant. As of February 11, 2000, the Company has granted all 500,000 options under the plan.

         Under the terms of the Company's Key Employee Equity Plan, options and/or warrants are granted to key employees at not less than the market price of the Company's common stock on the date of grant. However, during 1998, the Board of Directors and the shareholders approved the issuance of warrants for 79,990 shares of the Company's common stock to officers and directors at an exercise price of $7.00. The market price for the stock was $13.00 at the time of the grant. The value of these options was $478,764 of which $224,600 was recorded as compensation expense. The purpose of the warrants was to reward directors and key personnel for past performance and to give them an incentive to remain with the Company and to induce directors to take all or part of their non-executive directors' compensation in the form of common stock.

         During the year ended December 31, 1999, the Company granted 221,301 options to its directors and officers at an exercise price of $14.625. During the year ended December 31, 1998, the Company granted 264,990 options to its directors, officers and employees at an exercise prices ranging from $7.00 to $13.00. During the year ended December 31, 1997, the Company granted 145,000 warrants at exercise prices ranging from $8.75 to $9.88.


                                                             Years Ended December 31,
                                           1999                       1998                         1997
                                     -----------------       ------------------------      ---------------------
                                              Weighted                    Weighted                     Weighted
                                               Average                     Average                      Average
                                              Exercise                    Exercise                     Exercise
                                 Shares         Price       Shares         Price         Shares         Price
                                 --------    ----------    -----------   ----------      ---------    ----------

Outstanding,
   Beginning of period           1,083,218    $     8.17     1,094,783    $    7.41      1,182,301    $     7.21
   Granted                         221,301        14.625       264,990        11.18        145,000          8.83
   Exercised                      (188,238)         7.24      (276,555)        8.06        (97,518)         4.81
   Expired                         (10,000)        12.58            --           --       (135,000)         8.75
                                 -----------  -----------  -----------  -----------   ------------    -----------
Outstanding,
   end of period                 1,106,281    $     9.57     1,083,218    $    8.17      1,094,783    $     7.41
                                 -----------  -----------  -----------  -----------   ------------    -----------
Options and warrants
  exercisable, end of period       762,781    $     7.94       853,468    $    7.51        956,086    $     7.47
                                 -----------  -----------  -----------  -----------   ------------    -----------
Weighted average fair value
  of options and warrants
  granted during the period     $     9.48                  $     7.80                  $     4.58
                                 ===========               ===========                ============

         SFAS No. 123, "Accounting for Stock-Based Compensation," requires the Company to provide pro forma information regarding net income and net income per share as if compensation costs for the Company's stock option plans and other stock awards had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The Company estimated the fair value of each stock award at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the year ended December 31, 1997: dividend yield at 0 percent; expected volatility of approximately 45 percent; risk free interest rate of 6 percent; and expected lives of between two and five years for the warrants. Assumptions used for the year ending December 31, 1998: dividend yield at 0 percent; expected volatility of approximately 58 percent; risk free interest rate of 5.6% and expected lives of five years for the warrants and options. Assumptions used for the year ending December 31, 1999: dividend yield at 0 percent; expected volatility of approximately 43 percent; risk free interest rate of 4.5% and expected lives of five and ten years for the warrants and options.

         Under the accounting provisions for SFAS No. 123, the Company's net income and net income per share would have been adjusted to the following pro forma amounts:


                                                                    Years Ended December 31,
                                                  1999                        1998                        1997
                                            ----------------            ---------------            ----------------
                                                             (in thousands, except per share data)

                                       As reported    Pro forma    As reported     Pro forma    As reported   Pro forma
                                       -----------    ---------    -----------     ---------    -----------   ---------

Basic net income:
  Income from continuing operations    $     4,675    $   4,131   $     4,873     $   4,416    $     4,751   $    4,117
  Discontinued operations                      452          452           339           339            313          313
                                       -----------    ---------    ----------     ---------    -----------   ----------
  Net income                           $     5,127    $   4,583   $     5,212     $   4,755    $     5,064   $    4,430
                                       ===========    =========    ==========     =========    ===========   ==========
Basic income per common share:
  From continuing operations           $      0.36    $    0.32   $      0.47     $    0.42    $      0.50   $     0.43
  From discontinued operations                0.03         0.03          0.03          0.03           0.03         0.03
                                       -----------    ---------    ----------     ---------    -----------   ----------
  Basic income per common share        $      0.39    $    0.35   $      0.50     $    0.45    $      0.53   $     0.46
                                       ===========    =========    ==========     =========    ===========   ==========
Diluted net income:
  Income from continuing operations    $     4,675    $   4,131   $    4,873      $   4,416    $    5,151    $   4,517
  Discontinued operations                      452          452          339            339           313          313
                                       -----------    ---------    ----------     ---------    -----------   ----------
  Net income                           $     5,127    $   4,583   $    5,212      $   4,755    $    5,464    $   4,830
                                       ===========    =========    ==========     =========    ===========   ==========
Diluted income per common share:
  From continuing operations           $      0.34    $    0.31   $     0.44      $    0.40    $     0.48    $     0.42
  From discontinued operations                0.03         0.03         0.03           0.03          0.03          0.03
                                       -----------    ---------    ----------     ---------    -----------   ----------
  Diluted income per common share      $      0.37    $    0.34   $     0.47      $    0.43    $     0.51    $     0.45
                                       ===========    =========    ==========     =========    ===========   ==========

The following table summarizes information about stock options and warrants outstanding at December 31, 1999:


                                          Outstanding                                       Exercisable
-------------------  ------------------------------------------------------      ------------- -----------------
                          Number         Weighted Average      Weighted             Number          Weighted
  Range of Exercise    Outstanding          Remaining           Average          Exercisable         Average
     Prices            at 12/31/99       Contractual Life    Exercise Price      at 12/31/99     Exercise Price
------------------- -------------------------------------------------------      -------------------------------

$        4.25             10,000              1.00            $  4.25               10,000     $      4.25
         6.90             32,654              1.83               6.90               32,654            6.90
         7.00            544,240              2.69               7.00              498,740            7.00
  7.80 - 9.50            122,086              1.91               8.06              122,086            8.06
        13.00            176,000              8.00              13.00               88,000           13.00
        14.63            221,301              9.00              14.63               11,301           14.63
------------------- -------------------------------------------------------      -------------------------------
$4.25 - 14.63          1,106,281              4.62            $  9.57              762,781     $      7.94
------------------- -------------------------------------------------------      -------------------------------

(11)  MAJOR CUSTOMERS

         During the years ended December 31, 1999, 1998 and 1997, the Company made sales to certain unrelated entities which individually comprised greater than 10% of total oil and gas sales. The following is a table summarizing the percentage provided by each customer:


  Customer                                               A       B      C       D
  --------------------------------------------------- ------- ------ ------- ------
  Year ended December 31, 1999                          49%     18%    24%      --%
  Year ended December 31, 1998                          44%     --%    45%      --%
  Year ended December 31, 1997                          48%     --%    17%      17%

(12)     SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

         Cash paid during the years ended December 31, 1999, 1998 and 1997, for interest was approximately $2,194,000, $2,317,000, and $817,000. During the years ended December 31, 1999 and 1998, approximately $351,000 and $448,000 of interest paid was capitalized.

         See Notes 3, 8, 9 and 10 for additional non-cash transactions during the years ended December 31, 1999, 1998 and 1997.

(13)     COMMITMENTS AND CONTINGENCIES

         In August 1997, the Company entered into an agreement with Colorado Interstate Gas Co. ("CIG") pursuant to which CIG built a new, 115-mile, 16-inch pipeline, the Campo Lateral. This agreement has a term of 15 years and entitles the Company to firm transportation of its Raton Basin gas from the field to the CIG interconnection with other interstate pipelines in Texas. At that time the Company committed to transport 41 MMcf per day through CIG's pipelines. The Company expects to meet its volume obligations with respect to the Raton Basin transportation agreement. If the Company is unable to meet its firm transportation commitments, the commitment must be paid for but can be deferred and utilized at a later date.

         During 1998, the Company acquired certain properties in the Raton Basin. In addition to the properties, the Company assumed additional firm transportation commitments with CIG. The total transportation commitments are 12 MMcf per day, with 6 MMcf per day expiring in 2004 and 6 MMcf per day expiring 2012.

Under terms of the transportation agreements, the Company has committed to pay the following transportation reservation charges with CIG to provide firm transportation capacity rights:


                                                             Reservation
                     Year ending December 31,                 Charges
              --------------------------------------       --------------
                                                           (IN THOUSANDS)
                              2000                          $   5,539
                              2001                              5,644
                              2002                              5,644
                              2003                              5,644
                              2004                              5,592
                           Thereafter                          42,984
                                                           --------------
                                                            $  71,047
                                                           ==============

         In May 1998, the Company entered into a new ten-year office lease for approximately $267,500 per year. Rental expense, net of sublease income, was approximately $268,000, $234,000, and $138,000, for the years ended December 31, 1999, 1998 and 1997.

         The Company also leases equipment under noncancelable operating leases with maturity dates through the year ending December 31, 2002. The following table summarizes the future minimum lease payments under all noncancelable operating lease obligations.


                                                          Future Minimum
            Year ending December 31,                      Lease Payments
        ------------------------------                  ------------------
                                                          (IN THOUSANDS)
                 2000                                       $    413
                 2001                                            372
                 2002                                            303
                 2003                                            268
                 2004                                            268
                 2005 and Thereafter                             892
                                                          ----------
                                                            $  2,516
                                                          ==========

         Effective January 1, 1997, the Company implemented a 401(k) plan (the "Plan") for all eligible employees. The Company provides a matching contribution up to a certain percentage of the employees' contributions. The Plan also provides for a profit sharing contribution determined at the discretion of the Company. The total matching contributions and profit sharing contribution for the years ended December 31, 1999, 1998 and 1997 were approximately $46,000, $34,000 and $134,000.

         In connection with the Chilean oil and gas exploration contract, the Company has substantially completed its obligation for the seismic program in 1999. In connection with the seismic obligation, the Company has issued letters of credit totaling $1.5 million which expire in June 2000. See Note 3 for work commitments in the UK and Falkland Islands.

         On July 13, 1998, a localized group of citizens, Southern Colorado C.U.R.E., filed a lawsuit under the citizen suit provision of the Clean Water Act in the U.S. District Court for the District of Colorado against EOC, related to its coal bed methane drilling operations in the Raton Basin near Trinidad, Colorado. The Company's gas production produces naturally occurring groundwater as a by-product of its coal bed methane gas production operations. The storage, use, and disposal of the produced groundwater in evaporative ponds and natural collection features located on the surface at or near the wellsite, and the legal and regulatory treatment of this practice, underlie the lawsuit. The Company believes the lawsuit to be without merit and responded by filing a Motion to Dismiss all Southern Colorado C.U.R.E.'s alleged claims on substantive grounds. A renewed Motion to Dismiss is currently pending before the court, although a magistrate to whom the judge presiding over the matter referred the original Motion to Dismiss has indicated that she would recommend to the judge that the motion be denied with respect to certain of the allegations. The resolution of these issues with the CDPHE, however, should moot any of the claims that remain if the substantive Motion to Dismiss is denied. The Company does not expect that the lawsuit or the investigation, or the environmental costs, or contingent liabilities of either, if any, will have a material adverse effect on its consolidated financial position or its results of operations.

         EOC is also subject to federal, state and local environmental laws and regulations, and participated with the EPA and the State of Colorado in the investigation of certain practices in connection with these operations. On January 7, 2000 EOC entered into a Consent Order with the CDPHE, that resolved the water discharge issues between the CDPHE and EOC. Under the Consent Order, EOC will install a water supply system as a Supplemental Environmental Project, in lieu of civil penalties, that will benefit rural landowners in the areas in which the Company operates. Evergreen may process a portion of its produced water to meet potability standards. The estimated cost of the water supply system is $360,000. The Consent Order resolves all outstanding issues between EOC and Colorado state regulatory agencies governing the discharge of produced water from Evergreen's coal bed methane operations in the Raton Basin.

         As of December 31, 1999, the Company had entered into contracts to sell approximately 40,000 MMBtu per day from January 1, 2000 through March 31, 2000, 45,000 MMBtu per day from April 1, 2000 through October 31, 2000 and 20,000 MMBtu per day at NYMEX less $0.20 for the period November 1, 2000 through October 31, 2001. The Company has also extended a contract to sell 10,000 MMBtu per day from November 1, 2000 through March 31, 2003 for the lessor of $2.45 per Mcf or the current market price. In consideration for this contract, the Company will receive $1,762,000, which will be amortized as revenue pro-rata over the extended contract term.

(14)     SUBSEQUENT EVENTS

         On January 20, 2000, Evergreen acquired additional net mineral interests in the Raton Basin from a company for 300,955 shares of its common stock valued at $18.02 per share, or approximately $5.6 million.

(15)     DISCONTINUED OPERATIONS

         Effective February 18, 1999, Evergreen sold its 49% interest in Maverick to the managing members of Maverick for $2,260,000. The sale resulted in a gain, net of tax, of approximately $452,000 or $0.03 per diluted share. The Company was also released from its guarantee of certain debt obligations of Maverick. This transaction has been accounted for as a discontinued operation and the results of operations have been excluded from continuing operations in the consolidated statements of income for all periods presented.

         Maverick provided pressure pumping and other oilfield services to the petroleum industry in the Rocky Mountain region. Maverick provided certain well stimulation services to the Company and during 1998 and 1997 such services amounted to $2,381,000 and $2,636,000. The investment in Maverick, including equity in earnings, was $1,458,500 at December 31, 1998, and is included in other assets in the accompanying consolidated financial statements as of December 31, 1998.

(16)     SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED)

         COSTS INCURRED IN OIL AND GAS EXPLORATION AND DEVELOPMENT ACTIVITIES

         The Company's oil and gas activities are conducted in the United States, United Kingdom, the Falkland Islands and Chile. See Note 3 for additional information regarding the Company's oil and gas properties. The following costs were incurred in oil and gas acquisition, exploration, development, gas gathering and producing activities during the following periods:


                                  United           United          Falkland
                                  States           Kingdom         Islands            Chile             Total
                                ----------      -------------    ------------       ---------          -------
                                                                (IN THOUSANDS)
Year ended
December 31, 1999
Acquisition costs:
  Proved                    $         2,020     $         --      $         --    $          --    $         2,020
  Unproved                            3,057               --                --               --              3,057
Development                          21,597               --                --               --             21,597
Gas collection                       14,835               --                --               --             14,835
Exploration                             792            1,032                78            1,962              3,864
                             --------------     ------------      ------------    -------------    ---------------
                             $       42,301     $      1,032      $         78    $       1,962    $        45,373
                             --------------     ------------      ------------    -------------    ---------------
Year ended
December 31, 1998
Acquisition costs:
  Proved                    $         9,000     $         --      $         --    $          --    $         9,000
  Unproved                           11,600               --                --               --             11,600
  Gas collection                      1,000               --                --               --              1,000
Development                          11,366               --                --               --             11,366
Gas collection                        8,729               --                --               --              8,729
Exploration                           1,762              724               972              432              3,890
                             --------------     ------------      ------------    -------------    ---------------
                             $       43,457     $        724      $        972    $         432    $        45,585
                             --------------     ------------      ------------    -------------    ---------------
Year ended
December 31, 1997
Development                 $        10,194     $         --      $         --    $          --    $        10,194
Gas collection                        9,915               --                --               --              9,915
Exploration                             603              385               141              133              1,262
                             --------------     ------------      ------------    -------------    ---------------
                             $       20,712     $        385      $        141    $         133    $        21,371
                             --------------     ------------      ------------    -------------    ---------------

OIL AND GAS RESERVES (UNAUDITED)

         The estimates of the Company's proved natural gas reserves and related future net cash flows that are presented in the following tables are based upon estimates made by independent petroleum engineering consultants for the United States only.

         The Company's reserve information was prepared as of December 31, 1999, 1998 and 1997. The Company cautions that there are many inherent uncertainties in estimating proved reserve quantities, projecting future production rates, and timing of development expenditures. Accordingly, these estimates are likely to change as future information becomes available. Proved oil and gas reserves are the estimated quantities of crude oil, condensate, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are those reserves expected to be recovered through existing wells, with existing equipment and operating methods.

         Estimated quantities of proved reserves and proved developed reserves of natural gas (all of which are located within the United States), as well as the changes in proved reserves, are as follows:


                                                        1999                1998                 1997
  Proved Reserves:                                   Gas (Mmcf)          Gas (Mmcf)           Gas (Mmcf)
 -----------------------------------               --------------      --------------       -------------
   Beginning of year                                     404,936              224,414             150,720
   Revisions of previous estimates                         3,724              (25,046)             (3,988)
   Extensions and discoveries                            148,570              155,205              89,721
   Production                                            (13,656)             (10,021)             (6,402)
   Purchase of reserves                                   15,845               60,384                  --
   Sale of minerals in place                                  --                   --              (5,637)
                                                   --------------      --------------       -------------
   End of year                                           559,419              404,936             224,414
                                                   ==============      ==============       =============
   Proved developed reserves                             334,804              242,987             143,554
                                                   ==============      ==============       =============

         The following table sets forth a standardized measure of the estimated discounted future net cash flows attributable to the Company's proved gas reserves. Gas prices have fluctuated widely in recent years. The calculated weighted average sales prices utilized for the purposes of estimating the Company's proved reserves and future net revenues were $2.01, $1.60 and $1.87 per Mcf of gas at December 31, 1999, 1998 and 1997. The future production and development costs represent the estimated future expenditures to be incurred in developing and producing the proved reserves, assuming continuation of existing economic conditions. Future income tax expense was computed by applying statutory income tax rates to the difference between pretax net cash flows relating to the Company's proved reserves and the tax basis of proved properties and available operating loss carryovers.


                                                                                   December 31,
                                                          -------------------------------------------------------------
                                                                 1999                  1998                   1997
                                                          ------------------     -----------------     ----------------
                                                                                 (IN THOUSANDS)
  Future cash inflows                                       $     1,126,668     $       647,898     $        418,532
  Future production costs                                          (247,908)           (109,217)             (55,332)
  Future development costs                                          (57,777)            (45,535)             (17,790)
  Future income taxes                                              (298,798)           (163,665)             (90,128)
                                                          ------------------     -----------------     ----------------

  Future net cash flows                                             522,185             329,481              255,282
  10% discount to reflect timing of cash flows                     (311,409)           (186,052)            (137,529)
                                                          ------------------     -----------------     ----------------
  Standardized measure of discounted future net cash
     flows                                                  $       210,776     $       143,429     $        117,753
                                                          ==================     =================     ================

         The following summarizes the principal factors comprising the changes in the standardized measure of discounted future net cash flows for the years ended December 31, 1999, 1998 and 1997.


                                                                               December 31,
                                                                 1999                  1998                  1997
                                                          ------------------     -----------------     ----------------
                                                                             (IN THOUSANDS)
   Standardized measure, beginning of period            $        143,429     $      117,753      $       56,244

   Sales of natural gas, net of production costs                 (17,330)           (15,706)            (10,131)
   Extensions and discoveries                                     66,120             60,403              52,587
   Net change in sales prices, net of production costs            54,802            (38,366)             30,171
   Purchase of reserves                                            8,740             31,165                  --
   Sale of reserves                                                   --                 --              (2,150)
   Revisions of quantity estimates                                 3,000            (15,837)             (3,131)
   Accretion of discount                                          21,468             15,933               7,050
   Net change in income taxes                                    (49,361)           (29,673)            (27,318)
   Changes in future development costs                            (2,620)            10,199               8,596
   Changes in rates of production and other                      (17,472)             7,558               5,835
                                                        ----------------     --------------      --------------
   Standardized measure, end of period                  $        210,776     $      143,429      $      117,753
                                                        ================     ==============      ==============

(17)     SUMMARIZED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)


                                           Revenues from
                         Revenues from      Discontinued                                           Basic          Diluted
                           Continuing       Operations, net                                       Earnings        Earnings
                           Operations        (Note 15)         Expenses         Net Income       Per Share       Per Share
                         -------------     -------------    --------------   --------------    ------------    -----------
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
        1999
First quarter             $   4,623        $       452      $     4,088        $       987       $      0.09    $    0.08
Second quarter                5,203                 --            4,335                868              0.08         0.07
Third quarter                 5,856                 --            4,418              1,438              0.10         0.10
Fourth quarter                7,246                 --            5,412              1,834              0.12         0.12
                          ---------        -----------      -----------        -----------       -----------    ---------
                          $  22,928        $       452      $    18,253        $     5,127       $      0.39    $    0.37
                          =========        ===========      ===========        ===========       ===========    =========
        1998
First quarter             $   4,357        $        62      $     3,019        $     1,400       $      0.13    $    0.13
Second quarter                4,504                 73            3,245              1,332              0.13         0.12
Third quarter                 5,460                127            4,138              1,449              0.14         0.13
Fourth quarter                4,920                 77            3,966              1,031              0.10         0.09
                          ---------        -----------      -----------        -----------       -----------    ---------
                          $  19,241        $       339      $    14,368        $     5,212       $      0.50    $    0.47
                          =========        ===========      ===========        ===========       ===========    =========


(18)     SUBSIDIARY GUARANTORS

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

EVERGREEN RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997



Consolidating Balance Sheets
December 31, 1999


                                                                      Combined         Combined
ASSETS                                                    Parent      Guarantor      Non-Guarantor
                                                         Company     Subsidiaries    Subsidiaries    Eliminations  Consolidated
                                                         -------     ------------    ------------    ------------  ------------
                                                                                    (IN THOUSANDS)

Current:
     Cash and cash equivalents                          $    760     $    (133)     $      24       $      --      $    651
     Accounts receivable                                     374         4,269            378              --         5,021
     Other current assets                                    424           315             10              --           749
                                                         -------      --------       --------        --------       --------
        TOTAL CURRENT ASSETS                               1,558         4,451            412              --         6,421
                                                         -------      --------       --------        --------       --------
 Property and equipment                                  126,618        61,227         11,334              --       199,179
     Less accumulated depreciation, depletion and         19,881         4,934             30              --        24,845
        amortization                                     -------      --------       --------        --------       -------
        NET PROPERTY AND EQUIPMENT                       106,737        56,293         11,304              --       174,334
                                                         -------      --------       --------        --------       -------
Designated cash                                               --         2,313             --              --         2,313
Investment in subsidiaries                                11,680         5,094             --         (16,774)           --
Other assets                                               1,237            10             54              --         1,301
Intercompany                                              56,152       (44,942)       (11,210)             --            --
                                                         -------      --------       --------        --------       -------
                                                       $ 177,364     $  23,219      $     560       $ (16,774)    $ 184,369
                                                         =======      ========       ========        ========       =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

     Accounts payable                                  $   1,925     $   1,486      $     248       $      --     $   3,659
     Amounts payable to oil and gas property owners           --         1,424             --              --         1,424
     Accrued expenses and other                              819           581             --              --         1,400
     Current portion - capital leases                         --            --             --              --            --
                                                         -------      --------       --------        --------       --------
        TOTAL CURRENT LIABILITIES                          2,744         3,491            248              --         6,483
Production taxes payable                                      --         2,313             --              --         2,313
Notes payable                                             15,500            --             --              --        15,500
Obligations under capital leases                              --            --             --              --            --
Other                                                         --            --             --              --            --
Deferred income tax liability                              5,443           798            322              --         6,563
                                                         -------      --------       --------        --------       --------
        TOTAL LIABILITIES                                 23,687         6,602            570              --        30,859
                                                         -------      --------       --------        --------       --------

Stockholders' equity:
     Common stock                                            146           100             --            (100)           146
     Partnership capital                                      --        10,190             --         (10,190)            --
     Additional paid-in capital                          147,326            --             --              --        147,326
     Retained earnings                                     6,205         6,327            157          (6,484)         6,205
     Accumulated other comprehensive loss                     --            --           (167)             --           (167)
                                                         -------      --------       --------        --------       --------
        TOTAL STOCKHOLDERS' EQUITY(DEFICIT)              153,677        16,617            (10)        (16,774)       153,510
                                                         -------      --------       --------        --------       --------
                                                       $ 177,364     $  23,219      $     560       $ (16,774)     $ 184,369
                                                         =======      ========       ========        ========       ========

Consolidating Balance Sheets
December 31, 1998



                                                                         Combined      Combined
ASSETS                                                      Parent       Guarantor  Non-Guarantor
                                                           Company     Subsidiaries   Subsidiaries   Eliminations  Consolidated
                                                           -------     ------------   ------------   ------------  ------------
                                                                                         (IN THOUSANDS)

Current:
     Cash and cash equivalents                          $   1,200     $     124      $      10      $      --      $   1,334
     Accounts receivable                                      392         4,287             49             --          4,728
     Other current assets                                     290             3              2             --            295
                                                        ---------     ---------      ---------      ---------      ---------
        TOTAL CURRENT ASSETS                                1,882         4,414             61             --          6,357
                                                        ---------     ---------      ---------      ---------      ---------
 Property and equipment                                    96,239        41,033          9,904             --        147,176

     Less accumulated depreciation, depletion and          16,724         2,676             --             --         19,400
        amortization
                                                        ---------     ---------      ---------      ---------      ---------
        NET PROPERTY AND EQUIPMENT                         79,515        38,357          9,904             --        127,776
                                                        ---------     ---------      ---------      ---------      ---------
Designated cash                                                --         2,782             --             --          2,782
Investment in subsidiaries                                 10,285         5,094             --        (15,379)            --
Other assets                                                2,437           274             --             --          2,711
Intercompany                                               32,122       (21,968)       (10,154)            --             --
                                                        ---------     ---------      ---------      ---------      ---------
                                                        $ 126,241     $  28,953      $    (189)     $ (15,379)     $ 139,626
                                                        =========     =========      =========      =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                   $     190     $   1,028      $      22      $      --      $   1,240
     Amounts payable to oil and gas property owners            --         2,947             --             --          2,947
     Accrued expenses and other                             1,364           151             --             --          1,515
     Current portion - capital leases                          --         1,123             --             --          1,123
                                                        ---------     ---------      ---------      ---------      ---------
        Total current liabilities                           1,554         5,249             22             --          6,825
Production taxes payable                                       --         2,782             --             --          2,782
Notes payable                                              42,400         1,739             --             --         44,139
Obligations under capital leases                               --         2,906             --             --          2,906
Deferred income tax liability                               2,718           577             --             --          3,295
                                                        ---------     ---------      ---------      ---------      ---------
        TOTAL LIABILITIES                                  46,672        13,253             22             --         59,947
                                                        ---------     ---------      ---------      ---------      ---------

Stockholders' equity:

     Common stock                                             111           100             --           (100)           111
     Partnership capital                                       --        10,190             --        (10,190)            --
     Additional paid-in capital                            78,380            --             --             --         78,380
     Retained earnings                                      1,078         5,410           (321)        (5,089)         1,078
     Accumulated other comprehensive income                    --            --            110             --            110
                                                        ---------     ---------      ---------      ---------      ---------
        TOTAL STOCKHOLDERS' EQUITY (DEFICIT)               79,569        15,700           (211)       (15,379)        79,679
                                                        ---------     ---------      ---------      ---------      ---------
                                                        $ 126,241     $  28,953      $    (189)     $ (15,379)     $ 139,626
                                                        =========     =========      =========      =========      =========

Consolidating Statements of Income
Year Ended December 31, 1999


                                                                                  Combined
                                                                     Combined       Non-
                                                         Parent     Guarantor     Guarantor
                                                         Company   Subsidiaries  Subsidiaries  Eliminations  Consolidated
                                                         -------   ------------  ------------  ------------  ------------
                                                                                    (IN THOUSANDS)
Revenues:
     Natural gas revenues                                  $17,722     $ 4,921     $    78     $    --      $22,721
     Oil and gas services                                       --       4,965         143      (5,108)          --
     Interest and other                                        591         100       1,000      (1,484)         207
                                                          --------    --------    --------    --------     --------

Total revenues                                              18,313       9,986       1,221      (6,592)      22,928
                                                          --------    --------    --------    --------     --------
Expenses:
     Lease operating expenses                                3,448       1,339           4         (94)       4,697
     Production taxes                                          694          --          --          --          694
     Cost of oil and gas services                            1,191       1,231         171      (2,593)          --
     Depreciation, depletion and amortization                3,158       1,950          30        (381)       4,757
     General and administrative expenses                     2,366       2,147         216      (1,705)       3,024
     Interest expense and other                                828       1,604          --        (329)       2,103
                                                          --------    --------    --------    --------     --------
Total expenses                                              11,685       8,271         421      (5,102)      15,275
                                                          --------    --------    --------    --------     --------
Income from continuing operations
    before income taxes                                      6,628       1,715         800      (1,490)       7,654

Income tax provision - deferred                              1,859         798         322          --        2,979
                                                          --------    --------    --------    --------     --------
Income from continuing operations                            4,769         917         478      (1,490)       4,675

Discontinued operations
      Gain from disposal of discontinued operations,           452          --          --          --          452
      net

Equity in undistributed income of subsidiaries               1,395          --          --      (1,395)          --
                                                          --------    --------    --------    --------     --------
Net income                                                 $ 6,616     $   917     $   478     $(2,885)     $ 5,127
                                                          ========    ========    ========    ========     ========


Consolidating Statements of Income
Year Ended December 31, 1998


                                                                                  Combined
                                                                      Combined      Non-
                                                           Parent     Guarantor   Guarantor
                                                           Company  Subsidiaries Subsidiaries  Eliminations  Consolidated
                                                           -------  ------------ ------------  ------------  ------------
                                                                                    (IN THOUSANDS)
Revenues:
     Natural gas revenues                                  $15,471     $ 3,592     $    --      $    --      $19,063
     Oil and gas services                                       --       1,738          --       (1,738)          --
     Interest and other                                         62         114          --            2          178
                                                           -------     -------     -------      -------      -------
Total revenues                                              15,533       5,444          --       (1,736)      19,241
                                                           -------     -------     -------      -------      -------
Expenses:
     Lease operating expenses                                1,776         705          --           --        2,481
     Production taxes                                          876          --          --           --          876
     Cost of oil and gas services                              718         358          --       (1,076)          --
     Depreciation, depletion and amortization                2,818       1,042          --           --        3,860
     General and administrative expenses                     1,976         580          30         (653)       1,933
     Interest expense                                          911       1,245          --           --        2,156
                                                           -------     -------     -------      -------      -------
Total expenses                                               9,075       3,930          30       (1,729)      11,306
                                                           -------     -------     -------      -------      -------
Income from continuing operations
    before income taxes                                      6,458       1,514         (30)          (7)       7,935

Income tax provision - deferred                              2,485         577          --           --        3,062
                                                           -------     -------     -------      -------      -------
Income from continuing operations                            3,973         937         (30)          (7)       4,873

Discontinued operations
      Equity in earnings of discontinued operations,           339          --          --           --          339
      net

Equity in undistributed income of subsidiaries                 907          --          --         (907)          --
                                                           -------     -------     -------      -------      -------
Net income                                                 $ 5,219     $   937     $   (30)     $  (914)     $ 5,212
                                                           =======     =======     =======      =======      =======


Consolidating Statements of Income
Year Ended December 31, 1997


                                                                                    Combined
                                                                      Combined         Non-
                                                          Parent     Guarantor      Guarantor
                                                          Company   Subsidiaries   Subsidiaries   Eliminations  Consolidated
                                                          -------   ------------   ------------   ------------  ------------
                                                                                  (IN THOUSANDS)
Revenues:
     Natural gas revenues                                  $  8,969      $  3,169     $     --      $     --      $ 12,138
     Oil and gas services                                        --         1,129           --        (1,129)           --
     Interest and other                                         667           125           --          (656)          136
                                                           --------      --------     --------      --------      --------
Total revenues                                                9,636         4,423           --        (1,785)       12,274
                                                           --------      --------     --------      --------      --------
Expenses:
     Lease operating expenses                                 1,311           471           --          (349)        1,433
     Production taxes                                           574            --           --            --           574
     Cost of oil and gas services                                --           842           --          (842)           --
     Depreciation, depletion and amortization                 1,952           842           --            --         2,794
     General and administrative expenses                      1,792            82            6          (594)        1,286
     Interest and other expense                                 314           722           --            --         1,036
                                                           --------      --------     --------      --------      --------
Total expenses                                                5,943         2,959            6        (1,785)        7,123
                                                           --------      --------     --------      --------      --------
Income from continuing operations
     before income taxes                                      3,693         1,464           (6)           --         5,151

Income tax provision - deferred                                  --            --           --            --            --
                                                           --------      --------     --------      --------      --------
Income from continuing operations                             3,693         1,464           (6)           --         5,151

Discontinued operations
      Equity in earnings of discontinued operations,            313            --           --            --           313
      net

Preferred Stock Dividend                                       (400)           --           --            --          (400)

Equity in undistributed income of subsidiaries                1,458            --           --        (1,458)           --
                                                           --------      --------     --------      --------      --------
Net income                                                 $  5,064      $  1,464     $     (6)     $ (1,458)     $  5,064
                                                           ========      ========     ========      ========      ========


Consolidating Statements of Cash Flows
Year Ended December 31, 1999


                                                                                   Combined
                                                                     Combined        Non-
                                                          Parent     Guarantor    Guarantor
                                                         Company   Subsidiaries  Subsidiaries   Eliminations   Consolidated
                                                       ----------  ------------  ------------   ------------   ------------
                                                                                       (IN THOUSANDS)
Cash flows from operating activities:
Net income                                             $  5,127      $    917      $    478      $ (1,395)     $  5,127
Adjustments to reconcile net income to cash
    provided by operating activities:
Equity in undistributed income of subsidiaries           (1,395)           --            --         1,395            --
Depreciation, depletion and amortization                  3,096         1,631            30            --         4,757
Deferred income taxes                                     1,859           798           322            --         2,979
Gain on disposal of discontinued operations, net           (452)           --            --            --          (452)
Non-cash compensation                                       545            --            --            --           545
Other                                                       170            --            --            --           170
Changes in operating assets and liabilities:
     Accounts receivable                                     20            18          (331)           --          (293)
     Other current assets                                  (208)         (311)           (8)           --          (527)
     Accounts payable                                       134          (548)          227            --          (187)
     Accrued expenses                                       182           430            --            --           612
                                                       --------      --------       -------       -------      --------

NET CASH PROVIDED BY OPERATING ACTIVITIES                 9,078         2,935           718            --        12,731
                                                       --------      --------       -------       -------      --------
Cash flows from investing activities:
Intercompany (advances) proceeds                        (23,284)       22,385           899            --            --
Investment in property and equipment                    (23,275)      (18,440)       (1,528)           --       (43,243)
Purchase of subsidiary                                   (2,500)           --            --            --        (2,500)
Proceeds from the sale of investment                      2,258            --            --            --         2,258
Designated cash                                              --           468            --            --           468
Change in production taxes payable                           --          (468)           --            --          (468)
Decrease (Increase) in other assets                        (481)          156           (54)           --          (379)
                                                       --------      --------       -------       -------      --------

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES        (47,282)        4,101          (683)           --       (43,864)
                                                       --------      --------       -------       -------      --------
Cash flows from financing activities:
Payments on notes payable                               (26,900)       (1,739)           --            --       (28,639)
 Proceeds from sale of common stock, net                 66,448            --            --            --        66,448
 Common stock buyback                                    (1,709)           --            --            --        (1,709)
 Principal payments on capital lease obligations             --        (4,029)           --            --        (4,029)
 Debt issue costs                                           (75)           (2)           --            --           (77)
 Cash held from operating oil and gas properties             --        (1,523)           --            --        (1,523)
                                                       --------      --------       -------       -------      --------

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES         37,764        (7,293)           --            --        30,471
                                                       --------      --------       -------       -------      --------
Effect of exchange rate changes on cash                      --            --           (21)           --           (21)
                                                       --------      --------       -------       -------      --------
Increase in cash and cash equivalents                      (440)         (257)           14            --          (683)

Cash and cash equivalents, beginning of the period        1,200           124            10            --         1,334
                                                       --------      --------       -------       -------      --------
Cash and cash equivalents, end of the period           $    760      $   (133)     $     24      $     --      $    651
                                                       ========      ========       =======       =======      ========


Consolidating Statements of Cash Flows
Year Ended December 31, 1998


                                                                                    Combined
                                                                       Combined       Non-
                                                        Parent        Guarantor     Guarantor
                                                       Company      Subsidiaries   Subsidiaries  Eliminations Consolidated
                                                       -------      ------------   ------------  ------------ ------------
                                                                                       (IN THOUSANDS)
Cash flows from operating activities:
Net income                                             $  5,212      $    937      $    (30)     $   (907)     $  5,212
Adjustments to reconcile net income to cash
    provided by operating activities:

Equity in undistributed income of subsidiaries             (907)           --            --           907            --
Depreciation, depletion and amortization                  2,818         1,042            --            --         3,860
Deferred income taxes                                     2,485           577            --            --         3,062
Equity in earnings of discontinued operations, net         (339)           --            --            --          (339)
Non-cash compensation                                       225            --            --            --           225
Other                                                       502            --            --            --           502
Changes in operating assets and liabilities:

     Accounts receivable                                  1,440        (2,514)          (44)           --        (1,118)
     Other current assets                                    77            25             3            --           105
     Accounts payable                                       116           577            (2)           --           691
     Accrued expenses                                       (43)          (10)           --            --           (53)
                                                       --------       -------       -------       -------        -------

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES         11,586           634           (73)           --        12,147
                                                       --------       -------       -------       -------        -------
Cash flows from investing activities:

Intercompany (advances) proceeds                        (17,983)       16,279         1,704            --            --
Investment in property and equipment                    (26,235)      (19,074)       (1,650)           --       (46,959)
Designated cash                                              --          (639)           --            --          (639)
Change in production taxes payable                           --           639            --            --           639
Increase in other assets                                   (198)          (45)           --            --          (243)
                                                       --------       -------       -------       -------        -------

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES        (44,416)       (2,840)           54            --       (47,202)
                                                       --------       -------       -------       -------        -------
Cash flows from financing activities:

Net proceeds from notes payable                          31,588         1,739            --            --        33,327
 Proceeds from sale of common stock, net                  2,158            --            --            --         2,158
 Principal payments on capital lease obligations             --        (1,061)           --            --        (1,061)
 Debt issue costs                                          (135)           (8)           --            --          (143)
 Cash held from operating oil and gas properties             --           (21)           --            --           (21)
                                                       --------       -------       -------       -------        -------
NET CASH PROVIDED BY FINANCING ACTIVITIES                33,611           649            --            --        34,260
                                                       --------       -------       -------       -------        -------
Effect of exchange rate changes on cash                      --            --            26            --            26
                                                       --------       -------       -------       -------        -------
Increase in cash and cash equivalents                       781        (1,557)            7            --          (769)

Cash and cash equivalents, beginning of the period          419         1,681             3            --         2,103
                                                       --------       -------       -------       -------        -------
Cash and cash equivalents, end of the period           $  1,200      $    124      $     10      $     --      $  1,334
                                                       ========       =======       =======       =======        =======

Consolidating Statements of Cash Flows
Year Ended December 31, 1997


                                                                                   Combined
                                                                    Combined         Non-
                                                        Parent      Guarantor     Guarantor
                                                       Company     Subsidiaries  Subsidiaries   Eliminations  Consolidated
                                                       --------    -----------   ------------   ------------  ------------
                                                                                       (IN THOUSANDS)
Cash flows from operating activities:
Net income                                             $  5,464      $  1,464      $     (6)     $ (1,458)     $  5,464
Adjustments to reconcile net income to cash
    provided by operating activities:

Equity in undistributed income of subsidiaries           (1,458)           --            --         1,458            --
Depreciation, depletion and amortization                  1,952           842            --            --         2,794
Deferred income taxes                                        --            --            --            --            --
Equity in earnings of discontinued operations, net         (313)           --            --            --          (313)
Non-cash compensation                                       159            --            --            --           159
Other                                                        --            25            --            --            25
Changes in operating assets and liabilities:

     Accounts receivable                                   (717)         (403)           (1)           --        (1,121)
     Other current assets                                  (775)          570            (3)           --          (208)
     Accounts payable                                        23          (460)           15            --          (422)
     Accrued expenses                                       128           (49)           --            --            79
                                                       --------      --------      --------       -------      ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                 4,463         1,989             5            --         6,457
                                                       --------      --------      --------       -------      ---------
Cash flows from investing activities:

Intercompany (advances) proceeds                         (6,071)        5,685           386            --            --
Investment in property and equipment                     (9,721)       (8,615)         (267)           --       (18,603)
Designated cash                                              --          (650)           --            --          (650)
Change in production taxes payable                           --           650            --            --           650
Increase in other assets                                   (511)           (4)         (141)           --          (656)
                                                       --------      --------      --------       -------      ---------
NET CASH USED BY INVESTING ACTIVITIES                   (16,303)       (2,934)          (22)           --       (19,259)
                                                       --------      --------      --------       -------      ---------
Cash flows from financing activities:

Net proceeds from notes payable                          11,189            --            --            --        11,189
 Proceeds from sale of common stock, net                    349            --            --            --           349
 Payment on preferred stock dividends                      (400)           --            --            --          (400)
 Principal payments on capital lease obligations             --          (637)           --            --          (637)
 Debt issue costs                                          (141)           (7)           --            --          (148)
 Cash held from operating oil and gas properties             --         1,900            --            --         1,900
                                                       --------      --------      --------       -------      ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                10,997         1,256            --            --        12,253
                                                       --------      --------      --------       -------      ---------
Effect of exchange rate changes on cash                      --            --            12            --            12
                                                       --------      --------      --------       -------      ---------
Increase in cash and cash equivalents                      (843)          311            (5)           --          (537)

Cash and cash equivalents, beginning of the period        1,262         1,370             8            --         2,640
                                                       --------      --------      --------       -------      ---------
Cash and cash equivalents, end of the period           $    419      $  1,681      $      3      $     --      $  2,103
                                                       ========      ========      ========       =======      =========