Form 10-Q
period 2000-03-31
EVERGREEN RESOURCES INC
filed 2000-05-15
CIK 353943

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended: March 31, 2000.



/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______________ to _______________


Commission file number:  001-13171


                            EVERGREEN RESOURCES, INC.
             (Exact name of registrant as specified in its charter)


           COLORADO                                        84-0834147
---------------------------------               -------------------------------
  (State or Other Jurisdiction                  (I.R.S. Employer Identification
of Incorporation or Organization)                          Number)


   1401 17TH STREET SUITE 1200
        DENVER, COLORADO                                     80202
---------------------------------               -------------------------------
 (Address of Principal Executive                           (Zip Code)
            Offices)



Registrant's Telephone Number, Including Area Code: (303) 298-8100


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


As of May 8, 2000, 14,943,106 shares of the Registrant's Common Stock, no par value, were outstanding.

                            EVERGREEN RESOURCES, INC.
                                      INDEX

                                                                                     Page
                                                                                    Number
                                                                                    ------
PART I.   FINANCIAL INFORMATION

      Consolidated Balance Sheets as of March 31, 2000
         and December 31, 1999..................................................       3

      Consolidated Statements of Income for the Three
         Months Ended March 31, 2000 and 1999...................................       4

      Consolidated Statements of Cash Flows for the Three Months
         Ended March 31, 2000 and 1999..........................................       5

      Consolidated Statements of Comprehensive Income for the
         Three Months Ended March 31, 2000 and 1999.............................       6

      Notes to Consolidated Financial Statements................................       7

      Management's Discussion and Analysis of Financial
         Condition and Results of Operations....................................       9

      Quantitative and Qualitative Disclosure
         About Market Risk......................................................      13



PART II.   OTHER INFORMATION....................................................      14


                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EVERGREEN RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

                                                                      March 31, 2000    December 31, 1999
                                                                      --------------    -----------------
                                                                               (IN THOUSANDS)
ASSETS
Current:
   Cash and cash equivalents                                            $   1,614          $     651
   Accounts receivable                                                      4,322              5,021
   Other current assets                                                       987                749
                                                                        ---------          ---------
      TOTAL CURRENT ASSETS                                                  6,923              6,421
                                                                        ---------          ---------

Property and equipment, at cost, based on full-cost accounting
   for oil and gas properties                                             217,627            199,179
   Less accumulated depreciation, depletion and amortization               26,350             24,845
                                                                        ---------          ---------
      NET PROPERTY AND EQUIPMENT                                          191,277            174,334
                                                                        ---------          ---------
Designated cash                                                             2,559              2,313
Other assets                                                                1,591              1,301
                                                                        ---------          ---------
                                                                        $ 202,350          $ 184,369
                                                                        =========          =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                     $   5,253          $   3,659
   Amounts payable to oil and gas property owners                           1,608              1,424
   Accrued expenses and other                                               1,583              1,400
                                                                        ---------          ---------
      TOTAL CURRENT LIABILITIES                                             8,444              6,483
Production taxes payable and other                                          2,884              2,313
Notes payable                                                              22,500             15,500
Deferred income tax liability                                               7,753              6,563
                                                                        ---------          ---------
       TOTAL LIABILITIES                                                   41,581             30,859
                                                                        ---------          ---------

Stockholders' equity:
   Preferred stock, $1.00 par value; shares authorized, 25,000;
      none outstanding                                                         --                 --
   Common stock, $.01 stated value; shares authorized,
      50,000; shares issued and outstanding 14,943 and 14,621                 149                146
   Additional paid-in capital                                             152,891            147,326
   Retained earnings                                                        8,067              6,205
   Accumulated other comprehensive loss                                      (338)              (167)
                                                                        ---------          ---------
      TOTAL STOCKHOLDERS' EQUITY                                          160,769            153,510
                                                                        ---------          ---------
                                                                        $ 202,350          $ 184,369
                                                                        =========          =========


See accompanying notes to consolidated financial statements

EVERGREEN RESOURCES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

                                                           Three Months Ended March 31,
                                                               2000            1999
                                                              ------          ------
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues:
   Natural gas revenues                                       $7,395         $4,572
   Interest and other                                             41             51
                                                              ------         ------
Total revenues                                                 7,436          4,623
                                                              ------         ------

Expenses:
   Lease operating expenses                                    1,535          1,012
   Production taxes                                              285            189
   Depreciation, depletion and amortization                    1,224          1,161
   General and administrative expenses                           982            563
   Interest expense                                              307            790
   Other expense                                                  51             32
                                                              ------         ------
Total expenses                                                 4,384          3,747
                                                              ------         ------

Income from continuing operations before income taxes          3,052            876
Income tax provision - deferred                                1,190            341
                                                              ------         ------

Income from continuing operations                              1,862            535
Discontinued operations:
   Gain from disposal of discontinued operations, net             --            452
                                                              ------         ------
Net income                                                    $1,862         $  987
                                                              ======         ======

Basic income per common share:
   From continuing operations                                 $ 0.13         $ 0.05
   From discontinued operations                                   --           0.04
                                                              ------         ------
   Basic income per common share                              $ 0.13         $ 0.09
                                                              ======         ======

Diluted income per common share:
   From continuing operations                                 $ 0.12         $ 0.05
   From discontinued operations                                   --           0.03
                                                              ------         ------
   Diluted income per common share                            $ 0.12         $ 0.08
                                                              ======         ======


See accompanying notes to consolidated financial statements.

EVERGREEN RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                               Three Months Ended March 31,
                                                                  2000             1999
                                                                 ------           ------
                                                                      (IN THOUSANDS)
Cash flows from operating activities:
Net income                                                     $  1,862          $    987
Adjustments to reconcile net income to cash
   provided by operating activities:
      Depreciation, depletion and amortization                    1,224             1,161
      Deferred income taxes                                       1,190               341
      Gain on disposal of discontinued operations, net               --              (452)
      Other                                                         120               197
Changes in operating assets and liabilities:
      Accounts receivable                                           695             1,125
      Other current assets                                         (248)             (167)
      Accounts payable                                           (1,160)             (542)
      Accrued expenses                                             (111)             (475)
                                                               --------          --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                         3,572             2,175
                                                               --------          --------

Cash flows from investing activities:
      Investment in property and equipment                      (10,182)          (12,849)
      Designated cash                                               246               863
      Change in production taxes payable                           (246)             (863)
      Increase in other assets                                      (79)             (556)
                                                               --------          --------
NET CASH USED BY INVESTING ACTIVITIES                           (10,261)          (13,405)
                                                               --------          --------
Cash flows from financing activities:
      Net proceeds from notes payable                             7,000            13,617
      Proceeds from sale of common stock, net                       146               342
      Principal payments on capital lease obligations                --              (374)
      Decrease in cash held from operating oil and gas
      properties and other                                          508            (1,565)
                                                               --------          --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                         7,654            12,020
                                                               --------          --------
Effect of exchange rate changes on cash                              (2)               15
                                                               --------          --------
Increase in cash and cash equivalents                               963               805

Cash and cash equivalents, beginning of the period                  651             1,334
                                                               --------          --------
Cash and cash equivalents, end of the period                   $  1,614          $  2,139
                                                               ========          ========


See accompanying notes to consolidated financial statements.

EVERGREEN RESOURCES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

                                                Three Months Ended March 31,
                                                    2000             1999
                                                   ------           ------
                                                      (IN THOUSANDS)
Net income                                       $ 1,862          $   987

Foreign currency translation adjustments            (171)            (288)
                                                 -------          -------
Comprehensive income                             $ 1,691          $   699
                                                 =======          =======


See accompanying notes to consolidated financial statements.

EVERGREEN RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2000
(UNAUDITED)

1.   Basis of Presentation

     Evergreen Resources, Inc. ("Evergreen" or the "Company") is an independent energy company engaged in the exploration, development, production, operation and acquisition of oil and gas properties. Evergreen's primary focus is on developing and expanding its coal bed methane properties located on approximately 207,000 gross acres in the Raton Basin in southern Colorado. The Company also holds exploration licenses on approximately 500,000 acres onshore in the United Kingdom, an interest in a consortium exploring offshore in the Falkland Islands, an oil and gas exploration contract on approximately 2.4 million acres in northern Chile and exploratory acreage in northwestern Colorado. Evergreen operates all of its own producing properties.

     The financial statements include the accounts of Evergreen and its wholly-owned subsidiaries: Evergreen Operating Corporation ("EOC"), Evergreen Resources (UK) Ltd., Powerbridge, Inc., Evergreen Well Service Company, Primero Gas Marketing Company, EnviroSeis, LLC, and XYZ Minerals, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

     The Company has a 40% ownership in Argos Evergreen Limited, a Falkland Islands company which owns offshore drilling rights in the North Falklands basin. This investment is accounted for by the equity method of accounting. Effective February 1999, the Company sold its 49% interest in Maverick Stimulation Company, LLC ("Maverick") which had previously been accounted for using the equity method of accounting.

     The accompanying financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 1999. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Company's financial position as of March 31, 2000 and 1999 and the results of its operations and cash flows for the three months then ended. Management believes all such adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of results to be expected for a full year.

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

3.   Earnings per Share

     The following table sets forth the computation of basic and diluted earnings per share:

                                                                     Three Months Ended March 31,
                                                            2000                                     1999
                                             ----------------------------------      ----------------------------------
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                                          Per-                                  Per-
                                                           Weighted      Share                   Weighted       Share
                                             Income         Shares        Amt.       Income       Shares         Amt.
                                             -------       --------     -------      ------      --------      -------
Basic income per common share:
  Net income from
    continuing operations                    $ 1,862       14,868      $  0.13          535       11,203      $   0.05
  Discontinued operations, net                    --           --           --          452       11,203          0.04
                                             -------       ======      -------      -------       ======      --------
                                             $ 1,862       14,868      $  0.13      $   987       11,203      $   0.09
                                             =======       ======      =======      =======       ======      ========

Diluted income per common share:
  Net income from continuing operations      $ 1,862       14,868                   $   987       11,203
    Stock options                                 --          638                        --          572
                                             -------       ------                   -------      -------

                                             $ 1,862       15,506      $  0.12          535       11,775      $   0.05
                                                           ======                                 ======
  Discontinued operations, net                    --           --           --          452       11,775          0.03
                                             -------       ======      -------      -------       ======      --------
                                             $ 1,862       15,506      $  0.12      $   987       11,775      $   0.08
                                             =======       ======      =======      =======       ======      ========


4.   Discontinued Operations

     Effective February 18, 1999, Evergreen sold its 49% interest in Maverick to the managing members of Maverick for $2.26 million. The sale resulted in a gain net of tax of approximately $452,000 or $0.03 per diluted share. This transaction has been accounted for as a discontinued operation and the results of operations have been excluded from continuing operations in the consolidated statements of income.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including statements regarding, among other items, (i) the Company's growth strategies, (ii) anticipated trends in the Company's business and its future results of operations, and (iii) market conditions in the oil and gas industry. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, many of which are beyond the Company's control. Such risks and uncertainties include, among other things, a decline in natural gas production, a decline in natural gas prices, incorrect estimations of required capital expenditures, increases in the cost of drilling, completion and gas gathering, an increase in the cost of production and operations, an inability to meet growth projections, and/or changes in general economic conditions. These and other risks and uncertainties, which are described in more detail in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission, could cause actual results and developments to be materially different from those expressed or implied by any of these forward-looking statements.

GENERAL

Evergreen is an independent energy company engaged in the exploration, development, production, operation and acquisition of oil and gas properties. Evergreen's primary focus is on developing and expanding its coal bed methane properties located on approximately 207,000 gross acres in the Raton Basin in southern Colorado. The Company also holds exploration licenses on approximately 500,000 acres onshore in the United Kingdom, an interest in a consortium exploring offshore in the Falkland Islands, an oil and gas exploration contract on approximately 2.4 million acres in northern Chile and exploratory acreage in northwestern Colorado. Evergreen operates all of its producing properties.

DEVELOPMENTS

RATON BASIN

As of May 1, 2000, Evergreen had 276 net producing gas wells. Natural gas production is currently at approximately 43.5 million cubic feet ("MMcf") per day net.

The expanding production in the Raton Basin has led Colorado Interstate Gas Co. ("CIG") to file with the Federal Energy Regulatory Commission ("FERC") for approval to construct a 20-inch loop of its Picketwire Lateral pipeline. The 20-inch loop will increase the pipeline's gas takeaway capacity by 34 MMcf per day. Subject to the regulatory approval, CIG anticipates having the loop completed by December 1, 2000, with takeaway capacity increased to 134 MMcf per day by year end. Other projects are scheduled by CIG to further increase takeaway capacity in 2001. In April 2000, Evergreen committed to an additional 11 MMcf per day of firm transportation, bringing its total commitment to 64 MMcf per day starting December 1, 2000. If the 20-inch loop is not completed by December 1, 2000, the Company may be limited in the amount of gas it can sell by pipeline capacity constraints.

During the quarter ended March 31, 2000, the Company drilled 25 wells which included 17 Vermejo wells and 8 Raton wells.

The Company enters into contractual obligations that require future physical delivery of its natural gas production to attempt to manage price risk with regard to a portion of its natural gas production. As of April 1, 2000 the Company had entered into contracts to sell approximately 45,000 million British thermal units ("MMBtu") per day from April 1, 2000 through October 31, 2000 at average net prices in excess of $2.00 per Mcf, and 10,000 MMBtu per day at NYMEX less $0.20 and 10,000 MMBtu per day at a net price of $2.28 per Mcf for the period of November 1, 2000 through October 1, 2001. The Company has also extended a contract to sell 10,000 MMBtu per day from November 1, 2000 through March 31, 2003 for the lesser of NYMEX prices of $2.45 per Mcf or the current market price. In consideration for this contract, the Company will receive $1,762,000 through March 2003, which will be amortized as revenue pro-rata over the contract term including the extended term.

UNITED KINGDOM

Evergreen has begun drilling operations on its coal bed methane gas properties in the United Kingdom. The Sealand #2, the first well of a three-well pilot project, has been drilled to a total depth of 2,213 feet to test the Westphalian Coal Measures.

The well is being drilled approximately 20 miles south of Liverpool, England with an Evergreen-owned, purpose-built rig. In addition to the three-well project, Evergreen plans to drill two other conventional coal bed methane wells and six to seven mine gas or "gob" gas wells, which are designed to recover the methane gas trapped around underground abandoned coal mines. Evergreen holds a 100% working interest and 100% net revenue interest in approximately 500,000 acres on shore in the U.K.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2000, the Company had a $75 million revolving line of credit with a bank group consisting of Hibernia National Bank, as agent, Chase Bank of Texas and Paribas ("the Banks"). The line is available through June 2001. Advances pursuant to this line of credit are limited to a borrowing base, which is presently $75 million. At the Company's election, it may use either the London interbank offered rate plus a margin of 1.38% to 1.75% or the prime rate plus a margin of 0% to 0.25%, with margins on both rates determined on the average outstanding borrowings under the credit facility. The borrowing base is redetermined semi-annually by the Banks based upon reserve evaluations of the Company's oil and gas properties. An average annual facility fee of 0.375% is charged quarterly for any unused portion of the credit line. The agreement is collateralized by oil and gas properties and also contains certain net worth and ratio requirements. At March 31, 2000, $22.5 million was outstanding under the line of credit. The Company is in the process of expanding its bank group and anticipates increasing its credit facility to at least $125 million by June 30, 2000.

During 2000, the Company plans to spend approximately $80 million on its total exploration and development program. The Company's drilling program is expected to include approximately 100 wells in the Raton Basin. The total estimated 2000 cost for drilling and completion is approximately $17 million. In 2000, the Company is also planning to upgrade the compressor stations in the Cottontail Pass Unit and the Long Canyon area that were acquired in 1998. The gas collection infrastructure costs incurred in 2000 are intended to reduce future years' capital expenditures. The total costs for compression and collection systems in 2000 are estimated to be approximately $34 million. It is expected that other costs for recompletions, exploration, equipment and mineral acquisitions will total approximately $17 million.

During 2000, the Company started the development of the United Kingdom project comprised of the drilling of a 5-well coal bed methane test program. The first well was spudded on April 27, 2000. The Company also anticipates drilling six to seven gob gas and interaction wells and has received the necessary approvals. The Company has also purchased fracture stimulation equipment for use in the development of the U.K. project. The total estimated capital expenditures for the U.K. in 2000 are approximately $12 million.

During the quarter ended March 31, 2000, the Company spent a total of approximately $18 million which includes: the drilling of 25 wells, the acquisition of approximately 28,000 net mineral acres (for $5.6 million in Evergreen common stock), the addition of the various gas collection projects and the purchase of fracture stimulation equipment to be used in the U.K. drilling program.

The Company believes that cash flow from operations and available borrowings under its line of credit will be sufficient to fund 2000 capital expenditures. Future development of the Company's projects will require additional capital. The Company believes it will have sufficient capacity to fund all of its projects for the foreseeable future through its anticipated cash flows and its current line of credit.

Cash flows provided by operating activities were $3,570,000 for the three months ended March 31, 2000, as compared to cash flows provided by operating activities of $2,175,000 for the same period in 1999. The increase was primarily due to the increase in natural gas production and natural gas prices in 2000.

Cash flows used in investing activities were $10,261,000 during the three months ended March 31, 2000, versus $13,405,000 in 1999. The decrease in 2000 was primarily due to the costs associated with a new compressor station in 1999.

Cash flows provided by financing activities were $7,654,000 during the three months ended March 31, 2000, as compared to $12,020,000 in the same period during 1999. The decrease was primarily due to the reduced borrowings on the Company's line of credit as a result of increased cash flows from operating activities in 2000 and lower capital expenditures in 2000 as compared to 1999.

RESULTS OF OPERATIONS-THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1999

The following table sets forth certain operating data of the Company for the periods presented ("Mcf" means thousand cubic feet and "Mcfe" means thousand cubic feet equivalent):

                                                    Three Months Ended March 31,
                                                       2000         1999
                                                       ----         ----
Natural gas production (MMcf)                          3,685        3,044

Average realized sales price per Mcf                   $2.01        $1.50

Cost per Mcfe:
     Lease operating expense                           $0.42        $0.33
     Production taxes                                  $0.08        $0.06
     Depreciation, depletion and amortization          $0.33        $0.38
     General and administrative                        $0.27        $0.19


The Company reported income from continuing operations of $1,862,000 or $0.12 per diluted share for the three months ended March 31, 2000, compared to income from continuing operations of $535,000 or $0.05 per diluted share for the same period in 1999. Net income was the same as income from continuing operations for the three months ended March 31, 2000 versus net income of $987,000 or $0.08 per diluted share for the same period in 1999. Net income for 1999 included a one-time, after tax gain of $452,000 or $0.03 per diluted share, resulting from the sale of Evergreen's 49% interest in Maverick.

Natural gas revenues increased to $7,395,000 during the three months ended March 31, 2000, from $4,572,000 for the same period was the prior year. The increase in natural gas revenues for the three month period was due to a 21% increase in sales volumes and a 34% increase in natural gas prices to $2.01 in 2000 from $1.50 in 1999. At March 31, 2000, the number of producing Raton Basin wells increased to 269 net from 178 net producing wells at March 31, 1999.

Due to increasing production in the Raton Basin, it is anticipated that the Picketwire Lateral will be at or near capacity of approximately 100 MMcf per day by the fourth quarter of 2000. The expanding production in the Raton Basin has led CIG to file with the FERC for approval to construct a 20-inch loop of its Picketwire Lateral pipeline. The 20-inch loop will increase the pipeline's gas takeaway capacity by 34 MMcf per day. Subject to the regulatory approval, CIG anticipates having the loop completed by December 1, 2000, with takeaway capacity increased to 134 MMcf per day by year end. Other projects are scheduled by CIG to further increase takeaway capacity in 2001. In April 2000, Evergreen committed to an additional 11 MMcf per day of firm transportation, bringing its total commitment to 64 MMcf per day starting December 1, 2000. If the 20-inch loop is not completed by December 1, 2000, the Company may be limited in the amount of gas that it can sell by pipeline capacity constraints.

Lease operating expenses for the three months ended March 31, 2000, were $1,535,000 or $0.42 per Mcf compared to $1,012,000 or $0.33 per Mcf for the same period in 1999. The increase in lease operating expense for the three months in 2000 as compared to 1999 was due to the increase in the number of producing wells and compressors, water handling costs, increase in field personnel, work-over costs related to well repairs and maintenance costs for compressors. Production taxes increased for the three months ended March 31, 2000 to $0.08 per Mcf as compared to $0.06 per Mcf for the same period in 1999, due to higher natural gas prices.

Depreciation, depletion and amortization expense for the three months ended March 31, 2000, was $1,224,000 compared to $1,161,000 for the same period in 1999. On an equivalent Mcf basis, depreciation, depletion and amortization expense declined to $0.33 per Mcf in the three months ended March 31, 2000, as compared to $0.38 per Mcf in the prior year.

General and administrative expenses were $982,000 during the three months ended March 31, 2000, as compared to $563,000 during the same period in 1999. The increase of $419,000 was due to the increase in administrative staff, salaries, and related benefits and other corporate expenses as a result of the significant growth of the Company. Also, through March 1999, EOC operated properties for various third party working interest owners. In January 1999, the working interest owners sold those properties. As such EOC did not receive overhead payments for the operation of those properties in the three months ended March 31, 2000; therefore, the Company's general and administrative were greater by $179,000 as compared to the three months ended March 31, 1999.

Interest expense for the three months ended March 31, 2000, was $307,000 compared to $790,000 for the same period in 1999. The decrease in interest expense in 2000 was due to lower average debt balances in the first quarter of 2000 compared to the same period in 1999. The decrease was due to the pay-off of substantially all outstanding debt with proceeds received from the public offering completed in June 1999.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. SFAS No. 133, superceeded by SFAS No. 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Management believes the adoption of this statement will not have a material impact on the Company's financial statements.

ITEM 3. QUANTATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

The Company measures its exposure to market risk at any point in time by comparing its open positions to a market risk of fair value. The market prices the Company uses to determine fair value are based on management's best estimates, which consider various factors including closing exchange prices, volatility factors and the time value of money. At March 31, 2000, the Company was exposed to some market risk on its long-term debt, foreign currency and natural gas prices; however, management does not believe that such risk is material.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Except as described below, there are no material pending legal proceedings to which the Company or its subsidiaries is a party or to which any of their property is subject.

On July 13, 1998, a localized group of citizens, Southern Colorado C.U.R.E., filed a lawsuit under the citizen suit provision of the Clean Water Act in the U.S. District Court for the District of Colorado against EOC, related to its coal bed methane drilling operations in the Raton Basin near Trinidad, Colorado. The Company's gas production produces naturally occurring groundwater as a by-product of its coal bed methane gas production operations. The storage, use and disposal of the produced groundwater in evaporative ponds and natural collection features located on the surface at or near the wellsite, and the legal and regulatory treatment of this practice, underlie the lawsuit. The Company believes the lawsuit to be without merit and responded by filing a Motion to Dismiss all of Southern Colorado C.U.R.E.'s alleged claims on substantive grounds. A renewed Motion to Dismiss is currently pending before the court, although a magistrate to whom the judge presiding over the matter referred the original Motion to Dismiss has indicated that she would recommend to the judge that the motion be denied with respect to certain of the allegations. The Company believes that the resolution of these issues with the Colorado Department of Public Health and Environment ("CDPHE") as described below, however, should moot any of the claims that remain if the substantive Motion to Dismiss is denied. The Company does not expect that the lawsuit or the investigation, or the environmental costs or contingent liabilities of either, if any, will have a material adverse effect on its consolidated financial position or its results of operations.

EOC also participated with the EPA and the State of Colorado in the investigation of certain practices in connection with these operations. On January 7, 2000, EOC entered into a Consent Order with the CDPHE that resolved the water discharge issues between the CDPHE and EOC. Under the Consent Order, EOC will install a water supply system as a Supplemental Environmental Project, in lieu of civil penalties, that will benefit rural landowners in the areas in which the Company operates. Evergreen may process a portion of its produced water to meet potability standards. The estimated cost of the water supply system is $360,000. The Consent Order resolves all outstanding issues between EOC and Colorado state regulatory agencies governing the discharge of produced water from Evergreen's coal bed methane operations in the Raton Basin.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

In January 2000, the Company issued 300,955 shares of Common Stock to a company in connection with a net mineral interest acquisition. The Company issued these shares of Common Stock in reliance on the exemption from registration provided by Section 4 (2) of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5. OTHER INFORMATION.

The Company will hold its annual meeting of shareholders on June 16, 2000, at 10:00 a.m. Mountain Daylight Time at The Westin in the Tabor Auditorium, 1672 Lawrence Street, Denver, Colorado 80202-0210. Any proposal by a shareholder intended to be included in the Company's proxy materials for the meeting must be received at the offices of the company, P.O. Box 660, Denver, Colorado 80201-0660, a reasonable time before the Company begins to print its proxy materials, scheduled to be May 16, 2000. Pursuant to the Company's bylaws, shareholder proposals (other than director nominations) must have been submitted to the Company no later than the close of business on the 60th day before the first anniversary of the date of the preceding year's annual meeting (May 11, 1999) and no earlier than the 90th day prior to such date. Shareholder nominations for director must have been received by the Company no later than the close of business on the 30th day before the annual meeting of shareholders at which directors are to be elected and no earlier than the 60th day before the meeting.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits.

     Exhibit 27 - Financial Data Schedule.

(b)  Reports on Form 8-K.

     Not applicable.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       EVERGREEN RESOURCES, INC.
                                              (Registrant)


Date:  May 12, 2000                    By:  /s/ Kevin R. Collins
                                          --------------------------------------
                                          Kevin R. Collins
                                          VP - Finance, Chief Financial Officer
                                          and Secretary (Principal Financial and
                                          Accounting Officer)