Form 10-Q
period 2000-06-30
EVERGREEN RESOURCES INC
filed 2000-08-14
CIK 353943

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: JUNE 30, 2000.



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

As of August 7, 2000, 14,950,203 shares of the Registrant's Common Stock, no par value, were outstanding.

                            EVERGREEN RESOURCES, INC.
                                      INDEX

                                                                                 Page
                                                                                Number
                                                                                ------
PART I. FINANCIAL INFORMATION

     Consolidated Balance Sheets as of June 30, 2000
        and December 31, 1999...................................................    3

     Consolidated Statements of Income for the Three and Six
        Months Ended June 30, 2000 and 1999.....................................  4-5

     Consolidated Statements of Cash Flows for the Six Months
        Ended June 30, 2000 and 1999............................................    6

     Consolidated Statements of Comprehensive Income for the
        Three and Six Months Ended June 30, 2000 and 1999.......................    7

     Notes to Consolidated Financial Statements.................................  8-9

     Management's Discussion and Analysis of Financial
        Condition and Results of Operations.....................................10-15

     Quantitative and Qualitative Disclosure
        About Market Risk.......................................................   15

PART II. OTHER INFORMATION..................................................... 16-17


                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EVERGREEN RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS

                                                                        June 30, 2000    December 31, 1999
                                                                        -------------    -----------------
                                                                         (UNAUDITED)
                                                                                 (IN THOUSANDS)
ASSETS

Current:
     Cash and cash equivalents                                            $   3,236          $     651
     Accounts receivable                                                      4,586              5,021
     Other current assets                                                     1,357                749
                                                                          ---------          ---------
        TOTAL CURRENT ASSETS                                                  9,179              6,421
                                                                          ---------          ---------
 Property and equipment, at cost, based on full-cost accounting
     for oil and gas properties                                             234,366            199,179
     Less accumulated depreciation, depletion and amortization               27,552             24,845
                                                                          ---------          ---------
        NET PROPERTY AND EQUIPMENT                                          206,814            174,334
                                                                          ---------          ---------
Designated cash                                                               1,271              2,313
Other assets                                                                  1,467              1,301
                                                                          ---------          ---------
                                                                          $ 218,731          $ 184,369
                                                                          =========          =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                     $   2,848          $   3,659
     Amounts payable to oil and gas property owners                           1,691              1,424
     Accrued expenses and other                                               1,120              1,400
                                                                          ---------          ---------
        TOTAL CURRENT LIABILITIES                                             5,659              6,483
Production taxes payable                                                      1,271              2,313
Deferred revenue                                                                650                 --
Notes payable                                                                39,500             15,500
Deferred income tax liability                                                 9,189              6,563
                                                                          ---------          ---------
        TOTAL LIABILITIES                                                    56,269             30,859
                                                                          ---------          ---------

Stockholders' equity:
     Preferred stock, $1.00 par value; shares authorized, 25,000;
        none outstanding
     Common stock, $.01 stated value; shares authorized,
        50,000; shares issued and outstanding 14,943 and 14,621                 149                146
     Additional paid-in capital                                             152,884            147,326
     Retained earnings                                                       10,312              6,205
     Accumulated other comprehensive loss                                      (883)              (167)
                                                                          ---------          ---------
        TOTAL STOCKHOLDERS' EQUITY                                          162,462            153,510
                                                                          ---------          ---------
                                                                          $ 218,731          $ 184,369
                                                                          =========          =========


See accompanying notes to consolidated financial statements.

EVERGREEN RESOURCES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

                                                     Three Months Ended June 30,
                                                       2000           1999
                                                      ------         ------
                                                          (IN THOUSANDS,
                                                      EXCEPT PER SHARE DATA)
Revenues:
     Natural gas revenues                             $8,254         $5,140
     Interest and other                                  121             63
                                                      ------         ------
Total revenues                                         8,375          5,203
                                                      ------         ------
Expenses:
     Lease operating expenses                          1,538          1,114
     Production taxes                                    368             49
     Depreciation, depletion and amortization          1,340          1,137
     General and administrative expenses                 920            709
     Interest expense                                    495            751
     Other expense                                        33             30
                                                      ------         ------
Total expenses                                         4,694          3,790
                                                      ------         ------
Income before income taxes                             3,681          1,413
Income tax provision - deferred                        1,435            545
                                                      ------         ------
Net income                                            $2,246         $  868
                                                      ======         ======
Basic income per common share                         $ 0.15         $ 0.08
                                                      ======         ======
Diluted income per common share                       $ 0.14         $ 0.07
                                                      ======         ======


See accompanying notes to consolidated financial statements.

EVERGREEN RESOURCES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

                                                            Six Months Ended June 30,
                                                               2000           1999
                                                              ------         ------
                                                                  (IN THOUSANDS,
                                                              EXCEPT PER SHARE DATA)
Revenues:
     Natural gas revenues                                      $15,649         $9,712
     Interest and other                                            162            114
                                                               -------         ------
Total revenues                                                  15,811          9,826
                                                               -------         ------
Expenses:
     Lease operating expenses                                    3,073          2,125
     Production taxes                                              653            238
     Depreciation, depletion and amortization                    2,564          2,298
     General and administrative expenses                         1,902          1,272
     Interest expense                                              802          1,541
     Other expense                                                  84             62
                                                               -------         ------
Total expenses                                                   9,078          7,536
                                                               -------         ------
Income from continuing operations before income taxes            6,733          2,290
Income tax provision - deferred                                  2,626            887
                                                               -------         ------
Income from continuing operations                                4,107          1,403
Discontinued operations:
      Gain on disposal of discontinued operations, net              --            452
                                                               -------         ------
Net income                                                     $ 4,107         $1,855
                                                               =======         ======
Basic income per common share:
     From continuing operations                                $  0.28         $ 0.12
     From discontinued operations                                   --           0.04
                                                               -------         ------
     Basic income per common share                             $  0.28         $ 0.16
                                                               =======         ======
Diluted income per common share:
     From continuing operations                                $  0.26         $ 0.11
     From discontinued operations                                   --           0.04
                                                               -------         ------
     Diluted income per common share                           $  0.26         $ 0.15
                                                               =======         ======


See accompanying notes to consolidated financial statements.

EVERGREEN RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                    Six Months Ended June 30,
                                                                                     2000               1999
                                                                                    --------          --------
                                                                                          (IN THOUSANDS)
Cash flows from operating activities:
Net income                                                                          $  4,107          $  1,855
Adjustments to reconcile net income to cash
    provided by operating activities:
     Depreciation, depletion and amortization                                          2,564             2,298
     Deferred income taxes                                                             2,626               887
     Gain on disposal of discontinued operations, net                                     --              (452)
     Other                                                                               215               374
Changes in operating assets and liabilities:
     Accounts receivable                                                                 421               722
     Other current assets                                                               (609)             (655)
     Accounts payable                                                                   (464)              250
     Accrued expenses and other                                                         (714)             (558)
     Deferred revenue                                                                    650                --
                                                                                    --------          --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                              8,796             4,721
                                                                                    --------          --------
Cash flows from investing activities:
     Investment in property and equipment                                            (30,234)          (21,622)
     Proceeds from the sale of investment                                                 --             2,259
     Decrease in designated cash                                                       1,042               835
     Change in production taxes payable                                               (1,042)             (835)
     Increase in other assets                                                           (350)             (333)
                                                                                    --------          --------
NET CASH USED BY INVESTING ACTIVITIES                                                (30,584)          (19,696)
                                                                                    --------          --------
Cash flows from financing activities:
     Net proceeds from (payments on) notes payable                                    24,000           (44,139)
     Proceeds from sale of common stock, net                                             138            66,043
     Principal payments on capital lease obligations                                      --            (4,028)
     Debt issue costs                                                                     --               (57)
     Increase (decrease) in cash held from operating oil and gas properties
       and other                                                                         267            (1,560)
                                                                                    --------          --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                             24,405            16,259
                                                                                    --------          --------
Effect of exchange rate changes on cash                                                  (32)               (6)
                                                                                    --------          --------
Increase in cash and cash equivalents                                                  2,585             1,278

Cash and cash equivalents, beginning of the period                                       651             1,334
                                                                                    --------          --------
Cash and cash equivalents, end of the period                                        $  3,236          $  2,612
                                                                                    ========          ========


See accompanying notes to consolidated financial statements.

EVERGREEN RESOURCES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

                                                   Three Months Ended              Six Months Ended
                                                        June 30,                        June 30,
                                                 ----------------------          ------------------------
                                                                       (IN THOUSANDS)
                                                   2000            1999           2000             1999
                                                 -------          -----          -------          -------
Net income                                       $ 2,246          $ 868          $ 4,107          $ 1,854

Foreign currency translation adjustments            (545)          (203)            (716)            (490)
                                                 -------          -----          -------          -------
Comprehensive income                             $ 1,701          $ 665          $ 3,391          $ 1,364
                                                 =======          =====          =======          =======


See accompanying notes to consolidated financial statements.

EVERGREEN RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2000
(UNAUDITED)


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

     The accompanying financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 1999. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Company's financial position as of June 30, 2000 and 1999 and the results of its operations and cash flows for the three and six months then ended. Management believes all such adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of results to be expected for a full year.

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

     Depreciation, depletion, and amortization of proved oil and gas properties is computed on the units-of-production method based upon estimates of proved reserves with oil and gas being converted to a common unit of measure based on the relative energy content. Unproved oil and gas properties, including any related capitalized interest expense, are not amortized, but are assessed for impairment either individually or on an aggregated basis.

3.   Earnings per Share

     The following table sets forth the computation of basic and diluted earnings per share:

                                                                   Three Months Ended June 30,
                                                          2000                                            1999
                                         ------------------------------------        -------------------------------------------
                                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                                        Per-                                             Per-
                                                        Weighted        Share                           Weighted         Share
                                         Income          Shares         Amt.         Income              Shares           Amt.
                                         -------        --------        -----        -------            --------        --------
Basic income per common share:           $ 2,246         14,943         $0.15        $   868             11,490         $   0.08
                                         =======         ======         =====        =======             ======         ========
Diluted income per common share:
  Net income                             $ 2,246         14,943                      $   868             11,490
  Stock options                               --            743                           --                777
                                         -------         ------         -----        -------             ------         --------
                                         $ 2,246         15,686         $0.14        $   868             12,267         $   0.07
                                         =======         ======         =====        =======             ======         ========


                                                                              Six Months Ended June 30,
                                                                 2000                                          1999
                                                -------------------------------------          ------------------------------------
                                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                                                 Per-                                        Per-
                                                                Weighted        Share                        Weighted        Share
                                                Income           Shares          Amt.          Income         Shares          Amt.
                                                -------         --------        ------         -------       --------        ------
Basic income per common share:
  Net income from continuing operations         $ 4,107          14,905         $ 0.28         $ 1,403        11,347         $ 0.12
                                                                 ======                                       ======
  Discontinued operations, net                       --              --             --             452        11,347           0.04
                                                -------          ======         ------         -------        ======         ------
                                                $ 4,107          14,905         $ 0.28         $ 1,855        11,347         $ 0.16
                                                =======          ======         ======         =======        ======         ======
Diluted income per common share:
  Net income from continuing operations         $ 4,107          14,905                        $ 1,403        11,347
  Stock options                                      --             691                             --           675
                                                -------          ------                        -------        ------
                                                $ 4,107          15,596         $ 0.26           1,403        12,022         $ 0.11
                                                                 ======                                       ======
  Discontinued operations, net                       --              --             --             452        12,022           0.04
                                                -------          ======         ------         -------        ======         ------
                                                $ 4,107          15,596         $ 0.26         $ 1,855        12,022         $ 0.15
                                                =======          ======         ======         =======        ======         ======



4.   Discontinued Operations

     Effective February 18, 1999, Evergreen sold its 49% interest in Maverick to the managing members of Maverick for $2.26 million. The sale resulted in a gain net of tax of approximately $452,000 or $0.04 per diluted share. This transaction has been accounted for as a discontinued operation and the results of operations have been excluded from continuing operations in the consolidated statements of income.

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

DEVELOPMENTS

GENERAL

The Company has filed an application to list its common stock on the New York Stock Exchange ("NYSE"), beginning on or about September 8, 2000. Until that time, the company's shares will continue trading on the Nasdaq Stock Market under the ticker symbol "EVER." The Company's common stock on the NYSE will be listed under the new ticker symbol "EVG."

Evergreen named Arthur L. Smith to the Company's Board for a one-year term, filling a vacant spot on Evergreen's seven-member board. Mr. Smith is chairman and CEO of John S. Herold, Inc., the Stamford, Connecticut based energy research and consulting firm.

RATON BASIN

As of August 3, 2000, Evergreen had 302 net producing gas wells. Natural gas production is currently at approximately 45 million cubic feet ("MMcf") per day net.

The expanding production in the Raton Basin has led Colorado Interstate Gas
Co. ("CIG") to construct a 20-inch loop of its Picketwire Lateral pipeline.
The 20-inch loop will increase the pipeline's gas takeaway capacity by 34
MMcf per day. CIG anticipates having the loop completed by December 1, 2000, with takeaway capacity increased to 134 MMcf per day by year end. Other projects are scheduled by CIG to further increase takeaway capacity in 2001.
In April 2000, Evergreen committed to an additional 11 MMcf per day of firm transportation, bringing its total commitment to 64 MMcf per day starting December 1, 2000. If the 20-inch loop is not completed by December 1, 2000, the Company may be limited in the amount of gas it can sell by pipeline capacity constraints.

During the quarter ended June 30, 2000, the Company drilled 32 Vermejo coal formation wells. During the first six months of 2000, Evergreen drilled a total of 49 Vermejo coal formation wells and 8 Raton coal formation wells.

The Company enters into contractual obligations that require future physical delivery of its natural gas production to attempt to manage price risk with regard to a portion of its natural gas production. As of August 1, 2000 the Company had entered into contracts to sell approximately 45 million British thermal units ("MMBtu") through October 31, 2000 at average net prices in excess of $2.00 per Mcf, and 10 MMBtu per day at NYMEX less $0.20 and 10 MMBtu per day at a net price of $2.28 per Mcf for the period of November 1, 2000 through October 1, 2001. The Company has also extended a contract to sell 10 MMBtu per day from November 1, 2000 through March 31, 2003 for the lesser of the current market price or a net price of $2.45 per Mcf. In consideration for this contract, the Company will receive $1,762,000 over the 12 month period ended October 31, 2000, which will be amortized as revenue pro-rata over the contract term including the extended term through March 2003. As of June 30, 2000, the Company has received $1,025,000, of which $650,000 has been recognized as deferred revenue and will be recognized as revenue in future periods.

UNITED KINGDOM

On April 27, 2000, Evergreen started the development of its coal bed methane gas properties in the United Kingdom. A total of 8 wells have been drilled to date, of which 5 were coal bed methane ("CBM") wells and 3 were mine-gas interaction wells. Total well depth ranged from 2,213 feet to 3,960 feet for CBM wells and 1,485 feet to 2,156 feet for the mine-gas interaction wells. Total coal thickness ranged from 75 feet to 97 feet of coal. Through August 3, 2000, the Company fracture stimulated five of the CBM wells using its own pumping equipment in conjunction with a new completion technology utilizing "coiled tubing." Management believes this is the first time that nitrified foam fracs using coiled tubing technology have been used in the U.K. Coiled tubing completions isolate individual coal seams that are to be fraced versus fracing a group of coals using current technology. Coiled tubing also provides for a better in-zone propped fracture with increased length at lower overall costs.

Evergreen plans to drill and complete three gob gas wells during the next three months. The Company anticipates its evaluation of the results of the drilling program will be completed sometime in the fourth quarter of this year. During 2000, the Company estimates that it will spend approximately $12 million for the U.K. program. This includes the purchase of the well service fracture stimulation equipment of approximately $3 million and the drilling and completing of 11 coal bed methane, mine-gas interaction and gob gas wells.

RESULTS OF OPERATIONS-THREE AND SIX MONTHS ENDED JUNE 30, 2000

The following table sets forth certain operating data of the Company for the periods presented ("Mcf" means thousand cubic feet and "Mcfe" means thousand cubic feet equivalent):

                                                        Three Months Ended           Six Months Ended
                                                              June 30,                   June 30,
                                                      ----------------------      ----------------------
                                                        2000          1999          2000          1999
                                                      --------      --------      --------      --------
Natural gas production (Mcf)                             3,892         3,317         7,577         6,361
Average realized sales price per Mcf                  $   2.12      $   1.55      $   2.07      $   1.53

Cost per Mcfe:
     Lease operating expense                          $   0.40      $   0.34      $   0.41      $   0.33
     Production taxes                                 $   0.09      $   0.01      $   0.09      $   0.04
     Depreciation, depletion and amortization         $   0.34      $   0.34      $   0.34      $   0.36
     General and administrative                       $   0.24      $   0.22      $   0.25      $   0.20


The Company reported net income of $2,246,000 or $0.14 per diluted share for the three months ended June 30, 2000, compared to net income of $868,000 or $0.07 per diluted share for the same period in 1999. For the six months ended June 30, 2000, the Company reported net income of $4,107,000 or $0.26 per diluted share compared to net income of $1,855,000 or $0.15 per diluted share in 1999. The six months earnings in 1999 included a one-time, after tax gain of $452,000 or $0.04 per diluted share, resulting from the sale of Evergreen's 49% interest in Maverick. The increase in net income during the six months ended June 30, 2000, as compared to the prior year was attributable to increases in gas sales volumes and prices.

Natural gas revenues increased to $8,254,000 during the three months ended June 30, 2000, from $5,140,000 for the same period in the prior year. During the six months ended June 30, 2000, natural gas revenues increased to $15,649,000 from $9,712,000 for the same period in the prior year. The increases in natural gas revenues for the three and six month periods ended June 30, 2000 compared to the same period in 1999 were due to 17% and 19% increases in natural gas sales volumes and 37% and 35% increases in natural gas prices, respectively. At June 30, 2000, the number of producing Raton Basin wells increased to 299 net producing wells from 201 net producing wells at June 30, 1999.

Due to increasing production in the Raton Basin, it is anticipated that the Picketwire Lateral will be at or near capacity of approximately 100 MMcf per day by the fourth quarter of 2000. The expanding production in the Raton Basin has led CIG to construct a 20-inch loop of its Picketwire Lateral pipeline. The 20-inch loop will increase the pipeline's gas takeaway capacity by 34 MMcf per day. CIG anticipates having the loop completed by December 1, 2000, with takeaway capacity increased to 134 MMcf per day by year end. Other projects are scheduled by CIG to further increase takeaway capacity in 2001. Evergreen committed to an additional 11 MMcf per day of firm transportation, bringing its total commitment to 64 MMcf per day starting December 1, 2000. If the 20-inch loop is not completed by December 1, 2000, the Company may be limited in the amount of gas that it can sell by pipeline capacity constraints.

Lease operating expenses for the three months ended June 30, 2000, were $1,538,000 or $0.40 per Mcf compared to $1,114,000 or $0.34 per Mcf for the same period in 1999. During the six months ended June 30, 2000, lease operating expenses were $3,073,000 or $0.41 per Mcf as compared to $2,125,000 or $0.33 per Mcf for the same period in the prior year. The increase in lease operating expense in 2000 as compared to 1999 was due to the increase in the number of producing wells, additional compressor expense, water management costs for hauling and testing, increase in field personnel and work-over costs related to well repairs and maintenance costs for compressors. Production taxes increased for the three months ended June 30, 2000 to $0.09 per Mcf as compared to $0.01 per Mcf for the same period in 1999, due to higher natural gas prices. In addition, the 1999 property tax expense was reduced due to a refund of property taxes that was received in the second quarter of 1999 as a result of the reduction in the ad-valorem tax rates for prior years. For the six months ended June 30, 2000, production taxes were $653,000 or $0.09 per Mcf as compared to $238,000 or $0.04 per Mcf for the same period in the prior year.

Depreciation, depletion and amortization expense for the three months ended June 30, 2000, was $1,340,000 compared to $1,137,000 for the same period in 1999. On an equivalent Mcf basis, depreciation, depletion and amortization expense was $0.34 per Mcf for both the three months ended June 30, 2000 and the same period in the prior year. During the six months ended June 30, 2000, depreciation, depletion and amortization expense was $2,564,000 or $0.34 per Mcf as compared to $2,298,000 or $0.36 per Mcf for the same period in the prior year. The decrease in the cost per Mcf for the six months in 2000 as compared to 1999 was due to the significant increase in the estimated units of proved reserves as a result of the number of new wells that have been drilled in 2000.

General and administrative expenses were $920,000 during the three months ended June 30, 2000, as compared to $709,000 during the same period in 1999. For the six months ended June 30, 2000, general and administrative expenses were $1,902,000 as compared to $1,272,000 for the same period in the prior year. The increase over 1999 was due to the increase in administrative staff, salaries, and related benefits and other corporate expenses as a result of the significant growth of the Company. Also, through March 1999, EOC operated properties for various third party working interest owners. In January 1999, the working interest owners sold those properties. As such EOC did not receive overhead payments for the operation of those properties in the three months ended June 30, 2000 and 1999. For the six months ended June 30, 2000, the Company's general and administrative expenses increased by $192,000 as compared to the same period in 1999.

Interest expense for the three months ended June 30, 2000, was $495,000 compared to $751,000 for the same period in 1999. During the six months ended June 30, 2000, interest expense was $802,000 compared to $1,541,000 in the prior year. The decrease in interest expense in 2000 was due to lower average debt balances in the first and second quarter of 2000 compared to the same period in 1999. In June 1999, the Company paid-off all outstanding debt with proceeds received from the public offering of common stock completed in June 1999.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2000, the Company had a $75 million revolving line of credit with a bank group consisting of Hibernia National Bank, as agent, Chase Bank of Texas and Paribas ("the Banks"). The line is available through July 2001. Advances pursuant to this line of credit are limited to a borrowing base, which is presently $75 million. At the Company's election, it may use either the London interbank offered rate plus a margin of 1.38% to 1.75% or the prime rate plus a margin of 0% to 0.25%, with margins on both rates determined on the average outstanding borrowings under the credit facility. The borrowing base is redetermined semi-annually by the Banks based upon reserve evaluations of the Company's oil and gas properties. An average annual facility fee of 0.375% is charged quarterly for any unused portion of the credit line. The agreement is collateralized by oil and gas properties and also contains certain net worth and ratio requirements. At June 30, 2000, $39.5 million was outstanding under the line of credit. The Company expects to complete an increase in its credit facility to $125 million in August 2000.

During 2000, the Company plans to spend approximately $80 million on its total exploration and development program. The Company's drilling program is expected to include approximately 100 wells in the Raton Basin.

During the quarter ended June 30, 2000, the Company spent a total of approximately $17 million. Activities during this period included: the drilling of 32 Raton Basin wells, the addition of a new compressor, the completion of the Cottontail Pass Unit 24" line and other large diameter pipe, the purchase of fracture stimulation equipment to be used in the U.K. drilling program and the costs incurred in the drilling of 4 CBM wells in the U.K. Total capital costs for the six months ended June 30, 2000, were approximately $36 million.

The Company believes that cash flow from operations and available borrowings under its line of credit will be sufficient to fund 2000 capital expenditures. Future development of the Company's projects will require additional capital; however, the Company believes it will have sufficient capacity to fund all of its projects for the foreseeable future through its anticipated cash flows and its line of credit.

Cash flows provided by operating activities were $8,796,000 for the six months ended June 30, 2000, as compared to cash flows provided by operating activities of $4,721,000 for the same period in 1999. The increase was primarily due to the increase in natural gas production and natural gas prices in 2000.

Cash flows used in investing activities were $30,584,000 during the six months ended June 30, 2000, versus $19,696,000 for the same period in 1999. The increase in 2000 was primarily due to the costs associated with the continued development of the Raton Basin, including an upgrade of the gas collection system.

Cash flows provided by financing activities were $24,405,000 during the six months ended June 30, 2000, as compared to $16,259,000 in the same period during 1999. The increase was primarily due to increased borrowings on the Company's line of credit as a result of higher capital expenditures in 2000 as compared to 1999. In June 1999, the Company paid-off all outstanding debt with proceeds received from the public offering of common stock completed in June 1999.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. SFAS No. 133, superseded by SFAS No. 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Management believes the adoption of this statement will not have a material impact on the Company's financial statements.

In March 2000, the FASB issued Emerging Issues Task Force Issue No. 00-2, "Accounting for Web Site Development Costs" ("EITF 00-2"), which is effective for all such costs incurred for fiscal quarters beginning after June 30, 2000. This Issue establishes accounting and reporting standards for costs incurred to develop a web site based on the nature of each cost. Currently, as the Company has no web site development costs, the adoption of EITF 00-2 would have no impact on the Company's financial condition or results of operations. To the extent the Company begins to incur such costs in the future, the Company will adopt the EITF 00-2's disclosure requirements in the quarterly and annual financial statements for the year ending December 31, 2000.

In March 2000, the FASB issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" ("FIN 44"), which is effective July 1, 2000, except that certain conclusions in this Interpretation which cover specific events that occur after either December 15, 1998 or January 12, 2000 are recognized on a prospective basis from July 1, 2000. This Interpretation clarifies the application of APB Opinion 25 for certain issues related to stock issued to employees. The Company believes its existing stock-based compensation policies and procedures are in compliance with FIN 44 and, therefore, that the adoption of FIN 44 will have no material impact on the Company's financial condition, results of operations or cash flows.

ITEM 3. QUANTATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

The Company measures its exposure to market risk at any point in time by comparing its open positions to a market risk of fair value. The market prices the Company uses to determine fair value are based on management's best estimates, which consider various factors including closing exchange prices, volatility factors and the time value of money. At June 30, 2000, the Company was exposed to some market risk on its long-term debt, foreign currency and natural gas prices; however, management does not believe that such risk is material.

                           PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS.

Except as described below, there are no material pending legal proceedings to which the Company or its subsidiaries is a party to or which any of their property is subject.

On July 13, 1998, a localized group of citizens, Southern Colorado C.U.R.E., filed a lawsuit against EOC under the citizen suit provision of the Clean Water Act in the U.S. District Court for the District of Colorado, related to EOC's coal bed methane drilling operations in the Raton Basin near Trinidad, Colorado. EOC also coordinated with the EPA and the State of Colorado in the investigation of certain practices in connection with these operations. On January 7, 2000, EOC entered into a Compliance Order on Consent with the Colorado Department of Public Health and Environment ("CDPHE") that resolved water quality/discharge issues between the CDPHE and EOC. As a result, as anticipated, the Court has granted the Company's Motion to Dismiss the citizen suit, with prejudice, on the grounds that the Consent Order moots the federal case and bars C.U.R.E. from seeking further penalties for the same alleged violations. The only remaining outstanding matter relating to this case pertains to the assertion by C.U.R.E. that it is entitled to attorney fees, which the company disputes and will vigorously contest.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The following summarizes the votes at the Company's Annual Meeting of Shareholders held on June 16, 2000:

ELECTION OF DIRECTORS - with terms expiring at the Annual Shareholders Meeting in 2002:


              Name                      For          Withheld
              ----                      ---          --------
       Alain G. Blanchard            10,339,155       29,582
       Scott D. Sheffield            10,339,158       29,579


APPROVAL OF THE 2000 STOCK INCENTIVE PLAN OF EVERGREEN RESOURCES, INC.:

             For           Against         Abstain         Not Voted
             ---           -------         -------         ---------
          5,105,119       2,573,526        52,581          2,637,511


ITEM 5. OTHER INFORMATION.

Not Applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits.

     Exhibit 10.1 - 2000 Stock Incentive Plan of Evergreen Resources, Inc. (Incorporated by reference to Exhibit A to the Company's definitive proxy materials on Schedule 14A filed on May 1, 2000)*

     Exhibit 27 - Financial Data Schedule.

     *    Compensatory plan or arrangement

(b)  Reports on Form 8-K.

     Not applicable.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       EVERGREEN RESOURCES, INC.
                                              (Registrant)





Date: August 11, 2000                  By: /s/ Kevin R. Collins
                                          -----------------------------------
                                          Kevin R. Collins
                                          VP - Finance, Chief Financial Officer
                                          and Secretary (Principal Financial
                                          and Accounting Officer)