Form 10-Q
period 2000-09-30
EVERGREEN RESOURCES INC
filed 2000-11-14
CIK 353943

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: SEPTEMBER 30, 2000.



/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________


Commission file number:  001-13171


                            EVERGREEN RESOURCES, INC.
             (Exact name of registrant as specified in its charter)


               COLORADO                                   84-0834147
    ---------------------------------               -----------------------
      (State or Other Jurisdiction                     (I.R.S. Employer
    of Incorporation or Organization)                Identification Number)


       1401 17TH STREET SUITE 1200
            DENVER, COLORADO                                80202
    ---------------------------------               -----------------------
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

As of November 10, 2000, 18,016,051 shares of the Registrant's Common Stock, no par value, were outstanding.

                            EVERGREEN RESOURCES, INC.
                                      INDEX

                                                                                 Page
                                                                                Number
                                                                                -------
PART I. FINANCIAL INFORMATION

   Consolidated Balance Sheets as of September 30, 2000
      and December 31, 1999.....................................................   3

   Consolidated Statements of Income for the Three and Nine
      Months Ended September 30, 2000 and 1999..................................  4-5

   Consolidated Statements of Cash Flows for the Nine Months
      Ended September 30, 2000 and 1999.........................................   6

   Consolidated Statements of Comprehensive Income for the
      Three and Nine Months Ended September 30, 2000 and 1999...................   7

   Notes to Consolidated Financial Statements...................................  8-11

   Management's Discussion and Analysis of Financial
      Condition and Results of Operations....................................... 12-17

   Quantitative and Qualitative Disclosure
      About Market Risk.........................................................   18



PART II. OTHER INFORMATION.....................................................   19-20

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

EVERGREEN RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS

                                                                    September 30,   December 31,
                                                                        2000            1999
                                                                    -------------   -----------
                                                                    (Unaudited)
                                                                           (IN THOUSANDS)
ASSETS

Current:
     Cash and cash equivalents                                       $   1,955       $     651
     Accounts receivable                                                 9,348           5,021
     Other current assets                                                1,215             749
                                                                     ---------       ---------
        TOTAL CURRENT ASSETS                                            12,518           6,421
                                                                     ---------       ---------

 Property and equipment, at cost, based on full-cost accounting
     for oil and gas properties                                        420,103         199,179
     Less accumulated depreciation, depletion and amortization          30,173          24,845
                                                                     ---------       ---------
        NET PROPERTY AND EQUIPMENT                                     389,930         174,334
                                                                     ---------       ---------
Designated cash                                                          1,772           2,313
Other assets                                                            15,884           1,301
                                                                     ---------       ---------
                                                                     $ 420,104       $ 184,369
                                                                     =========       =========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                $   6,864       $   3,659
     Amounts payable to oil and gas property owners                      2,003           1,424
     Accrued expenses and other                                          4,529           1,400
                                                                     ---------       ---------
        TOTAL CURRENT LIABILITIES                                       13,396           6,483

Production taxes payable                                                 1,772           2,313
Deferred revenue                                                           980              --
Other long-term liability                                               35,000              --
Notes payable                                                           87,083          15,500
Deferred income tax liability                                           11,198           6,563
                                                                     ---------       ---------
        TOTAL LIABILITIES                                              149,429          30,859
                                                                     ---------       ---------
Series A redeemable preferred stock                                    100,000              --
                                                                     ---------       ---------
Stockholders' equity:
     Preferred stock, $1.00 par value; shares
        authorized, 25,000; 100 outstanding                                 --              --
     Common stock, $.01 stated value; shares authorized,
        50,000; shares issued and outstanding 15,158 and 14,621            152             146
     Additional paid-in capital                                        159,042         147,326
     Retained earnings                                                  12,725           6,205
     Accumulated other comprehensive loss                               (1,244)           (167)
                                                                     ---------       ---------
        TOTAL STOCKHOLDERS' EQUITY                                     170,675         153,510
                                                                     ---------       ---------
                                                                     $ 420,104       $ 184,369
                                                                     =========       =========

See accompanying notes to consolidated financial statements.

EVERGREEN RESOURCES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

                                                     Three Months Ended
                                                        September 30,
                                                     2000         1999
                                                   -------      -------
                                                    (IN THOUSANDS, EXCEPT
                                                        PER SHARE DATA)
Revenues:
     Natural gas revenues                          $12,047      $ 5,807
     Interest and other                                241           48
                                                   -------      -------
Total revenues                                      12,288        5,855
                                                   -------      -------
Expenses:
     Lease operating expenses                        2,192        1,285
     Production taxes                                  544          100
     Depreciation, depletion and amortization        2,190        1,171
     General and administrative expenses             1,219          859
     Interest expense                                  873           83
     Other expense                                      16           --
                                                   -------      -------
Total expenses                                       7,034        3,498
                                                   -------      -------
Income before income taxes                           5,254        2,357
Income tax provision - deferred                      2,049          919
                                                   -------      -------
Net income                                           3,205        1,438
Preferred stock dividends                              792           --
                                                   -------      -------
Net income attributable to common stock            $ 2,413      $ 1,438
                                                   =======      =======
Basic income per common share                      $  0.16      $  0.10
                                                   =======      =======
Diluted income per common share                    $  0.15      $  0.09
                                                   =======      =======


See accompanying notes to consolidated financial statements.

EVERGREEN RESOURCES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

                                                              Nine Months Ended
                                                                September 30,
                                                              2000         1999
                                                            -------      -------
                                                           (IN THOUSANDS, EXCEPT
                                                               PER SHARE DATA)
Revenues:
     Natural gas revenues                                   $27,696      $15,519
     Interest and other                                         403          162
                                                            -------      -------
Total revenues                                               28,099       15,681
                                                            -------      -------

Expenses:
     Lease operating expenses                                 5,265        3,410
     Production taxes                                         1,197          338
     Depreciation, depletion and amortization                 4,754        3,469
     General and administrative expenses                      3,121        2,193
     Interest expense                                         1,675        1,624
     Other expense                                              100           --
                                                            -------      -------
Total expenses                                               16,112       11,034
                                                            -------      -------

Income from continuing operations before income taxes        11,987        4,647
Income tax provision - deferred                               4,675        1,806
                                                            -------      -------
Income from continuing operations                             7,312        2,841
Discontinued operations:
      Gain on disposal of discontinued operations, net           --          452
                                                            -------      -------
Net income                                                    7,312        3,293
Preferred stock dividends                                       792           --
                                                            -------      -------
Net income attributable to common stock                     $ 6,520      $ 3,293
                                                            =======      =======
Basic income per common share:
     From continuing operations                             $  0.44      $  0.23
     From discontinued operations                                --         0.04
                                                            -------      -------
     Basic income per common share                          $  0.44      $  0.27
                                                            =======      =======
Diluted income per common share:
     From continuing operations                             $  0.41      $  0.22
     From discontinued operations                                --         0.03
                                                            -------      -------
     Diluted income per common share                        $  0.41      $  0.25
                                                            =======      =======


See accompanying notes to consolidated financial statements.

EVERGREEN RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                              Nine Months Ended
                                                                September 30,
                                                             2000           1999
                                                           --------       --------
                                                              (IN THOUSANDS)
Cash flows from operating activities:
Net income                                                 $  7,312       $  3,293
Adjustments to reconcile net income to cash
    provided by operating activities:
     Depreciation, depletion and amortization                 4,754          3,599
     Deferred income taxes                                    4,635          1,806
     Gain on disposal of discontinued operations, net            --           (452)
     Other                                                      330            414
Changes in operating assets and liabilities:
     Accounts receivable                                     (4,346)         1,029
     Other current assets                                      (467)          (846)
     Accounts payable                                         1,444            315
     Accrued expenses and other                               1,202            323
     Deferred revenue                                           980             --
                                                           --------       --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                    15,844          9,481
                                                           --------       --------
Cash flows from investing activities:
     Investment in property and equipment                   (86,321)       (33,840)
     Proceeds from the sale of investment                        --          2,259
     Decrease in designated cash                                541            666
     Change in production taxes payable                        (541)          (666)
     Increase in other assets                                   (97)          (283)
                                                           --------       --------
NET CASH USED BY INVESTING ACTIVITIES                       (86,418)       (31,864)
                                                           --------       --------
Cash flows from financing activities:
     Net proceeds from (payments on) notes payable           71,583        (37,139)
     Proceeds from sale of common stock, net                    298         65,509
     Principal payments on capital lease obligations             --         (4,029)
     Debt issue costs                                          (475)           (74)
     Cash held from operating oil and gas properties            579         (1,530)
                                                           --------       --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                    71,985         22,737
                                                           --------       --------
Effect of exchange rate changes on cash                        (107)             7
                                                           --------       --------
Increase in cash and cash equivalents                         1,304            361

Cash and cash equivalents, beginning of the period              651          1,334
                                                           --------       --------
Cash and cash equivalents, end of the period               $  1,955       $  1,695
                                                           ========       ========


See accompanying notes to consolidated financial statements.

EVERGREEN RESOURCES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

                                               Three Months Ended          Nine Months Ended
                                                  September 30,              September 30,
                                              ---------------------      ---------------------
                                                               (IN THOUSANDS)
                                                2000          1999        2000          1999
                                              -------       -------      -------       -------
Net income attributable to common stock       $ 2,413       $ 1,438      $ 6,520       $ 3,293

Foreign currency translation adjustments         (361)          347       (1,077)         (144)
                                              -------       -------      -------       -------
Comprehensive income                          $ 2,052       $ 1,785      $ 5,443       $ 3,149
                                              =======       =======      =======       =======


See accompanying notes to consolidated financial statements.

EVERGREEN RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2000
(UNAUDITED)


1.   Basis of Presentation

     Evergreen Resources, Inc. ("Evergreen" or the "Company") is an independent energy company engaged in the development, production, operation, exploration, and acquisition of oil and gas properties. Evergreen's primary focus is on developing and expanding its coal bed methane properties located on approximately 240,000 gross acres in the Raton Basin in southern Colorado. The Company also holds exploration licenses on approximately 470,000 acres onshore in the United Kingdom, an interest in a consortium exploring offshore in the Falkland Islands, an oil and gas exploration contract in northern Chile and exploratory acreage in northwestern Colorado. Evergreen operates all of its own producing properties.

     The financial statements include the accounts of Evergreen and its wholly-owned subsidiaries: Evergreen Operating Corporation ("EOC"), Evergreen Resources (UK) Ltd., Powerbridge, Inc., Evergreen Well Service Company, Primero Gas Marketing Company, EnviroSeis, LLC, XYZ Minerals, Inc. and Long Canyon Gas Company, LLC. All significant intercompany balances and transactions have been eliminated in consolidation.

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

     Effective September 1, 2000, Evergreen acquired interests in approximately 24,000 gross acres of producing coal bed methane properties in the Raton Basin for $176 million from an affiliate of KLT Gas, Inc., which is an indirect wholly owned subisidiary of Kansas City Power & Light Company ("KLT"). The total consideration consisted of approximately $70 million in cash, $100 million in mandatory redeemable preferred stock (see Note 6 for further discussion) and $6 million in the Company's common stock.

     The accompanying financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 1999. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Company's financial position as of September 30, 2000 and 1999 and the results of its operations and cash flows for the three and nine months then ended. Management believes all such adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of results to be expected for a full year.

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

3.   Earnings per Share

     The following table sets forth the computation of basic and diluted earnings per share:

                                                            Three Months Ended September 30,
                                                     2000                                     1999
                                      ---------------------------------      --------------------------------------
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                                 Per-                                      Per-
                                                   Weighted      Share                       Weighted      Share
                                      Income        Shares        Amt.       Income           Shares        Amt.
                                      -------       ------      -------      -------          ------      --------
Basic income per common share:        $ 2,413       14,975      $  0.16      $ 1,438          14,441      $   0.10
                                      =======       ======      =======      =======          ======      ========
Diluted income per common share:
  Net income                          $ 2,413       14,975                   $ 1,438          14,441
  Stock options                            --          820                        --             828
  Contingent shares - KLT (Note 4)         --          123                        --              --
                                      -------       ------                   -------          ------
                                      $ 2,413       15,918      $  0.15      $ 1,438          15,269      $   0.09
                                      =======       ======      =======      =======          ======      ========

                                                                    Nine Months Ended September 30,
                                                            2000                                      1999
                                             ---------------------------------      --------------------------------------
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                                         Per-                                     Per-
                                                          Weighted      Share                       Weighted      Share
                                             Income        Shares        Amt.       Income           Shares        Amt.
                                             -------       ------      -------      -------          ------      --------
Basic income per common share:
  Net income from continuing operations      $ 6,520       14,929      $  0.44      $ 2,841          12,390      $   0.23
                                                           ======                                    ======
  Discontinued operations, net                    --       14,929           --          452          12,390          0.04
                                             -------       ======      -------      -------          ======      --------
                                             $ 6,520       14,929      $  0.44      $ 3,293          12,390      $   0.27
                                             =======       ======      =======      =======          ======      ========
Diluted income per common share:
  Net income from continuing operations      $ 6,520       14,929                   $ 2,841          12,390
  Stock options                                   --          734                        --             725
  Contingent shares - KLT (Note 4)                --          123                        --              --
                                             -------       ------                   -------          ------
                                             $ 6,520       15,786      $  0.41      $ 2,841          13,115      $   0.22
                                                           ======                                    ======
  Discontinued operations, net                    --       15,786           --          452          13,115          0.03
                                             -------       ======      -------      -------          ======      --------
                                             $ 6,520       15,786      $  0.41      $ 3,293          13,115      $   0.25
                                             =======       ======      =======      =======          ======      ========


4.   Property Acquisition

     Effective September 1, 2000, Evergreen acquired interests in approximately 24,000 gross acres of producing coal bed methane properties in the Raton Basin for $176 million from an affiliate of KLT Gas, Inc., which is an indirect wholly owned subsidiary of Kansas City Power & Light Company ("KLT"). The total consideration consisted of approximately $70 million in cash, $100 million in mandatory redeemable preferred stock (see Note 6 for further discussion) and $6 million in the Company's common stock.
     The Company paid $35 million at closing and the remaining $35 million on October 2, 2000. As of September 30, 2000, this amount is included in other long term liability in the accompanying consolidated balance sheets.

     The acquired properties, estimated to contain 153 billion cubic feet (BCF) of proved gas reserves, are located in the southern Colorado portion of the Raton Basin. As of the closing date, September 20, 2000, the acquired properties were generating daily net sales of 28 million cubic feet
     (MMcf) of gas from a total of 151 net wells.

     The number of shares of the Company's common stock issued upon the closing of the acquisition was 201,748 and was calculated based on a per-share price equal to the average closing price of the Company's common stock during the fifteen-trading-day period ending on the day prior to the closing.

     In addition to the consideration paid at the closing of the acquisition, Evergreen may be required on January 5, 2001, to deliver additional shares of its common stock valued at $4 million, in the event the average of the monthly settle prices for the 2001 NYMEX natural gas futures contracts equals or exceeds $4.465 per MMBtu. The number of shares of stock issuable would be calculated based on a per-share price equal to the average closing price of the Company's common stock during the fifteen-trading-day period ending on the day prior to the date of delivery of such stock. As additional purchase consideration, Evergreen is required to pay a monthly net profits interest payment estimated at approximately $500,000 through the earlier of the redemption of the preferred stock (see Note 6) or January 1, 2003. The purchase allocation is preliminary and the final purchase price will be determined upon completion of management's review and resolution of these purchase contingencies.

     To provide the cash portion of the purchase price for this acquisition, the Company drew on its credit facility, as discussed in Note 5.

     The accompanying consolidated statements of income for the three and nine months endeded September 30, 2000 include activity from the KLT property acquisition for the month of September 2000.

     The following unaudited pro forma consolidated results of operations are presented as if the KLT property acquisition had occurred at the beginning of the periods presented.

                                              THREE MONTHS ENDED        NINE MONTHS ENDED
                                                 SEPTEMBER 30,            SEPTEMBER 30,
                                              2000          1999        2000        1999
                                              ----          ----        ----        ----
                                               (in thousands, except per share amounts)
     Net revenue                            $17,797       $ 9,404      $44,357     $24,209
     Net income                             $ 5,255       $ 1,449      $10,484     $ 1,872
     Net income (loss) attributable
       to common stock                      $ 2,879       $  (926)     $ 3,358     $(5,253)
     Income (loss) per common share
       Basic                                $  0.19       $ (0.06)     $  0.22     $ (0.42)
       Diluted                              $  0.18       $ (0.06)     $  0.21     $ (0.39)

5.   Financing Agreement

     The Company renegotiated it's credit facility in September 2000.
     Evergreen currently has a $150 million revolving credit facility with a bank group consisting of Hibernia National Bank, BNP-Paribas, Wells Fargo Bank Texas, NA, BankOne, NA, Fleet National Bank and Bank of Scotland ("the Banks"). This line of credit is available through July 1, 2003, and advances are limited to the borrowing base (which is currently $150 million) that is to be redetermined semi-annually by the bank group based upon reserve evaluations of the Company's oil and gas properties. At the Company's election, it may use either LIBOR plus a margin of 1.125% to 1.50% or the prime rate plus a margin of 0% to .25%, with margins on both rates determined on the average outstanding borrowings under the credit facility. No more than four LIBOR tranches can be outstanding at any time under the credit facility. An average annual commitment fee of .375% is charged quarterly for any unused portion of the credit line. The agreement is collateralized by all domestic oil and gas properties and guaranteed by substantially all of the Company's subsidiaries. The credit agreement contains certain net worth, leverage and ratio requirements. The Company has received commitments from the Banks to increase its credit facility to $200 million and expects to complete this increase by December 1, 2000.

6.   Redeemable Preferred Stock

     In connection with the KLT property acquisition, discussed above, the Company's Board of Directors authorized and issued 100,000 shares of Series A redeemable preferred stock $1 par value, with a liquidation preference of $1,000 per share. The preferred stock earns dividends at a rate of 9.5% until December 31, 2000. From January 1, 2001 to March 31, 2001, the dividend rate would be 21.5%, and after April 1, 2001, the dividend rate would be 27.5%. The preferred stock is not convertible, and has voting rights only with respect to (1) certain extraordinary corporate transactions such as a merger, consolidation or sale of all or substantially all of the Company's assets; (2) the issuance of debt or equity securities that are senior to or on par with the preferred stock;
     (3) the redemption of the Company's common stock or any other stock ranking junior to or on par with the preferred stock; (4) the payment of dividends with respect to the Company's common stock; and (5) certain other matters that would affect its holders. In addition to the special voting rights provided above, the holders of the preferred stock shall also have the right to vote as a separate class on any matter if required by the Colorado Business Corporation Act or any successor statute.

     Evergreen may redeem all preferred stock for an amount equal to the liquidation preference of $1,000 per share plus an amount equal to all dividends, if any, accumulated and unpaid whether or not declared or earned, including any dividends therein calculated through the date of redemption. A mandatory redemption may occur, at the option of the holders, at any time after June 30, 2001, or earlier if the Company completes a stock offering, meeting certain conditions. The offering described in Note 8 qualifies as such an offering.

7.   Discontinued Operations

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

8.   Subsequent Event

     On November 8, 2000, the Company completed a public offering of its shares, whereby it sold 2,840,000 shares at $29.375 per share. Proceeds, net of underwriters' commissions and estimated expenses of $4.7 million, were $78.7 million all of which was used to repay outstanding indebtedness under Evergreen's credit facility, including indebtedness incurred in connection with the Company's recent acquisition of the KLT properties in the Raton Basin.

     Evergreen has also granted the underwriters an option, exercisable until December 4, 2000, to purchase up to an additional 426,000 shares for the purpose of covering over-allotments, if any. The offering was lead managed by A. G. Edwards & Sons, Inc. and co-managed by ING Barings, PaineWebber Incorporated, Howard Weil, a division of Legg Mason Wood Walker, Inc., Brean Murray & Co. and Hibernia Southcoast Capital.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including statements regarding, among other items, (i) the Company's growth strategies, (ii) anticipated trends in the Company's business and its future results of operations, and (iii) market conditions in the oil and gas industry. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, many of which are beyond the Company's control. Such risks and uncertainties include, among other things, a decline in natural gas production, a decline in natural gas prices, incorrect estimations of required capital expenditures, increases in the cost of drilling, completion and gas gathering, an increase in the cost of production and operations, an inability to meet growth projections, and/or changes in general economic conditions. These and other risks and uncertainties, which are described in more detail in the Company's Annual Report on Form 10-K and the Company's Prospectus Supplement dated November 2, 2000, included in its Registration Statement on Form S-3 (Registration No. 333-78203) filed with the Securities and Exchange Commission, could cause actual results and developments to be materially different from those expressed or implied by any of these forward-looking statements.

GENERAL

Evergreen is an independent energy company engaged in the development, production, operation, exploration and acquisition of oil and gas properties. Evergreen's primary focus is on developing and expanding its coal bed methane properties located on approximately 240,000 gross acres in the Raton Basin in southern Colorado. The Company also holds exploration licenses on approximately 470,000 acres onshore in the United Kingdom, an interest in a consortium exploring offshore in the Falkland Islands, an oil and gas exploration contract in northern Chile and exploratory acreage in northwestern Colorado. Evergreen operates all of its producing properties.

DEVELOPMENTS

GENERAL

The Company's common stock began trading on the New York Stock Exchange ("NYSE") on September 8, 2000. Prior to that time, the Company's shares traded on the Nasdaq Stock Market under the ticker symbol "EVER." The Company's common stock on the NYSE is listed under the new ticker symbol "EVG."

RATON BASIN

As of November 9, 2000, Evergreen had 489 net producing gas wells. Current net daily gas sales are at approximately 76 million cubic feet ("MMcf").

During the quarter ended September 30, 2000, the Company drilled 18 Vermejo coal formation wells, 3 Raton coal formation wells and 2 monitor wells. During the first nine months of 2000, Evergreen drilled a total of 66 Vermejo coal formation wells, 12 Raton coal formation wells and 2 monitor wells.

Due to increasing production in the Raton Basin, Colorado Interstate Gas Company ("CIG") completed a 20-inch loop of its Picketwire Lateral pipeline, which became operational on November 1,

2000. This pipeline increased takeaway capacity by 34 MMcf per day to 134 MMcf per day. Evergreen's current firm transportation commitments, including a recent increase and commitments assumed with the KLT property acquisition, are 74 MMcf of gross gas sales per day, increasing to 85 MMcf per day starting November 1, 2000. Other projects are scheduled by CIG to further increase takeaway capacity in 2001. The Company has committed to an additional 40 MMcf per day, subject to a ramp-up schedule increasing 5 MMcf per day every four months starting October 1, 2001 through February 2004. Thus, the Company's total transportation obligations committed to will increase in increments to 125 MMcf per day by February 2004. If Evergreen is unable to fulfill its transportation commitments, amounts paid will be credited toward future transportation costs through August 2006.

The Company enters into contractual obligations that require future physical delivery of its natural gas production to attempt to manage price risk with regard to a portion of its natural gas production. As of September 30, 2000 the Company had entered into contracts to sell approximately 45 million British thermal units ("MMBtu") per day through October 31, 2000 at average net prices in excess of $2.00 per thousand cubic feet ("Mcf"), 10 MMBtu per day at a net price of $2.10 per Mcf for the period of October 1, 2000 through December 31, 2000, and 10 MMBtu per day at NYMEX less $0.20 and 10 MMBtu per day at a net price of $2.28 per Mcf for the period of November 1, 2000 through October 1, 2001. The Company has also extended a contract to sell 10 MMBtu per day from November 1, 2000 through March 31, 2003 for the lesser of the current market price or a net price of $2.45 per Mcf. In consideration for this contract, the Company will receive $1,762,000 over the 12 month period ended October 31, 2000, which will be amortized as revenue pro-rata over the contract term including the extended term through March 2003. As of September 30, 2000, the Company has received $1,468,000, of which $980,000 has been recognized as deferred revenue and will be recorded as revenue in future periods.

UNITED KINGDOM

In April, 2000, Evergreen started the development of its coal bed methane gas properties in the United Kingdom. A total of 9 wells have been drilled to date, of which 5 were coal bed methane ("CBM") wells and 4 were mine-gas interaction and gob gas wells. Total well depth ranged from 2,213 feet to 3,960 feet for CBM wells and 1,485 feet to 2,156 feet for the mine-gas interaction and gob gas wells. Total coal thickness ranged from 75 feet to 97 feet of coal. Through November 3, 2000, the Company fracture stimulated the 5 CBM wells using its own pumping equipment in conjunction with a new completion technology utilizing "coiled tubing." Management believes this is the first time that nitrified foam fracs using coiled tubing technology have been used in the U.K. Coiled tubing completions isolate individual coal seams that are to be fraced versus fracing a group of coals using current technology. Coiled tubing also provides for a better in-zone propped fracture with increased length at lower overall costs.

The Company anticipates its evaluation of the results of the drilling program will be completed sometime in early 2001. If the project is successful, management believes initial gas sales could begin by the end of 2001. During 2000, the Company estimates that it will spend approximately $12 million for the U.K. program. This includes the purchase of the well service fracture stimulation equipment of approximately $3 million and the drilling and completing of 11 coal bed methane, mine-gas interaction and gob gas wells.

RESULTS OF OPERATIONS-THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000

The following table sets forth certain operating data of the Company for the periods presented:

                                                 Three Months Ended    Nine Months Ended
                                                   September 30,         September 30,
                                                 -----------------     -----------------
                                                  2000       1999       2000        1999
                                                 ------     ------     -------     ------
Natural gas production (MMcf)                     5,001      3,549      12,578      9,910
Average realized sales price per Mcf             $ 2.41     $ 1.64     $  2.20     $ 1.57

Cost per Mcf:
   Lease operating expense                       $ 0.44     $ 0.36     $  0.42     $ 0.34
   Production taxes                              $ 0.11     $ 0.03     $  0.10     $ 0.03
   Depreciation, depletion and amortization      $ 0.44     $ 0.33     $  0.38     $ 0.35
   General and administrative                    $ 0.24     $ 0.24     $  0.25     $ 0.22

The Company reported net income of $2,413,000 or $0.15 per diluted common share for the three months ended September 30, 2000, compared to net income of $1,438,000 or $0.09 per diluted common share for the same period in 1999. For the nine months ended September 30, 2000, the Company reported net income of $6,520,000 or $0.41 per diluted common share compared to net income of $3,293,000 or $0.25 per diluted common share in 1999. The nine months earnings in 1999 included a one-time, after tax gain of $452,000 or $0.03 per diluted share, resulting from the sale of Evergreen's 49% interest in Maverick. The increases in net income during the three and nine months ended September 30, 2000, as compared to the prior year were attributable primarily to increases in gas sales volumes and prices.

Natural gas revenues increased to $12,047,000 during the three months ended September 30, 2000, from $5,807,000 for the same period in the prior year. During the nine months ended September 30, 2000, natural gas revenues increased to $27,696,000 from $15,519,000 for the same period in the prior year. The increases in natural gas revenues for the three and nine month periods ended September 30, 2000 compared to the same period in 1999 were due to 41% and 27% increases in natural gas sales volumes and 47% and 40% increases in natural gas prices, respectively. At September 30, 2000, the number of net producing Raton Basin wells increased to 473 from 220 at September 30, 1999. The increase in the number of producing wells in 2000 as compared to 1999 is due to the drilling of 78 new wells in 2000 and the acquisition of 151 net producing wells in the Raton Basin.

Lease operating expenses for the three months ended September 30, 2000 were $2,192,000 or $0.44 per Mcf compared to $1,285,000 or $0.36 per Mcf for the same period in 1999. During the nine months ended September 30, 2000, lease operating expenses were $5,265,000 or $0.42 per Mcf as compared to $3,410,000 or $0.34 per Mcf for the same period in the prior year. The increase in lease operating expense in 2000 as compared to 1999 was due to the increase in the number of producing wells, increases in field personnel and contract labor and work-over costs related to well repairs and maintenance costs for compressors. Production taxes increased for the three months ended September 30, 2000 to $544,000 or $0.11 per Mcf as compared to $100,000 or $0.03 per
Mcf for the same period in 1999, due to higher natural gas prices. For the nine months ended September 30, 2000, production taxes were $1,197,000 or $0.10 per Mcf as compared to $338,000 or $0.03 per Mcf for the same period in the prior year. In addition, the 1999 property tax expense was reduced due to a refund of property taxes that was received in 1999 as a result of the reduction in the ad-valorem tax rates for prior years.

Depreciation, depletion and amortization expense for the three months ended September 30, 2000, was $2,190,000 compared to $1,171,000 for the same period in 1999. On an equivalent Mcf basis, depreciation, depletion and amortization expense was $0.44 per Mcf for the three months ended

September 30, 2000 and $0.33 per Mcf for the same period in the prior year. During the nine months ended September 30, 2000, depreciation, depletion and amortization expense was $4,754,000 or $0.38 per Mcf as compared to $3,469,000 or $0.35 per Mcf for the same period in the prior year. The increase in the cost per Mcf for the three and nine months in 2000 as compared to 1999 was due primarily to the KLT property acquisition.

General and administrative expenses were $1,219,000 during the three months ended September 30, 2000, as compared to $859,000 during the same period in 1999. For the nine months ended September 30, 2000, general and administrative expenses were $3,121,000 as compared to $2,193,000 for the same period in the prior year. The increase over 1999 was due to the increase in administrative staff, salaries, and related benefits and other corporate expenses as a result of the significant growth of the Company. Also, through March 1999, EOC operated properties for various third party working interest owners. In January 1999, the working interest owners sold those properties. As such EOC did not receive overhead payments for the operation of those properties after March 1999, which increased the Company's general and administrative expenses by $192,000 for the nine months ended September 30, 2000 as compared to the same period in 1999.

Interest expense for the three months ended September 30, 2000, was $873,000 compared to $83,000 for the same period in 1999. During the nine months ended September 30, 2000, interest expense was $1,675,000 compared to $1,624,000 in the same period in the prior year. The increase in interest expense in 2000 was due to higher average debt balances in the three and nine months ended September 30, 2000 compared to the same periods in 1999. In June 1999, the Company paid-off all outstanding debt with proceeds received from the public offering of common stock completed in June 1999.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2000, the Company had a $150 million revolving line of credit with a bank group consisting of Hibernia National Bank, BNP Paribas, Wells Fargo Bank of Texas, NA, Bank One, Fleet National Bank, and Bank of Scotland ("the Banks"). The line is available through July 2003. Advances pursuant to this line of credit are limited to a borrowing base, which is presently $150 million. At the Company's election, it may use either the London interbank offered rate, or LIBOR, plus a margin of 1.125% to 1.50% or the prime rate plus a margin of 0% to 0.25%, with margins on both rates determined on the average outstanding borrowings under the credit facility. No more than four LIBOR tranches can be outstanding at any one time under the credit facility. The borrowing base is redetermined semi-annually by the Banks based upon reserve evaluations of the Company's oil and gas properties. An average annual facility fee of 0.375% is charged quarterly for any unused portion of the credit line. The agreement is collateralized by all domestic oil and gas properties and also contains certain net worth, leverage and ratio requirements. At September 30, 2000, $87.1 million was outstanding under the credit facility, with a current average interest rate of 7.75%. On November 9, 2000, the Company paid off $79 million with the proceeds from the offering as described below. As of November 10, 2000, the Company has outstanding approximately $48 million. The Company has received commitments from the Banks to increase its credit facility to $200 million and expects to complete this increase by December 1, 2000.

On November 8, 2000, the Company completed a public offering of its common stock, whereby it sold 2,840,000 shares at $29.375 per share. Proceeds, net of underwriters' commissions and estimated expenses of $4.7 million, were $78.7 million all of which was used to repay outstanding indebtedness under Evergreen's credit facility, including indebtedness incurred in connection with the Company's recent acquisition of the KLT properties in the Raton Basin.

Evergreen has also granted the underwriters an option, exercisable until December 4, 2000, to purchase up to an additional 426,000 shares for the purpose of covering over-allotments, if any. The offering was lead managed by
A. G. Edwards &

Sons, Inc. and co-managed by ING Barings, PaineWebber Incorporated, Howard Weil, a division of Legg Mason Wood Walker, Inc., Brean Murray & Co. and Hibernia Southcoast Capital.

In connection with the KLT property acquisition, the Company paid approximately $70 million in cash ($35 million was paid on September 20, 2000, and $35 million was paid on October 2, 2000) borrowed under its credit facility, $100 million in mandatory redeemable preferred stock and $6 million in Evergreen common stock. In addition to the consideration paid at the closing of the acquisition, the Company will be required on or before January 5, 2001 to deliver additional shares of common stock valued at $4 million, in the event the average of the monthly settle prices for the 2001 NYMEX natural gas contracts equals or exceeds $4.465 per MMBtu. As additional purchase consideration, the Company is required to pay a monthly net profits interest payment estimated at approximately $500,000 through the earlier of the redemption of the preferred stock or January 1, 2003. The purchase allocation is preliminary and will be finalized upon completion of management's review and resolution of these purchase contingencies.

In connection with the acquisition, the Company issued 100,000 shares of mandatory redeemable preferred stock, with an aggregate liquidation value of $100 million. Each share has a liquidation and redemption value of $1,000, plus accrued dividends. Evergreen can elect to redeem the stock at any time, and the holder can require Evergreen to redeem it at any time after June 30, 2001, or earlier if the Company completes a stock offering meeting certain conditions. The offering described above qualifies as such an offering. The preferred stock earns dividends from September 1, 2000 at an annual rate of 9.5% until December 31, 2000. From January 1, 2001 to March 31, 2001, the annual dividend rate would be 21.5%, and after March 31, 2001, the annual dividend rate would be 27.5%. The preferred stock has voting rights in specified circumstances and is not convertible.

During the nine months ended September 30, 2000, the Company spent a total of approximately $53 million on capital expenditures, excluding the KLT property acquisition. Activities during this period included: the drilling of 78 Raton Basin wells, the addition of a new compressor, the completion of the Cottontail Pass Unit 24" line and other large diameter pipe, the purchase of fracture stimulation equipment to be used in the U.K. drilling program and the costs incurred in the drilling of 5 CBM wells, 3 mine-gas interaction wells and 1 gob gas well in the U.K.

The Company's capital expenditure budget for the last three months of 2000 is approximately $29 million, of which the Company expects to use approximately $4 million to drill 22 Raton Basin wells, approximately $16 million for compression and gathering projects and approximately $4 million for well completion and testing in its U.K. project.

The Company expects the increased gas production from the KLT property acquisition to significantly increase cash flows in the fourth quarter of 2000 and in 2001. As a result of its increased reserves from the acquisition, the Company will increase its bank credit facility up to $200 million by December 1, 2000. The increase in the bank credit facility and the proceeds from the recently completed offering will enable Evergreen to fund the redemption of the mandatory redeemable preferred stock and its ongoing drilling projects in the Raton Basin and the United Kingdom.

Cash flows provided by operating activities were $15,844,000 for the nine months ended September 30, 2000, as compared to cash flows provided by operating activities of $9,481,000 for the same period in 1999. The increase was primarily due to the increase in natural gas production and natural gas prices in 2000.

Cash flows used in investing activities were $86,418,000 during the nine months ended September 30, 2000, versus $31,864,000 for the same period in 1999. The increase in 2000 was primarily due to the costs associated with the continued development of the Raton Basin, including an upgrade of the gas collection system and the KLT property acquisition.

Cash flows provided by financing activities were $71,985,000 during the nine months ended September 30, 2000, as compared to $22,737,000 in the same period during 1999. The increase was primarily due to increased borrowings on the Company's line of credit as a result of higher capital expenditures and the KLT property acquisition in 2000 as compared to 1999. In June 1999, the Company paid off all outstanding debt with proceeds received from the public offering of common stock completed in June 1999.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. SFAS No. 133, amended by SFAS No. 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Management believes the adoption of this statement will not have a material impact on the Company's financial statements.

In 1999, the SEC issued Staff Accounting Bulletin No. 101, which deals with revenue recognition and is effective in the fourth quarter of 2000. The Company does not expect its adoption to have a material effect on the Company's financial statements.

In March 2000, the FASB issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" ("FIN 44"), which was effective July 1, 2000, except that certain conclusions in this Interpretation which cover specific events that occur after either December 15, 1998 or January 12, 2000 are recognized on a prospective basis from July 1, 2000. This Interpretation clarifies the application of APB Opinion 25 for certain issues related to stock issued to employees. The Company adopted this interpretation on July 1, 2000. The adoption of FIN 44 had no material impact on the Company's financial condition, results of operations or cash flows.

ITEM 3. QUANTATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

COMMODITY RISK. The Company's major market risk exposure is in the pricing applicable to the Company's gas production. Realized pricing is primarily driven by the prevailing price for crude oil and spot prices applicable to the Company's United States natural gas production. Historically, prices received for gas production have been volatile and unpredictable. Pricing volatility is expected to continue.

The Company periodically enter into contractual obligations that require future delivery of the Company's natural gas production to attempt to manage price risk with regard to a portion of the Company's natural gas production. A 10% improvement in year-end spot market prices would not have affected the Company's physical gas contracts in place as those contracts were lower than the spot plus 10%. A 10% decline in mid-year spot market prices on mid-year production not covered under contractual obligations would reduce 2000 revenues, assuming production volumes remain the same.

INTEREST RATE RISK. At November 9, 2000, the Company has long-term debt outstanding of $48 million. The interest rates on the outstanding debt range from LIBOR plus 1.125% to prime. Interest rates are variable, however, they may be fixed at the Company's option for periods of time between 30 to 90 days. A 10% increase in short-term interest rates on the floating-rate debt outstanding at November 9, 2000 would equal approximately 78 basis points. Such an increase in interest rates would not materially impact our 2000 interest expense assuming borrowed amounts remain outstanding at current levels.

FOREIGN CURRENCY RISK. The Company's net assets, revenue and expense accounts from the Company's U.K. subsidiary are based on the U.S. dollar equivalent of such amounts measured in the British pound sterling. Assets and liabilities of the U.K. subsidiaries are translated to U.S. dollars using the applicable exchange rate as of the end of a reporting period. Revenues, expenses and cash flow are translated using the average exchange rate during the reporting period.

The Company has not had any significant operations in the United Kingdom for the past several years. In 2000, the Company started a drilling program consisting of 5 conventional coal bed methane wells and 4 interaction and gob gas wells. Any significant change in the exchange rate for the pound sterling would have an impact on the cost of the drilling program.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Except as described below, there are no material pending legal proceedings to which the Company or any of its subsidiaries is a party to or which any of their property is subject.

On July 13, 1998, a localized group of citizens, Southern Colorado C.U.R.E., filed a lawsuit against EOC under the citizen suit provision of the Clean Water Act in the U.S. District Court for the District of Colorado, related to EOC's water production associated with coal bed methane drilling operations in the Raton Basin near Trinidad, Colorado. EOC also coordinated with the EPA and the State of Colorado in the investigation of certain practices in connection with these operations. On January 7, 2000, EOC entered into a Compliance Order on Consent with the Colorado Department of Public Health and Environment ("CDPHE") that resolved water quality/ discharge issues between the CDPHE and EOC. As a result, as anticipated, the U.S. District Court granted the Company's Motion to Dismiss the citizen suit, with prejudice, on the grounds that the Consent Order moots the federal case and bars C.U.R.E. from seeking further penalties for the same alleged violations. The only outstanding matter related to this case pertains to the assertion by C.U.R.E. that it is entitled to attorneys fees, which the Company disputes and has vigorously contested. Management believes that in the event attorney fees are granted, it would not have a material adverse effect on the Company's operations.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

As of September 20, 2000, the Company issued 201,748 shares of common stock and 100,000 shares of mandatory redeemable preferred stock to a limited liability company, believed to be an accredited investor, in connection with an acquisition of property interests in the Raton Basin. The Company issued these shares of common stock and preferred stock in reliance on the exemption from registration provided by Section 4(2) of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable

ITEM 5. OTHER INFORMATION.

Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits.

     Exhibit 2.1 - Agreement for Purchase and Sale dated September 19, 2000, by and between Apache Canyon Gas, L.L.C., as Seller and Evergreen Resources, Inc. as Buyer (Incorporated by reference to Exhibit 2.1 to the Company's Form 8-K filed on October 5, 2000).

     Exhibit 2.2 - Agreement for Purchase and Sale dated September 19, 2000 by and between Apache Canyon Gas, L.L.C., as Seller and Evergreen Resources, Inc. as Buyer (Incorporated by reference to Exhibit 2.2 to the Company's Form 8-K filed on October 5, 2000).

     Exhibit 27 - Financial Data Schedule.

(b)  Reports on Form 8-K.

     None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       EVERGREEN RESOURCES, INC.
                                            (Registrant)





Date: November 14, 2000                By: /s/ Kevin R. Collins
                                          -----------------------------------
                                          Kevin R. Collins
                                          VP - Finance, Chief Financial Officer
                                          and Secretary (Principal Financial
                                          and Accounting Officer)