Form 10-K405
period 2000-12-31
EVERGREEN RESOURCES INC
filed 2001-03-09
CIK 353943

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER 0-13171
                            ------------------------

                           EVERGREEN RESOURCES, INC.
             (Exact name of registrant as specified in its charter)

                 COLORADO
      (State or other jurisdiction of                        84-0834147
      incorporation or organization)            (I.R.S. Employer Identification No.)

             1401 17TH STREET
                SUITE 1200
             DENVER, COLORADO                                   80202
 (Address of principal executive offices)                    (Zip Code)

                                 (303) 298-8100
              (Registrant's telephone number, including area code)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

            TITLE OF EACH CLASS               NAME OF EACH EXCHANGE ON WHICH REGISTERED
            -------------------               -----------------------------------------
        Common Stock, no par value                     New York Stock Exchange
           Share Purchase Rights                       New York Stock Exchange

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                      None
                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K, is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    As of February 28, 2001, the Registrant had 18,328,193 common shares outstanding, and the aggregate market value of the common shares held by non-affiliates was approximately $486,400,000 based upon the closing price of $31.55 per share for the common stock on February 28, 2001, as reported on the New York Stock Exchange.

DOCUMENTS INCORPORATED BY REFERENCE: DEFINITIVE PROXY MATERIALS FOR 2001 ANNUAL MEETING OF STOCKHOLDERS--PART III, ITEMS 10, 11, 12, AND 13.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                          PAGE
                                                                        --------
                                    PART I

Item 1.   Business....................................................      5
Item 2.   Properties..................................................     21
Item 3.   Legal Proceedings...........................................     27
Item 4.   Submission of Matters to a Vote of Security Holders.........     28

                                    PART II

Item 5.   Market for Registrant's Common Equity and Related
            Stockholder Matters.......................................     28
Item 6.   Selected Financial Data.....................................     29
Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................     31
Item 7A.  Quantitative and Qualitative Disclosure about Market Risk...     37
Item 8.   Financial Statements and Supplementary Data.................     38
Item 9.   Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure..................................     38

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant..........     38
Item 11.  Executive Compensation......................................     38
Item 12.  Security Ownership of Certain Beneficial Owners and
            Management................................................     38
Item 13.  Certain Relationships and Related Transactions..............     38

                                    PART IV

Item 14.  Exhibits, Consolidated Financial Statement Schedules and
            Reports on Form 8-K.......................................     39

Signatures............................................................     41

                              CERTAIN DEFINITIONS

    The following are definitions of terms commonly used in the oil and natural gas industry and this document.

    Unless otherwise indicated in this document, natural gas volumes are stated at the legal pressure base of the state or area in which the reserves are located at 60 (degrees) Fahrenheit. As used in this document, the following terms have the following specific meanings: "Mcf" means thousand cubic feet, "MMcf" means million cubic feet, "Bcf" means billion cubic feet, and "MMBtu" means million British thermal units.

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

    GOB GAS. Gob gas is methane that has collected in abandoned underground coal mines.

    GROSS ACRES OR GROSS WELLS. The total acres or wells, as the case may be, in which the Company has a working interest.

    LOE. Lease operating expenses, which includes, among other things, extraction costs and property taxes.

    MINE GAS INTERACTION WELL. A well drilled into the fractured area surrounding an abandoned coal mine.

    NET ACRES OR NET WELLS. A net acre or well is deemed to exist when the sum of the Company's fractional ownership working interests in gross acres or wells, as the case may be, equals one. The number of net acres or wells is the sum of the fractional working interests owned in gross acres or wells, as the case may be, expressed as whole numbers and fractions thereof.

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

                                     PART I

ITEM 1.  BUSINESS

GENERAL

    Evergreen Resources, Inc. ("Evergreen" or "the Company") is a Colorado corporation organized on January 14, 1981. Evergreen is an independent energy company engaged in the development, production, operation, exploration and acquisition of natural gas properties. Evergreen is one of the leading developers of coal bed methane reserves in the United States. Its current operations are principally focused on developing and expanding its coal bed methane project located in the Raton Basin in southern Colorado. The Company has begun a coal bed methane project in the United Kingdom and owns additional interests in other domestic and international areas.

    Evergreen maintains its principal executive offices at 1401 17th Street, Suite 1200, Denver, Colorado 80202, and its telephone number is (303) 298-8100.

    The authorized capitalization of the Company is 50,000,000 shares of no par value common stock, of which 18,328,193 shares were issued and outstanding at December 31, 2000, and 24,900,000 shares of $1.00 par value preferred stock, none of which were issued and outstanding at December 31, 2000.

    On November 20, 2000, the Company completed a public offering of its common shares, whereby it sold 3,008,300 shares at $29.375 per share. Proceeds, net of underwriters' commissions and expenses of $4.9 million, were $83.5 million, which was used to reduce the outstanding balance on the Company's line of credit.

    This report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including statements regarding, among other items,
(i) the Company's growth strategies, (ii) anticipated trends in the Company's business and its future results of operations, (iii) market conditions in the oil and gas industry, (iv) the ability of the Company to make and integrate acquisitions and (v) the outcome of litigation and the impact of governmental regulation. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, many of which are beyond the Company's control. Actual results could differ materially from those implied by these forward-looking statements as a result of, among other things, a decline in natural gas production, a decline in natural gas prices, incorrect estimations of required capital expenditures, increases in the cost of drilling, completion and gas collection, an increase in the cost of production and operations, an inability to meet growth projections, or changes in general economic conditions. These and other risks are discussed under the heading "Business--Certain Risks." In light of these and other risks and uncertainties of which the Company may be unaware or which the Company currently deems immaterial, there can be no assurance that actual results will be as projected in the forward-looking statements.

    For a discussion of the development of the Company's business, see Item 2 and for a discussion of the assets by geographic area, see Note 15 to the Consolidated Financial Statements.

BUSINESS ACTIVITIES

RATON BASIN

    The Company's current operations are principally focused on developing and expanding its coal bed methane project located in the Raton Basin in southern Colorado.

    The Company is one of the largest holders of oil and gas leases in the Raton Basin. Evergreen holds interests in approximately 258,000 gross acres of coal bed methane properties in the basin. At

December 31, 2000, the Company had estimated net proved reserves of 875 Bcf, 62% of which were proved developed, with a PV-10 of approximately $2.9 billion. The Company's net daily gas sales at December 31, 2000 were approximately 76 MMcf from a total of 491 net producing wells. Total production from the Company's wells accounts for approximately 90% of the gas currently sold from the Raton Basin. Evergreen's Raton Basin drilling program has enabled the Company to build an extensive inventory of additional drilling locations. The Company has identified over 750 additional drilling locations on its Raton Basin acreage, of which 263 were included in its estimated proved reserve base at December 31, 2000. The Company operates and has a 100% working interest in substantially all of its Raton Basin acreage and wells.

    Since Evergreen began its drilling efforts in the Raton Basin, the Company has drilled more than 300 wells and achieved a success rate of approximately 98%. In addition, the Company has acquired 194 net producing wells. From
March 31, 1995 through December 31, 2000, Evergreen grew its estimated proved reserves from 58 Bcf to 875 Bcf. During the same period, the Company's net daily gas sales increased from 1.3 MMcf to approximately 76 MMcf.

    Management believes success in the Raton Basin has enabled the Company to become one of the lowest-cost finders, developers and producers among U.S. publicly-traded independent oil and gas companies. From the beginning of the Company's Raton Basin project through December 31, 2000, the Company has spent approximately $149 million on the drilling and completion of its wells, pipelines, gas collection systems and compression equipment, and $224 million on the acquisition of additional properties. This represents an estimated total finding and development cost of $0.25 per Mcf excluding acquisitions and $0.43 per Mcf including acquisitions.

PROPERTY ACQUISITION

    Effective September 1, 2000, the Company acquired interests in approximately 24,000 gross acres of producing coal bed methane properties in the Raton Basin from an affiliate of KLT Gas Inc., which is an indirect wholly-owned subsidiary of Kansas City Power & Light Company ("KLT property acquisition"). The acquired properties are located adjacent to the Company's existing properties in the southern Colorado portion of the Raton Basin. The total price consideration for the properties was approximately $181.6 million. For additional discussion, see
Item 2--Properties.

    At September 1, 2000, the acquired properties contained estimated net proved reserves of 153.2 Bcf, 93% of which were proved developed. Almost all of the estimated reserves are assigned to the Vermejo coal formation. The acquired properties are generating net daily sales of approximately 28 MMcf of gas from a total of 151 net wells.

UNITED KINGDOM PROJECT

    Evergreen holds exploration licenses covering approximately 470,000 acres in the United Kingdom. In April 2000, the Company began drilling activities on these coal bed methane properties using the Company's own purpose-built equipment and personnel. A total of nine wells have been drilled, and the Company anticipates that its evaluation of the results of the drilling program will be completed in 2001. If the project is successful, the Company believes initial gas sales could begin by the end of 2001. During 2000, Evergreen invested approximately $7.7 million in this project, including approximately
$3 million for drilling and fracture stimulation equipment. In 2001, the Company anticipates an additional investment in the U.K. of up to $11 million.

BUSINESS STRATEGY

    The Company's objective is to enhance shareholder value by increasing reserves, production, cash flow, earnings and net asset value per share. To accomplish this objective, the Company intends to capitalize on its experience and operating expertise in coal bed methane properties and on its other competitive strengths, which include:

    - an inventory of drilling locations of approximately 750 drilling locations in the Raton Basin,

    - a track record for significantly growing the Company's reserve base through development drilling and acquisitions, and

    - an industry leading position as a low-cost finder, developer and producer of natural gas.

CUSTOMERS AND MARKETS

    GAS MARKETING. Primero Gas Marketing Company ("Primero") is a wholly-owned subsidiary of the Company that was formed to market and sell natural gas for the Company and third parties. To date, Primero has marketed and sold gas only on behalf of the Company, royalty interests and working interest partners. Primero also operates the Company's gas collection systems and purchases all the Company's production from its Raton Basin wells.

    Gas production from the Raton Basin is transported by Colorado Interstate Gas Co. ("CIG") through the Campo Lateral, a 115 mile, 16-inch pipeline that connects to CIG's main pipeline system and permits Evergreen to sell its gas into Midwest and East Coast markets.

    Current Raton Basin gas sales total approximately 100 MMcf per day. Takeaway capacity on the CIG system from the Raton Basin is currently 150 MMcf per day. CIG is planning an additional 150 MMcf per day expansion in 2001. The Company believes that this expansion will provide sufficient transportation capacity to accommodate significant growth in its gas sales volumes in the future.

    The Company's current firm transportation commitments are 85 MMcf of gross gas sales per day. In addition, the Company has committed to an additional 40 MMcf per day, subject to a ramp-up schedule increasing 5 MMcf per day every four months from October 1, 2001 through February 2004. Thus, Evergreen's total transportation obligations committed to will increase in increments to 125 MMcf gross per day by February 2004. If the Company is unable to fulfill its transportation commitments, amounts paid will be credited toward future transportation costs through August 2006.

    MAJOR CUSTOMERS. Evergreen has three major customers, Natural Gas Transmission Services, Inc., E Prime Inc. and Aquila Energy Corporation, which purchased approximately 61%, 22% and 12%, respectively, of the Company's gas production for the year ended December 31, 2000. Based on the general demand for gas, the loss of any or all of these customers would not be expected to have a material adverse effect on Evergreen's business. As the Company's base of production grows in the Raton Basin, the Company hopes to be able to enter into long-term contracts with end users at favorable prices. Currently, the Company's gas is sold at spot market prices or under contracts for terms of up to three years.

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

GOVERNMENT REGULATION OF THE OIL AND GAS INDUSTRY

    GENERAL. The Company's business is affected by numerous laws and regulations, including energy, environmental, conservation, tax and other laws and regulations relating to the energy industry. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, the imposition of injunctive relief or both. Moreover, changes in any of these laws and regulations could have a material adverse effect on the Company's business. In view of the many uncertainties with respect to current and future laws and regulations, including their applicability to the Company, the Company cannot predict the overall effect of such laws and regulations on its future operations.

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

    FEDERAL REGULATION OF THE SALE AND TRANSPORTATION OF OIL AND GAS. Various aspects of the Company's oil and natural gas operations are regulated by agencies of the Federal government. The Federal Energy Regulatory Commission ("FERC") regulates the transportation and sale for resale of natural gas in interstate commerce pursuant to the Natural Gas Act of 1938 ("NGA") and the Natural Gas Policy Act of 1978 ("NGPA"). In the past, the Federal government has regulated the prices at which oil and gas could be sold. While "first sales" by producers of natural gas, and all sales of crude oil, condensate and natural gas liquids can currently be made at uncontrolled market prices, Congress could reenact price controls in the future. Deregulation of wellhead sales in the natural gas industry began with the enactment of the NGPA in 1978. In 1989, Congress enacted the Natural Gas Wellhead Decontrol Act (the "Decontrol Act"). The Decontrol Act removed all NGA and NGPA price and non-price controls affecting wellhead sales of natural gas effective January 1, 1993.

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

    The courts have largely affirmed the significant features of Order No. 636 and numerous related orders pertaining to the individual pipelines, although certain appeals remain pending and the FERC continues to review and modify its open access regulations. In particular, the FERC is conducting a broad review of its transportation regulations, including how they operate in conjunction with state proposals for retail gas marketing restructuring, whether to eliminate cost-of-service rates for short-term transportation, whether to allocate all short-term capacity on the basis of competitive auctions, and whether changes to long-term transportation policies may also be appropriate to avoid a market bias toward short-term contracts. In February 2000, the FERC issued Order No. 637 amending certain regulations governing interstate natural gas pipeline companies in response to the development of more competitive markets for natural gas and natural gas transportation. The goal of Order No. 637 is to "fine tune" the open access regulations implemented by Order No. 636 to accommodate subsequent changes in the market. Key provisions of Order No. 637 include: (1) waiving the price ceiling for short-term capacity release transactions until September 30, 2002, subject to review and possible extension of the program at that time;
(2) permitting value-oriented peak/off peak rates to better allocate revenue responsibility between short-term and long-term markets;
(3) permitting term-differentiated rates, in order to better allocate risks between shippers and the pipeline; (4) revising the regulations related to scheduling procedures, capacity, segmentation, imbalance management, and penalties; (5) retaining the right of first refusal ("ROFR") and the 5 year matching cap for long-term shippers at maximum rates, but significantly narrowing the ROFR for customers that the FERC does not deem to be captive; and
(6) adopting new web site reporting requirements that include daily transactional data on all firm and interruptible contracts and daily reporting of scheduled quantities at points or segments. The new reporting requirements became effective September 1, 2000. The Company cannot predict what action the FERC will take on these matters, in the future, nor can it accurately predict whether the FERC's actions will, over the long term, achieve the goal of increasing competition in markets in which the Company's natural gas is sold. However, the Company does not believe that it will be affected by any action taken materially differently than other natural gas producers and marketers with which it competes.

    Commencing in October 1993, the FERC issued a series of rules (Order Nos. 561 and 561-A) establishing an indexing system under which oil pipelines will be able to change their transportation rates, subject to prescribed ceiling levels. The indexing system, which allows pipelines to make rate changes to track changes in the Producer Price Index for Finished Goods, minus one percent, became effective January 1, 1995. The Company does not believe that these rules affect it any differently than other oil producers and marketers with which it competes.

    The FERC has also issued numerous orders confirming the sale and abandonment of natural gas gathering facilities previously owned by interstate pipelines and acknowledging that if the FERC does not have jurisdiction over services provided thereon, then such facilities and services may be subject to regulation by state authorities in accordance with state law. A number of states have either enacted new laws or are considering the adequacy of existing laws affecting gathering rates and/or services. Other state regulation of gathering facilities generally includes various safety, environmental, and in some circumstances, nondiscriminatory take requirements, but does not generally entail rate regulation. Thus, natural gas gathering may receive greater regulatory scrutiny of state agencies in the future. The Company's gathering operations could be adversely affected should they be subject in the future to increased state regulation of rates or services, although the Company does not believe that it would be affected by such regulation any differently than other natural gas producers or gatherers. In addition, the FERC's approval of transfers of previously regulated gathering systems to independent or pipeline affiliated gathering companies that are not subject to FERC regulation may affect competition for gathering or natural gas marketing services in areas served by those systems and thus may affect both the costs and the nature of gathering services that will be available to interested producers or shippers in the future.

    The Company owns certain natural gas pipeline facilities that it believes meet the traditional tests the FERC has used to establish a pipeline's status as a gatherer not subject to the FERC jurisdiction. Whether on state or federal land, natural gas gathering may receive greater regulatory scrutiny in the post-Order No. 636 environment.

    The Company conducts certain operations on federal oil and gas leases, which are administered by the Minerals Management Service (the "MMS"). Federal leases contain relatively standard terms and require compliance with detailed MMS regulations and orders, which are subject to change. Among other restrictions, the MMS has regulations restricting the flaring or venting of natural gas, and has proposed to amend such regulations to prohibit the flaring of liquid hydrocarbons and oil without prior authorization. Under certain circumstances, the MMS may require any Company operations on federal leases to be suspended or terminated. Any such suspension or termination could materially and adversely affect the Company's financial condition, cash flows and operations. The MMS issued a final rule that amended its regulations governing the valuation of crude oil produced from federal leases. This new rule, which became effective June 1, 2000, provides that the MMS will collect royalties based on the market value of oil produced from federal leases. The lawfulness of the new rule has been challenged in federal court. Evergreen cannot predict whether this new rule will be upheld in federal court, nor can the Company predict whether the MMS will take further action on this matter. However, the Company does not believe that, if it were to produce crude oil, this new rule will affect it any differently than other producers and marketers of crude oil.

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

    BUREAU OF LAND MANAGEMENT. Of the Company's Raton Basin acreage, approximately 134,000 gross acres are held within three federal units that the Company operates and that are administered by the Federal Bureau of Land Management ("BLM"). See "Item 2. Properties--Raton Basin Properties and Operations." Inclusion of property within a unit simplifies lease maintenance for the Company and promotes orderly development of its coal bed methane project.

    The BLM controls isolated parcels of federally owned surface and/or minerals in the Raton Basin. To date, two coal bed methane wells have been drilled on BLM minerals. Drilling and development of federal minerals and construction activities on federal surface are subject to the National Environmental Policy Act ("NEPA"). BLM has delayed additional drilling on federal oil and gas leases held by Evergreen, pending completion of an environmental assessment under NEPA. Development of adjacent fee lands and minerals has proceeded unhindered. Access to fee lands has not been hindered by the presence of isolated parcels of federal surface. The number of proposed wells on BLM minerals represents approximately one percent of the total number of wells Evergreen has planned in the Raton Basin.

    STATE REGULATION. The Company's operations are also subject to regulation at the state and in some cases, county, municipal and local governmental levels. Such regulation includes requiring permits for the drilling of wells, maintaining bonding requirements in order to drill or operate wells and regulating the location of wells, the method of drilling and casing wells, the surface use and restoration of properties upon which wells are drilled, the plugging and abandoning of wells and the disposal of fluids used and produced in connection with operations. The Company's operations are also subject to various conservation laws and regulations. These include (1) the size of drilling and spacing units or proration units, (2) the density of wells that may be drilled and (3) the unitization or pooling of oil and gas properties. In addition, state conservation laws establish maximum rates of production from oil and gas wells, generally prohibit the venting or flaring of gas and impose certain requirements regarding the ratability of production. State regulation of gathering facilities generally includes various safety, environmental and, in some circumstances, nondiscriminatory take requirements, but (except as noted above) does not generally entail rate regulation. These regulatory burdens may affect profitability, and the Company is unable to predict the future cost or impact of complying with such regulations.

    ENVIRONMENTAL MATTERS. The Company is subject to extensive federal, state and local environmental laws that regulate the discharge or disposal of materials or substances into the environment and otherwise are intended to protect the environment. Numerous governmental agencies issue rules and regulations to implement and enforce such laws, which are often difficult and costly to comply with and which carry substantial administrative, civil and criminal penalties and in some cases injunctive relief for failure to comply. Some laws, rules and regulations relating to the protection of the environment may, in certain circumstances, impose "strict liability" for environmental contamination. Such laws render a person or company liable for environmental and natural resource damages, cleanup costs and, in the case of oil spills in certain states, consequential damages without regard to negligence or fault. Other laws, rules and regulations may require the rate of oil and natural gas production to be below the economically optimal rate or may even prohibit exploration or production activities in environmentally sensitive areas. In addition, state laws often require some form of remedial action such as closure of inactive pits and plugging of abandoned wells to prevent pollution from former or suspended operations. Legislation has been proposed and continues to be evaluated in Congress from time to time that would reclassify certain oil and gas exploration and production wastes as "hazardous wastes." This reclassification would make such wastes subject to much more stringent storage, treatment, disposal and clean-up requirements. If such legislation were to be enacted, it could have a significant adverse impact on the operating costs of the Company, as well as the oil and gas industry in general. Initiatives to further regulate the disposal of oil and gas wastes are also proposed in certain states from time to time and may include initiatives at county, municipal and local government levels. These various initiatives could have a similar adverse impact on the Company. The regulatory burden on the oil and natural gas industry increases its cost and risk of doing business and consequently affects its profitability.

    Compliance with these environmental requirements, including financial assurance requirements and the costs associated with the cleanup of any spill, could have a material adverse effect upon the Company's capital expenditures, earnings or competitive position. The Company believes that it is in substantial compliance with current applicable environmental laws and regulations and that continued compliance with existing requirements will not have a material adverse impact on it. Nevertheless, changes in environmental laws have the potential to adversely affect Evergreen's operations. For example, the federal Comprehensive Environmental Response, Compensation and Liability Act ("CERLA"), also known as the "Superfund" law, imposes liability, without regard to fault or the legality of the original conduct, on certain classes of persons with respect to the release of a "hazardous substance" into the environment. These persons include the current or prior owner or operator of the disposal site or sites where the release occurred and companies that transported, disposed or arranged for the transport or disposal of the hazardous substances found at the site. Persons who are or were responsible for releases of hazardous substances under CERCLA may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources, and it is not uncommon for the federal or state government to pursue such claims. It is also not uncommon for neighboring landowners and other third parties to file claims for personal injury or property or natural resource damages allegedly caused by the hazardous substances released into the environment. Under CERCLA, certain oil and gas materials and products are, by definition, excluded from the term "hazardous substances." At least two Federal courts have held that certain wastes associated with the production of crude oil may be classified as hazardous substances under CERCLA. Similarly, under the federal Resource, Conservation and Recovery Act ("RCRA"), which governs the generation, treatment, storage and disposal of "solid wastes" and "hazardous wastes," certain oil and gas materials and wastes are exempt from the definition of "hazardous wastes." This exemption continues to be subject to judicial interpretation and increasingly stringent state interpretation. During the normal course of the Company's operations, the Company generates or has generated in the past exempt and non-exempt wastes, including hazardous wastes, that are subject to RCRA and comparable state statutes and implementing regulations. The federal Environmental Protection Agency ("EPA") and various state agencies continue to promulgate regulations that limit the disposal and permitting options for certain hazardous and non-hazardous wastes.

    The Company currently owns or leases, and has in the past owned or leased, several properties that have long been used to store and maintain oil and gas exploration and production equipment. In particular, current and prior operations of the Company included oil and gas production in the Rocky Mountain states and the portion of the Permian Basin that lies within the State of New Mexico.

Although the Company utilized operating and disposal practices that were standard for the industry at the time, hydrocarbons, materials or other wastes may in the past have been disposed of or released on or under the properties owned or leased by the Company or on or under other locations where such wastes have been taken for disposal. In addition, many of these properties have from time to time been operated by third parties whose management of hydrocarbons, hazardous materials and wastes was not under the Company's control. These properties and the waste disposed thereon may be subject to CERCLA, RCRA, and analogous state laws and regulations. Under such laws and regulations, the Company could be required to remove or remediate previously disposed wastes (including wastes disposed of or released by prior owners or operators) or property contamination (including groundwater contamination).

    In connection with the Company's coal bed methane gas production, the Company from time to time conducts production enhancement techniques, including various activities designed to induce hydraulic fracturing of the coal bed. While the Company performs its production enhancement techniques in substantial compliance with the requirements set forth by the State of Colorado, neither Colorado nor the EPA regulates this coal bed formation hydraulic fracturing as a form of underground injection. On August 7, 1997, the U.S. Court of Appeals for the Eleventh Circuit held, in a case brought by a citizen environmental organization, that hydraulic fracturing performed in coal bed methane gas production in Alabama falls within the definition of "underground injection" as defined in the federal Safe Drinking Water Act and, therefore, the EPA is required to regulate this activity. As a consequence of this holding, the Eleventh Circuit also granted a petition filed by the plaintiff in the case to review the EPA's refusal to initiate proceedings that would withdraw federal approval of Alabama's Underground Injection Control program. The EPA has recently commenced a comprehensive study of environmental risks associated with coal bed methane hydraulic fracturing techniques and anticipates that its final report will be completed by winter 2002. It is possible that hydraulic fracturing of coal beds for methane gas production will become regulated within the United States as a form of underground injection, resulting in the imposition of stricter performance standards (which, if not met, could result in diminished opportunities for methane gas production enhancement) and increased administrative and operating costs for the Company. Evergreen's management cannot predict at this time whether potential future regulation of hydraulic fracturing as a form of underground injection would have an adverse material effect on the Company's operations or financial position. However, such regulation is not expected to be any more burdensome to the Company than it would be to other similarly situated companies involved in coal bed methane gas production or tight gas sands production within the United States.

    In Evergreen's coal bed methane gas production, the Company typically brings naturally occurring groundwater to the surface as a by-product of the production of methane gas. This "produced groundwater" is either re-injected into the subsurface or stored or disposed of in evaporation ponds or permitted natural collection features located on the surface at or near the well-site in compliance with federal and state statutes and regulations. In some cases, the produced groundwater is used for stock watering, agricultural or dust suppression purposes, also in substantial compliance with federal, state and local laws and regulations. The legal and regulatory classification of this produced groundwater under the environmental laws discussed above as well as under the Clean Water Act, a strict liability statute that governs the discharge of "pollutants" to "waters of the United States," has been a source of dispute, as discussed below and in the section entitled "Legal Proceedings." Under the Clean Water Act and various other state requirements and regulations, the EPA, the State of Colorado Department of Public Health and the Environment ("CDPHE"), and the Colorado Oil and Gas Conservation Commission ("COGCC") each continue to assert administrative and regulatory enforcement authority over the storage and disposal of such produced groundwater. The EPA and the CDPHE have recently clarified their classification of either: (1) produced groundwater as a "pollutant," and (2) the storage, use and disposal of such water on the surface as a "discharge to waters of the United States." This regulatory determination could have a significant impact on the regulatory treatment of this groundwater management practice and on the Company's understanding of its past and future compliance in connection with the Clean Water Act. On January 7, 2000, EOC, one of the Company's wholly owned subsidiaries, agreed to a Compliance Order on Consent from the CDPHE that resolved certain water storage and discharge issues between the CDPHE and EOC. Under the Consent Order, EOC has obtained additional permits and has the option to install a water supply system as a Supplemental Environmental Project ("SEP"), in lieu of civil penalties of $173,000, that will benefit rural landowners in the areas in which the Company operates. The Company may process a portion of its produced water to meet potability standards or pursue other water supply project options in cooperation with local governments. Under the Consent Order, the minimum cost of an SEP is $347,440 and the maximum cost of the SEP is $367,000. The Consent Order resolves all outstanding issues between EOC and Colorado state regulatory agencies, particularly the CDPHE, governing the discharge of produced water from the Company's coal bed methane operations in the Raton Basin.

    The Company's operations involve the use of gas fired compressors to transport collected gas; these compressors are subject to federal and state regulations for the control of air emissions. The Company has received a Title V permit application for its Burro Canyon compressor facility and construction permits for natural gas-fired compressors at other facilities, as applicable. Title V status for a facility results in significant increased testing, monitoring and administrative and compliance costs. To date, other compressor facilities have not triggered Title V requirements due to the design of the facility and the use of state-of-the-art engines and pollution control equipment that serve to reduce air emissions. In the autumn of 2000, Evergreen made a capital investment in enhanced emissions control equipment for six of its compressors at the Rita Canyon compressor facility which kept this facility below the Title V threshold. The Company has obtained construction permits for additional compression in excess of current needs in anticipation of increased production from Raton Basin. However, in the future, additional facilities could become subject to Title V requirements as compressor facilities are expanded or if regulatory interpretations of Title V applicability change. Stack testing and emissions monitoring costs will grow as these facilities are expanded and if they trigger Title V. Evergreen recently received a Compliance Order on Consent resolving the CDPHE Air Pollution Control Division's allegations that the Company violated certain air permitting requirements. As settlement of these claims, the Company has agreed to pay a $52,000 civil penalty and perform a SEP, including the installation of pollution control equipment, at a combined cost of approximately $100,000. This work has been completed. Evergreen is also engaged in discussions with CDPHE Air Pollution Control Division over the nature of a state permit requirement to report "insignificant sources" of emissions at the Burro Canyon facility. Evergreen believes that it is in substantial compliance with applicable laws, rules and regulations relating to the control of air emissions at all of its facilities. The Company is exploring the possibility of favorable tax treatment from the State of Colorado for the installation of oxidizing catalysts to reduce carbon monoxide emissions from the Company's compressor facilities and recovery of some compliance costs from the compressor engine manufacturer.

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

    The Company's oil and gas operations outside of the United States are subject to similar foreign governmental controls and restrictions pertaining to the environment. These regulations, controls and restrictions may be more complex and onerous, resulting in increased costs for regulatory compliance over similar operations in the U.S. These costs may be increased by foreign government's unfamiliarity with coal bed methane operations and onshore drilling practices that are standard in the United States.

The Company believes that compliance with existing requirements of such governmental bodies has not had a material adverse effect on the Company's operations.

    At this time, the Company has no plans to make any material capital expenditures for environmental control facilities.

TITLE TO PROPERTIES

    As is customary in the oil and gas industry, only a preliminary title examination is conducted at the time the Company acquires leases of properties believed to be suitable for drilling operations. Prior to the commencement of drilling operations, a thorough title examination of the drill site tract is conducted by independent attorneys. Once production from a given well is established, the Company prepares a division order title report indicating the proper parties and percentages for payment of production proceeds, including royalties. The Company believes that titles to its leasehold properties are good and defensible in accordance with standards generally acceptable in the oil and gas industry.

EMPLOYEES

    At February 5, 2001, the Company had 132 full-time employees.

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

    THE COMPANY'S OPERATIONS REQUIRE LARGE AMOUNTS OF CAPITAL.

    Evergreen's current development plans will require it to make large capital expenditures for the exploration and development of its natural gas properties. Also, the Company must secure substantial capital to explore and develop its international projects. Historically, Evergreen has funded its capital expenditures through a combination of funds generated internally from sales of production or properties, the issuance of equity, long-term debt financing and short-term financing arrangements. The Company currently does not have any sources of additional financing other than its credit facility. Management cannot be sure that any additional financing will be available to the Company on acceptable terms. Future cash flows and the availability of financing will be subject to a number of variables, such as:

    - the success of its coal bed methane project in the Raton Basin,

    - the Company's success in locating and producing new reserves,

    - the level of production from existing wells, and

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

    Estimates of oil and natural gas reserves, by necessity, are projections based on geologic and engineering data, and there are uncertainties inherent in the interpretation of such data as well as the projection of future rates of production and the timing of development expenditures. Reserve engineering is a subjective process of estimating underground accumulations of oil and natural gas that are difficult to measure. The accuracy of any reserve estimate is a function of the quality of available data, engineering and geological interpretation and judgment. Estimates of economically recoverable oil and natural gas reserves and future net cash flows necessarily depend upon a number of variable factors and assumptions, such as historical production from the area compared with production from other producing areas, the assumed effects of regulations by governmental agencies and assumptions governing future oil and natural gas prices, future operating costs, severance and excise taxes, development costs and workover and remedial costs, all of which may in fact vary considerably from actual results. For these reasons, estimates of the economically recoverable quantities of oil and natural gas attributable to any particular group of properties, classifications of such reserves based on risk of recovery, and estimates of the future net cash flows expected therefrom may vary substantially. Any significant variance in the assumptions could materially affect the estimated quantity and value of the reserves. Actual production, revenues and expenditures with respect to the Company's reserves will likely vary from estimates, and such variances may be material. See "Properties--Natural Gas Reserves."

    In addition, readers should not construe PV-10 as the current market value of the estimated oil and natural gas reserves attributable to the Company's properties. Management has based the estimated discounted future net cash flows from proved reserves on prices and costs as of the date of the estimate, in accordance with applicable regulations, whereas actual future prices and costs may be materially higher or lower. For example, the reserve reports included in this Form 10-K were estimated using a calculated weighted average sales price of $9.18 per Mcf, which was based on gas prices of $9.28 per Mcf, the spot market price for gas on December 31, 2000. During 2000, the Company's net realized gas prices were as high as $11.30 per Mcf and as low as $2.03 per Mcf. Many factors will affect actual future net cash flows, including:

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

    THE COMPANY DEPENDS HEAVILY ON EXPANSION AND DEVELOPMENT OF THE RATON BASIN.

    All of Evergreen's proved reserves are in the Raton Basin, and its future growth plans rely heavily on increasing production and reserves in the Raton Basin. The Company's proved reserves will decline as reserves are depleted, except to the extent the Company conducts successful exploration or development activities or acquires other properties containing proved reserves.

    At December 31, 2000, the Company had estimated net proved undeveloped reserves of approximately 330 Bcf, which constituted approximately 38% of its total estimated net proved reserves. The Company's development plan includes increasing its reserve base through continued drilling and development of its existing properties in the Raton Basin. Evergreen cannot be sure, though, that its planned projects in the Raton Basin will lead to significant additional reserves or that it will be able to continue drilling productive wells at anticipated finding and development costs.

    EVERGREEN'S PRODUCING PROPERTY ACQUISITIONS CARRY SIGNIFICANT RISKS.

    Evergreen's recent growth is due in part to acquisitions of producing properties. The successful acquisition of producing properties requires an assessment of a number of factors beyond the Company's control. These factors include recoverable reserves, future oil and gas prices, operating costs and potential environmental and other liabilities. These assessments are inexact and their accuracy is inherently uncertain. In connection with these assessments, the Company performs a review of the subject properties that it believes is generally consistent with industry practices. However, such a review will not reveal all existing or potential problems. In addition, the review will not permit a buyer to become sufficiently familiar with the properties to fully assess their deficiencies and capabilities. The Company does not inspect every well. Even when a well is inspected, structural and environmental problems are not necessarily discovered. Normally, Evergreen acquires interests in properties on an "as is" basis with limited remedies for breaches of representations and warranties. In addition, competition for producing oil and gas properties is intense and many of its competitors have financial and other resources substantially greater than those available to the Company. Therefore, Evergreen cannot assure you that it will be able to acquire oil and gas properties that contain economically recoverable reserves or that it will acquire such properties at acceptable prices.

    THE COMPANY'S INDUSTRY IS HIGHLY COMPETITIVE.

    Major oil companies, independent producers, institutional and individual investors are actively seeking oil and gas properties throughout the world, along with the equipment, labor and materials required to operate properties. Many of the Company's competitors have financial and technological resources vastly exceeding those available to Evergreen. Many oil and gas properties are sold in a competitive bidding process in which the Company may lack technological information or expertise available to other bidders. The Company cannot be sure that it will be successful in acquiring and developing profitable properties in the face of this competition.

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

    THE COMPANY'S BUSINESS IS SUBJECT TO OPERATING HAZARDS THAT COULD RESULT IN
     SUBSTANTIAL LOSSES.

    The oil and natural gas business involves operating hazards such as well blowouts, craterings, explosions, uncontrollable flows of oil, natural gas or well fluids, fires, formations with abnormal pressures, pipeline ruptures or spills, pollution, releases of toxic gas and other environmental hazards and risks, any of which could cause the Company substantial losses. In addition, the Company may be liable for environmental damage caused by previous owners of property it owns or leases. As a result, the Company may face substantial liabilities to third parties or governmental entities, which could reduce or eliminate funds available for exploration, development or acquisitions or cause Evergreen to incur losses. An event that is not fully covered by insurance--for instance, losses resulting from pollution and environmental risks, which are not fully insurable--could have a material adverse effect on the Company's financial condition and results of operations.

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

    HEDGING TRANSACTIONS MAY LIMIT THE COMPANY'S POTENTIAL GAINS.

    To manage Evergreen's exposure to price risks in the marketing of its natural gas, the Company enters into natural gas fixed price physical delivery contracts as well as commodity price swap contracts from time to time with respect to a portion of its current or future production. While intended to reduce the effects of volatile natural gas prices, these transactions may limit the Company's potential gains if natural gas prices were to rise substantially over the price established by the hedge. In addition, such transactions may expose Evergreen to the risk of financial loss in certain circumstances, including instances in which:

    - the Company's production is less than expected,

    - there is a widening of price differentials between delivery points for the Company's production and the delivery point assumed in the hedge arrangement,

    - the counterparties to the Company's futures contracts fail to perform the contracts, or

    - a sudden, unexpected event materially impacts natural gas prices.

    THE COMPANY MAY FACE UNANTICIPATED WATER DISPOSAL COSTS.

    Based on the Company's previous experience with coal bed methane gas production in the Raton Basin, management believes that the COGCC will continue to routinely approve permits for the use of well-site pits and evaporation ponds for the disposal of produced water. Where groundwater produced from the Raton Basin coal seams will not exceed surface discharge permit levels, and in many cases will meet state and federal primary drinking water standards, Evergreen can lawfully discharge the water into arroyos and surface waters pursuant to permits obtained from the State of Colorado. All of these disposal options require an extensive third-party water sampling and laboratory analysis program to ensure compliance with state permit standards. These monitoring costs are directly related to the number of well-site pits, evaporation ponds and discharge points.

    Where water of lesser quality is discovered or the Company's wells produce water in excess of the applicable volumetric permit limits, Evergreen may have to drill additional disposal wells to re-inject the produced water back into deep underground rock formations. Produced water is currently injected at four such wells and permits to drill three more of these underground injection control (UIC) wells have been received. If any of the following occur (1) the Company cannot obtain future permits from the State of Colorado, (2) water of lesser quality is discovered, (3) the Company's wells produce excess water or new laws or (4) regulations require water to be disposed of in a different manner, the costs to dispose of this produced water may increase, which could have a material adverse effect on the Company's operations in this area.

    Evergreen has been the defendant in a lawsuit under the federal Water Pollution Control Act, or Clean Water Act, relating to regulatory requirements for its water disposal from certain of its Raton Basin wells. See "Legal Proceedings" for additional information with respect to this lawsuit.

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

    THE COMPANY MUST COMPLY WITH COMPLEX ENVIRONMENTAL REGULATIONS.

    The Company's operations are subject to complex and constantly changing environmental laws and regulations adopted by U.S. federal, state and local governmental authorities as well as by foreign governments where the Company is engaged in exploration or production operations. New laws or regulations, or changes to current requirements, could have a material adverse effect on its business. State, federal and local environmental agencies have relatively little experience with the regulation of coal bed methane operations, which are technologically different from conventional oil and gas operations. This inexperience has created uncertainty regarding how these agencies will interpret air, water and waste requirements and other regulations to coal bed methane drilling, fracture stimulation methods, production and water disposal operations. Evergreen will continue to be subject to uncertainty associated with new regulatory interpretations and inconsistent interpretations between state and federal agencies. The Company could face significant liabilities to the government and third parties for discharges of oil, natural gas or other pollutants into the air, soil or water, and Evergreen could have to spend substantial amounts on investigations, litigation and remediation. The Company cannot be sure that existing environmental laws or regulations, as currently interpreted or enforced, or as they may be interpreted, enforced or altered in the future, will not materially adversely affect its results of operations and financial condition. As a result, the Company may face material indemnity claims with respect to properties it owns or has owned.

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

    MARKET CONDITIONS COULD CAUSE THE COMPANY TO INCUR LOSSES ON ITS
     TRANSPORTATION CONTRACTS.

    The Company has gas transportation contracts that require it to transport minimum volumes of natural gas. If the Company ships smaller volumes, it may be liable for the shortfall. Unforeseen events, including production problems or substantial decreases in the price for natural gas, could cause the Company to ship less than the required volumes, resulting in losses on these contracts. See
Note 12 to the Consolidated Financial Statements.

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

    THE COMPANY DEPENDS ON KEY PERSONNEL.

    Evergreen's success will continue to depend on the continued services of its executive officers and a limited number of other senior management and technical personnel. Loss of the services of any of these people could have a material adverse effect on the Company's operations. The Company does not have employment agreements with any of the executive officers.

    THE COMPANY DOES NOT PAY DIVIDENDS.

    The Company has never declared or paid any cash dividends on its common stock and management has no intention to do so in the near future.

    THE COMPANY'S ARTICLES OF INCORPORATION AND BYLAWS HAVE PROVISIONS THAT DISCOURAGE CORPORATE TAKEOVERS AND COULD PREVENT SHAREHOLDERS FROM REALIZING A PREMIUM ON THEIR INVESTMENT.

    The Company's articles of incorporation and bylaws contain provisions that may have the effect of delaying or preventing a change in control. These provisions, among other things, provide for noncumulative voting in the election of the board and impose procedural requirements on shareholders who wish to make nominations for the election of directors or propose other actions at shareholders' meetings. Also, the Company's articles of incorporation authorize the Board to issue up to 24,900,000 shares of preferred stock without shareholder approval and to set the rights, preferences and other designations, including voting rights, of those shares as the Board may determine. These provisions, alone or in combination with each other and with the rights plan described below, may discourage transactions involving actual or potential changes of control, including transactions that otherwise could involve payment of a premium over prevailing market prices to shareholders for their common stock.

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

ITEM 2.  PROPERTIES

OPERATIONS

    The Company's wholly-owned operating subsidiary, EOC, is primarily responsible for drilling, evaluation and production activities associated with various properties. As of February 28, 2001, EOC was serving as operator for approximately 482 gross producing wells owned by the Company.

    The Company believes that, as operator, it is in a better position to control costs, safety, and timeliness of work as well as other critical factors affecting the economics of a well or a property, including maintaining good community relations.

    EOC presently operates wells which represent 97% of Evergreen's proved reserves.

NATURAL GAS RESERVES

    The table below sets forth the Company's quantities of proved reserves, as audited as of December 31, 2000 by independent petroleum engineers Netherland Sewell & Associates, Inc. ("NSAI"). For the years ended December 31, 1999 and 1998, the proved reserves were audited by both NSAI and Resource Services International, Inc. All of these proved reserves were located in the continental U.S., and the present value of estimated future net revenues from these reserves was calculated on a non-escalated price basis discounted at 10 percent per year as of periods indicated. There has been no major discovery or other favorable or adverse event that is believed to have caused a significant change in estimated proved reserves subsequent to December 31, 2000.

                                                        DECEMBER 31,
                                              --------------------------------
                                                 2000        1999       1998
                                              ----------   --------   --------
Proved Developed Gas Reserves (MMcf)........     544,211    334,805    242,987
Proved Undeveloped Gas Reserves (MMcf)......     330,315    224,614    161,949
                                              ----------   --------   --------
Total Proved Gas Reserves (MMcf)............     874,526    559,419    404,936
                                              ==========   ========   ========
Future Net Revenues (before future income
  tax expenses) (in thousands)..............  $6,844,254   $820,983   $493,146
Present Value of Future Net Revenues (before
  future income tax expenses) (in
  thousands)................................  $2,920,166   $331,383   $214,675

    Reference should be made to Note 15 (Supplemental Oil and Gas Information) to the Consolidated Financial Statements for additional information pertaining to the Company's proved oil and gas reserves. During fiscal 2000, the Company did not file any reports that included estimates of total proved net oil or gas reserves with any federal agency other than the Securities and Exchange Commission.

SALES

    The following table sets forth the Company's net natural gas sales for the periods indicated.

                                                         YEAR ENDED DECEMBER 31,
                                                      ------------------------------
                                                        2000       1999       1998
                                                      --------   --------   --------
Natural Gas (MMcf)..................................   19,521     13,656     10,021

AVERAGE SALES PRICES, LEASE OPERATING EXPENSES, TRANSPORTATION COSTS AND
  PRODUCTION TAXES

    The following table sets forth the average sales price and the average lease operating expenses, transportation costs and production taxes per Mcf, for the periods indicated.

                                                            YEAR ENDED DECEMBER 31,
                                                         ------------------------------
                                                           2000       1999       1998
                                                         --------   --------   --------
Average sales price of natural gas (per Mcf)...........   $3.03      $1.96      $2.15
Lease operating expenses...............................   $0.41      $0.34      $0.25
Transportation costs...................................   $0.30      $0.29      $0.25
Production taxes.......................................   $0.11      $0.05      $0.09

PRODUCTIVE WELLS

    As of December 31, 2000, Evergreen had 520 gross and 491 net productive wells. The Company had no productive oil wells as of that date. Productive wells are producing wells and wells capable of production, including shut-in wells.

ACREAGE

    At December 31, 2000, Evergreen held developed and undeveloped acreage as set forth below:

                           DEVELOPED ACRES       UNDEVELOPED ACRES             TOTAL
                         -------------------   ---------------------   ---------------------
LOCATION                  GROSS       NET        GROSS        NET        GROSS        NET
--------                 --------   --------   ---------   ---------   ---------   ---------
Raton Basin............  115,400    104,900      142,500     104,400     257,900     209,300
United Kingdom.........       --         --      470,000     470,000     470,000     470,000
Falkland Islands.......       --         --      400,600     160,200     400,600     160,200
Chile..................       --         --    1,200,000   1,200,000   1,200,000   1,200,000
Other..................    1,700        900       21,800      15,400      23,500      16,300
                         -------    -------    ---------   ---------   ---------   ---------
Total..................  117,100    105,800    2,234,900   1,950,000   2,352,000   2,055,800
                         =======    =======    =========   =========   =========   =========

    The following table sets forth the expiration dates of the gross and net acres subject to Colorado leases summarized in the table of undeveloped acreage.

                                                                ACRES EXPIRING
                                                              -------------------
                                                               GROSS       NET
                                                              --------   --------
Twelve Months Ended:
December 31, 2001 and later.................................   44,267     36,949

DRILLING ACTIVITIES

    The Company's drilling activities for the periods indicated are set forth below:

                                                                      YEAR ENDED DECEMBER 31,
                                                  ---------------------------------------------------------------
                                                         2000                  1999                  1998
                                                  -------------------   -------------------   -------------------
                                                   GROSS       NET       GROSS       NET       GROSS       NET
                                                  --------   --------   --------   --------   --------   --------
Exploratory Wells
  Productive....................................      2          2          0          0          0          0
  Dry...........................................      0          0          0          0          0          0
                                                    ---        ---         --         --         --         --
Total...........................................      2          2          0          0          0          0

Development Wells
  Productive....................................    100         97         85         83         50         50
  Water Disposal................................      3          3          2          0          0          0
  Dry...........................................      0          0          0          0          0          0
                                                    ---        ---         --         --         --         --
Total...........................................    103        100         87         83         50         50

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

    Coal bed methane production is similar to traditional natural gas production in terms of the physical producing facilities and the product produced. However, the subsurface mechanisms that allow the gas to move to the wellbore and the producing characteristics of coal bed methane wells are very different from traditional natural gas production. Unlike conventional gas wells, which require a porous and permeable reservoir, hydrocarbon migration and a natural structural and/or stratigraphic trap, the coal bed methane gas is trapped in the molecular structure of the coal itself until released by pressure changes resulting from the removal of in situ water.

    Methane is created as part of the coalification process, though coals vary in their methane content per ton. In addition to being in open spaces in the coal structure, methane is absorbed onto the inner coal surfaces. When the coal is hydraulically fracture stimulated and exposed to lower pressures through the de-watering process, the gas leaves (desorbs from) the coal. Whether a coal bed will produce commercial quantities of methane gas depends on the coal quality, its original content of gas per ton of coal, the thickness of the coal beds, the reservoir pressure and the existence of natural fractures (permeability) through which the released gas can flow to the wellbore. Frequently, coal beds are partly or completely saturated with water. As the water is produced, internal pressures on the coal are decreased, allowing the gas to desorb from the coal and flow to the wellbore. Unlike traditional gas wells, new coal bed methane wells often produce water for several months and then, as the water production decreases, natural gas production increases as the coal seams de-water.

    In order to establish commercial gas production rates, a permanent conduit between the individual coal seams and the wellbore must be created. This is accomplished by hydraulically creating and propping open with special quality sand, artificial fractures within the coal seams (known as "fracing" in the industry) so the pathway for water and gas migration to the wellbore is enhanced. These fractures are filled (propped) with uniform sized sand and become the conduits for water and methane to reach the well. The ability of gas to move through the coal or rocks to the wellbore from its place of origination in the formation is the key determinant of the rate at which a well will produce.

RATON BASIN PROPERTIES AND OPERATIONS

    The Raton Basin is approximately 80 miles long and 50 miles wide, located in southern Colorado and northern New Mexico. The Raton Basin contains two coal bearing formations, the Vermejo formation coals located at depths of between 450 and 3,500 feet and the shallower Raton formation coals, located at depths from the surface to approximately 2,000 feet. To date, the majority of Evergreen's production has been from the Vermejo formation coals; however, the Raton formation coal seams are now being successfully developed as well.

    DEVELOPMENT HISTORY. Exploration for coal bed methane began in the Raton Basin in the late 1970s and continued through the late 1980s, with several companies drilling and testing over 100 wells during this period. The absence of a pipeline to transport gas out of the Raton Basin prevented full-scale development until January 1995, when CIG constructed the Picketwire Lateral.

    Since December 1991, the Company has acquired oil and gas leases covering approximately 258,000 gross acres in the Raton Basin. The initial 70,000 acres were acquired in 1991 with additional acreage purchased from individual owners under various lease terms. Additional acreage positions and production have been increased by purchases in July 1998 and December 1998.

    Effective September 1, 2000, Evergreen acquired approximately 24,000 gross acres of producing coal bed methane properties in the Raton Basin for $181.6 million from an affiliate of KLT Gas, Inc., which is an indirect wholly-owned subsidiary of Kansas City Power & Light Company ("KLT"). The purchase was accounted for using the purchase method of accounting. At closing, the Company paid total consideration of $176 million consisting of approximately $70 million in cash, $100 million in mandatory redeemable preferred stock and $6 million in the Company's common stock. In addition to the consideration paid at the closing of the acquisition, on January 5, 2001, the Company delivered 116,009 additional shares of common stock valued at $4 million, under the terms of the acquisition agreement, because the average of the monthly settle prices for the 2001 NYMEX natural gas contracts exceeded $4.465 per MMBtu. Also, as additional purchase consideration, Evergreen paid monthly net profits interest payments totaling approximately $1,505,000 for September through December 31, 2000. The purchase price allocation is preliminary and will be finalized after management's final review of the relative fair values of the properties purchased.

    Currently, Evergreen has a 100% working interest in three federal units, the Spanish Peaks Unit, the Cottontail Pass Unit and the Sangre de Cristo Unit. The total gross acreage in the federal units is approximately 134,000 acres. The Company has been named the operator for all three of these units. Formation of a unit simplifies lease maintenance so that the Company, as the operator, can base development decisions within the unit on technical, geologic and geophysical data and operational and cultural considerations rather than on the fulfillment of lease term obligations.

    Because of the inclusion of federal leases in the unit, operation and production within a federal unit is governed by federal rules. Production from any well in the unit area will maintain all of the leases beyond their primary terms. In October 1997, the first "participating area" was designated by the federal Bureau of Land Management under the Unit Agreement. Gas production in the participating area will be pooled and shared by the royalty owners, overriding royalty owners and working interest owners in that area in proportion to their acreage ownership of the mineral estate in the area. The participating area will be adjusted annually to encompass additional acreage as additional wells are completed.

    Evergreen also has working interests of between 50% and 100% in areas adjacent to the federal units, which include the Long Canyon and Lorencito areas and the Primero, Rita and Weston tracts. These areas comprise approximately 106,000 acres.

    RATON BASIN GEOLOGY. In the Raton Basin, Evergreen produces methane almost entirely from the Vermejo coals, consisting of several individual seams ranging in thickness between 1 and 12 feet, and at drilling depths between 450 and 3,500 feet below the surface. The Vermejo total coal thickness ranges from 5 to 50 feet thick throughout the Raton Basin, being thickest in the center of the Basin, which the Company's acreage surrounds. The coal beds and surrounding sedimentary rocks formed during the late Cretaceous to early Tertiary period, between 65 and 40 million years ago. The Raton Basin is a highly asymmetric downward fold in the earth's crust that is approximately 80 miles long north to south and about 50 miles wide east to west. Plant material accumulated in thick layers within coastal swamps in the Raton Basin and was subsequently buried and subjected to heat and pressure, which formed the coals. Since these coals were buried, continued mountain building, in combination with basin downwarping, created an extensive series of faults and fractures in the coals and surrounding rocks. Later, the area was intruded by hot liquid rock or "magma" from lower in the earth's crust, which cooled to form two large mountain structures in the center of the Raton Basin known as the Spanish Peaks. The magma moved up through existing faults and fractures and created additional fractures that radiate outward from the Spanish Peaks. As the magma cooled, its heat altered the surrounding rocks, including the Vermejo and Raton coal beds. Evergreen believes that the simultaneous downwarping of the Raton trough and Larimide age mountain building with subsequent relaxation (extension) and the subsequent magmatic intrusions into the Raton Basin have matured the coals and enhanced the ability of the Vermejo and Raton coals to yield coal bed methane gas.

    In the Raton Basin, Evergreen has found some coal seams to be continuous between wells over distances of several miles, though the thickness of these beds are variable. Individual wells are often completed to produce gas from 5 to 15 individual coal beds with individual thickness between 1 and 12 feet.

    COAL BED METHANE TECHNOLOGY. The Company has developed what management believes to be effective procedures for fracing the Vermejo and Raton coals in its Raton Basin wells. In addition, the Company has developed well completion and specialized drilling techniques that are suited to the Raton Basin. Traditional gas wells are drilled with the use of rotary drill bits cooled and lubricated by drilling fluids or "mud." Coal bed methane production is particularly sensitive to the natural permeability of the coals. Exposing the Raton Basin coals to drilling mud appears to significantly reduce the permeability of the coals by plugging the coal cleat system and natural fractures in the coals. Therefore, Evergreen uses percussion air drilling (similar to a jackhammer) without traditional drilling muds in drilling its wells.

    WATER PRODUCTION AND DISPOSAL. Based on the Company's previous experience in coal bed methane production in the Raton Basin and extensive laboratory analysis of water samples taken from its coal bed methane wells, management believes that the groundwater produced from the Raton Basin coal seams will not exceed permit levels and will continue to be low in total dissolved solids and show a general absence of hydrocarbon contaminants such as benzene, in many cases meeting state and federal primary drinking water standards. Recent gas analyses confirm that the gas stream is 99% pure methane and lacks other hydrocarbon sources of contamination. This means that the Company can lawfully dispose of water into well-site pits and evaporation ponds pursuant to permits obtained from the State of Colorado. In some cases the water is of such quality that it can be discharged to arroyos and surface water under a general water discharge permit issued to the Company by the State of Colorado. This permit gives Evergreen the flexibility to add water discharge points on an as-needed basis with minimal administrative paperwork and within 30 days or less of application. Evergreen currently has in excess of 200 approved discharge points. The Company has applied for a second general discharge permit for proposed well sites in the Apishapa River drainage in the northern most portion of Evergreen's acreage and for an increase in the total volume of water permitted for surface discharge. Approval of these requests is uncertain and is dependent upon completion of additional study by the State of Colorado. These and other surface disposal options require an extensive third-party water sampling and laboratory analysis program to ensure compliance with state permit standards. These monitoring costs are directly related to the number of well-site pits, evaporation ponds and discharge points. Because it originates in a natural groundwater system, there is some uncertainty whether water currently being discharged to streams and arroyos will continue to meet permit standards for total iron and suspended solids. Water not meeting these discharge standards can be disposed of in well-site pits and evaporation ponds.

    If water of lesser quality is discovered or Evergreen's wells produce water in excess of the applicable permit limits, the Company may have to drill additional disposal wells to re-inject the produced water into deeper sandstone horizons. This would also have to be accomplished through an appropriately issued permit that has been routinely approved in the past.

    RATON BASIN PRODUCTION. Evergreen's natural gas sales from the Raton Basin did not commence until the completion of a pipeline system in January 1995, which connected its Raton Basin wells to the CIG pipelines. From January 1995 through December 2000, the Company sold an aggregate of approximately 52 Bcf of coal bed methane gas from the Raton Basin. Evergreen's net daily gas sales are currently approximately 78 MMcf per day. Because of the importance of removing water from the coal seams to enhance gas production, the Company expects to continue production from more modest wells because of the beneficial ambient effect of pressure reduction in adjacent, more productive wells. Each well creates its own "cone of depression" around the wellbore. The Company believes that some of its Raton Basin wells on adjacent 160-acre drill sites have already created overlapping cones of depression, enhancing gas production in each well within this pattern. In some cases this pattern of interference can be enhanced by drilling a fifth well in the 640-acre section.

    The Raton Basin gas does not contain significant amounts of contaminants, such as hydrogen sulfide, carbon dioxide or nitrogen, that are sometimes present in traditional natural gas production. Therefore, the properties of the Raton Basin gas, such as heat content per unit volume (Btu), are very close to the average properties of pipeline gas from conventional gas wells.

UNITED KINGDOM

    In 1991 and 1992, Evergreen's wholly owned subsidiary, Evergreen Resources (U.K.) Ltd. ("ERUK"), was awarded seven onshore United Kingdom hydrocarbon exploration licenses for the development of coal bed methane gas and conventional hydrocarbons. These original licenses provided ERUK with the largest onshore acreage position in the United Kingdom, covering substantially all of six distinct onshore United Kingdom basins.

    Selection of the licensed areas was made after evaluating geological, geophysical, petrophysical and measured methane gas content databases. The majority of the original database was acquired through technology sharing agreements with British Coal Corporation, which shared relevant available data on the six basins and granted use of this data to ERUK. ERUK has augmented this data with proprietary seismic and coal bed methane well data and also geologic data from the British Geologic Survey, and other sources.

    During the period from 1992 to 1994, Evergreen conducted seismic work and drilled three wells under two of the original licenses. The wells encountered 30 feet to 80 feet of gross coal intervals. Two of the wells were hydraulically fracture stimulated and one was tested for permeability. Following extensive production testing, none of the three wells produced gas in economic quantities. The three wells are presently shut-in.

    In 1997, under a new onshore licensing regime implemented by the U.K. Department of Trade and Industry, the Company converted its original licenses to new onshore licenses, called Petroleum Exploration and Development Licenses. Under these new licenses, the Company retains approximately 470,000 acres, which were high-graded for coal bed methane and conventional hydrocarbon potential. These licenses provide up to a 30-year term with optional periodic relinquishment of portions of the licenses, subject to future development plans. There are no royalties or burdens encumbering these licenses.

    Management believes that a major coal bed methane resource exists within the areas subject to the current licenses. However, further evaluation will be required to confirm this belief and determine the economic viability of extracting any reserves. Evaluation is expected to occur on a license-by-license basis because success or lack of success on one license may not be translated to similar results on other licenses or separate geologic basins.

    In April 2000, the Company began drilling activities on its coal bed methane gas project in the United Kingdom. A total of nine wells have been drilled to date, of which five were coal bed methane wells, three were mine-gas interaction wells and one was a gob gas well. Total well depth ranged from 2,213 feet to 3,960 feet for coal bed methane wells and 1,485 feet to 2,156 feet for the mine-gas interaction wells. Total coal thickness ranged from 75 feet to 97 feet of coal. During 2000, the Company fracture stimulated the five coal bed methane wells using its own pumping equipment in conjunction with a new completion technology utilizing "coiled tubing." Evergreen believes this is the first time that nitrified foam fracs using coiled tubing technology have been used in the United Kingdom. Coiled tubing completions isolate individual coal seams that are to be fraced versus fracing a group of coals using current technology. Coiled tubing also provides for a better in-zone propped fracture with increased length at lower overall costs.

    Evergreen anticipates that its evaluation of the results of the drilling program will be completed in the first half of 2001. If the project is successful, the Company believes initial gas sales could begin by the end of 2001. During 2000, the Company invested approximately $7.7 million in this project and expects to invest up to an additional $11 million and plans to drill up to an additional 17 wells in 2001.

OTHER DOMESTIC AND INTERNATIONAL PROJECTS

    Evergreen also holds interests in two international projects located in northern Chile and the Falkland Islands. The Company is currently evaluating the hydrocarbon potential of these prospects and anticipates that it will require only modest capital expenditures through 2001. Evergreen also holds interests in northern Colorado and has completed drilling a re-entry natural gas well to a depth of 13,870 feet. The Company is continuously evaluating additional domestic properties.

    On February 28, 2001, the Company acquired a 100% working interest in 605,000 acres of prospective tight gas sand properties in the Northwest Carboniferous Basin of Northern Ireland in exchange for 23,200 shares of its common stock. Evergreen plans to initiate a $2.5 million work commitment in June 2001, drilling four exploratory wells over the next 12 months. The Company has selected seven drillsites for permitting and has also identified numerous other locations for exploratory and delineation drilling.

OFFICE AND OPERATIONS FACILITIES

    The Company leases its corporate offices in Denver, Colorado. The Company entered into a ten-year office lease for approximately $267,500 per year through 2008. In November 2000, the Company amended its lease to increase its office space. The increase results in lease rental of approximately $597,000 per year beginning March 2001. The Company believes the new office space will be sufficient for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

    Except as provided below, Evergreen is not engaged in any material legal proceedings to which the Company or its subsidiaries are a party or to which any of its property is subject.

    On July 13, 1998, a localized group of citizens, Southern Colorado C.U.R.E., filed a lawsuit against EOC under the citizen suit provision of the Clean Water Act in the U.S. District Court for the District of Colorado, related to EOC's water production associated with coal bed methane drilling operations in the Raton Basin near Trinidad, Colorado. EOC also coordinated with the EPA and the State of Colorado in the investigation of certain practices in connection with these operations. On January 7, 2000, EOC entered into a Compliance Order on Consent with the CDPHE that resolved water quality/ discharge issues between the CDPHE and EOC. As a result, as anticipated, the U.S. District Court granted the Company's Motion to Dismiss the citizen suit, with prejudice, on the grounds that the Consent Order moots the federal case and bars C.U.R.E. from seeking further penalties for the same alleged violations. The only outstanding matter related to this case pertains to the assertion by C.U.R.E. that it is entitled to attorneys' fees and costs, which Evergreen disputes and has vigorously contested. Even if fees are granted, payment would not have a material adverse effect on the operations of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

    Evergreen's common stock has been listed on the New York Stock Exchange under the market symbol "EVG" since September 8, 2000. Prior to then it was included for quotation in the Nasdaq National Market under the symbol "EVER." The following table sets forth the range of high and low sales prices per share of common stock for the periods indicated.

                                                                HIGH       LOW
                                                              --------   --------
YEAR ENDED DECEMBER 31, 1998
  First Quarter.............................................   $18.38     $13.25
  Second Quarter............................................    19.62      16.31
  Third Quarter.............................................    22.75      13.75
  Fourth Quarter............................................    24.13      16.63

YEAR ENDED DECEMBER 31, 1999
  First Quarter.............................................   $21.63     $14.50
  Second Quarter............................................    25.75      19.00
  Third Quarter.............................................    28.50      21.38
  Fourth Quarter............................................    24.06      14.84

YEAR ENDED DECEMBER 31, 2000
  First Quarter.............................................   $26.31     $17.75
  Second Quarter............................................    30.06      21.00
  Third Quarter.............................................    34.94      24.75
  Fourth Quarter............................................    40.13      27.13

    On February 28, 2001, the last reported sale price of the common stock on the NYSE was $31.55 per share. As of February 28, 2001, there were approximately 6,500 holders of record of the common stock.

DIVIDEND POLICY

    The Company has not declared or paid and does not anticipate declaring or paying any dividends on its common stock in the near future. Any future determination as to the declaration and payment of dividends will be at the discretion of the Company's board of directors and will depend on then existing conditions, including the Company's financial condition, results of operations, contractual restrictions, capital requirements, business prospects, and such other factors as the Board deems relevant.

ITEM 6.  SELECTED FINANCIAL DATA

    The selected consolidated financial information presented below for the years ended December 31, 2000, 1999, 1998, 1997 and the nine months ended December 31, 1996 is derived from the Consolidated Financial Statements of the Company. Effective with the period ended December 31, 1996, the Company began utilizing a December 31 year-end.

    This information should be read in conjunction with the Consolidated Financial Statements and Notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations. As discussed in Note 1 to the Consolidated Financial Statements, the Emerging Issues Task Force ("EITF") reached a consensus, effective in the fourth quarter 2000, on EITF Issue 00-10, "Accounting for Shipping and Handling Fees and Costs." The consensus states that amounts billed for transportation and other shipping and handling fees should be classified as revenues and that the costs should be classified as operating expenses and not netted against natural gas revenues. The Company adopted this consensus in the fourth quarter and reclassified prior years' costs to conform with this presentation. As discussed in Note 3 to the Consolidated Financial Statements, the Company acquired certain properties in the KLT property acquisition and included the operations of these properties in its consolidated operations beginning September 1, 2000. As discussed in Note 14 to the Consolidated Financial Statements, effective February 18, 1999, Evergreen sold its 49% interest in Maverick Stimulation Company ("Maverick") and recorded a gain net of tax of approximately $452,000 or $0.03 per diluted share. This transaction was accounted for as a discontinued operation and the results of operations have been excluded from continuing operations in the consolidated statements of income for all periods presented. Certain reclassifications have been made to prior financial statements to conform with the current presentation.

                                                                                                           NINE MONTHS
                                                                      YEARS ENDED DECEMBER 31,                ENDED
                                                              -----------------------------------------   DECEMBER 31,
                                                                2000       1999       1998       1997         1996
                                                              --------   --------   --------   --------   -------------
                                                                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA
  Revenues:
    Natural gas revenues....................................  $59,128    $26,722    $21,582    $13,536       $3,856
    Interest and other......................................      565        207        178        136          181
                                                              -------    -------    -------    -------       ------
      Total revenues........................................   59,693     26,929     21,760     13,672        4,037
                                                              =======    =======    =======    =======       ======
  Expenses:
    Lease operating expenses................................    7,920      4,697      2,481      1,433          529
    Transportation costs....................................    5,902      4,001      2,519      1,398          354
    Production taxes........................................    2,122        694        876        574          172
    Depreciation, depletion and amortization................    8,190      4,757      3,860      2,794          966
    General and administrative..............................    4,364      3,024      1,933      1,286          581
    Interest................................................    3,330      1,927      1,870        777          193
    Other...................................................      178        175        286        259          127
                                                              -------    -------    -------    -------       ------
      Total expenses........................................   32,006     19,275     13,825      8,521        2,922
                                                              -------    -------    -------    -------       ------
  Income from continuing operations before income taxes.....   27,687      7,654      7,935      5,151        1,115
  Income tax provision--deferred............................   10,695      2,979      3,062         --           --
                                                              -------    -------    -------    -------       ------
  Income from continuing operations.........................   16,992      4,675      4,873      5,151        1,115
  Discontinued operations
    Gain on disposal of discontinued operations, net........       --        452         --         --           --
    Equity in earnings of discontinued operations, net......       --         --        339        313           --
                                                              -------    -------    -------    -------       ------
  Net income................................................   16,992      5,127      5,212      5,464        1,115
  Preferred stock dividends.................................   (2,929)        --         --       (400)        (440)
                                                              -------    -------    -------    -------       ------
  Net income attributable to common stockholders............  $14,063    $ 5,127    $ 5,212    $ 5,064       $  675
                                                              =======    =======    =======    =======       ======
  Basic income per common share
    From continuing operations..............................  $  0.91    $  0.36    $  0.47    $  0.50       $ 0.10
    From discontinued operations............................       --       0.03       0.03       0.03           --
                                                              -------    -------    -------    -------       ------
    Basic income per common share...........................  $  0.91    $  0.39    $  0.50    $  0.53       $ 0.10
                                                              -------    -------    -------    -------       ------
  Diluted income per common share
    From continuing operations..............................  $  0.87    $  0.34    $  0.44    $  0.48       $ 0.10
    From discontinued operations............................       --       0.03       0.03       0.03           --
                                                              -------    -------    -------    -------       ------
    Diluted income per common share.........................  $  0.87    $  0.37    $  0.47    $  0.51       $ 0.10
                                                              -------    -------    -------    -------       ------

                                                                                                         NINE MONTHS
                                                                     YEARS ENDED DECEMBER 31,               ENDED
                                                            ------------------------------------------   DECEMBER 31,
                                                              2000        1999       1998       1997         1996
                                                            ---------   --------   --------   --------   ------------
                                                                                 (IN THOUSANDS)
STATEMENT OF CASH FLOWS DATA
  Net cash provided by (used in):
    Operating activities..................................  $  31,274   $ 12,731   $ 12,147   $  6,457     $ 1,524
    Investing activities..................................   (144,196)   (43,864)   (47,202)   (19,259)     (8,559)
    Financing activities..................................    116,269     30,471     34,260     12,253       5,978

                                                                               AS OF DECEMBER 31,
                                                              ----------------------------------------------------
                                                                2000       1999       1998       1997       1996
                                                              --------   --------   --------   --------   --------
                                                                                 (IN THOUSANDS)
BALANCE SHEET DATA
  Cash and cash equivalents.................................  $ 4,034    $   651    $ 1,334    $ 2,103    $ 2,640
  Working capital (deficit).................................    6,850        (62)      (468)      (118)      (318)
  Total assets..............................................  450,745    184,369    139,626     87,306     68,244
  Total long term obligations...............................  149,748     15,500     47,045     14,841      1,174
  Redeemable preferred stock................................       --         --         --         --      6,000
  Total stockholders' equity................................  266,852    153,510     79,679     64,152     52,364

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following information should be read in conjunction with the Consolidated Financial Statements and Notes presented elsewhere in this Form 10-K. The Company follows the full-cost method of accounting for oil and gas properties. See "Summary of Accounting Policies," included in Note 1 to the Consolidated Financial Statements.

GENERAL

    Evergreen is an independent energy company engaged in the development, production, operation, exploration, and acquisition of natural gas properties. Evergreen's primary focus is on developing and expanding its coal bed methane properties located on approximately 258,000 gross acres in the Raton Basin in southern Colorado. The Company also holds exploration licenses on approximately 470,000 acres onshore in the United Kingdom, an interest in a consortium exploring offshore in the Falkland Islands, an oil and gas exploration contract on approximately 1.2 million gross acres in northern Chile and exploratory acreage in northwest Colorado. Evergreen operates substantially all of its producing properties.

    The Company had 491 net producing gas wells at December 31, 2000. The Company's net daily natural gas sales are currently approximately 76 MMcf.

    The following table sets forth certain operating data of the Company for the periods presented:

                                                                                           NINE MONTHS
                                                       YEARS ENDED DECEMBER 31,               ENDED
                                               -----------------------------------------   DECEMBER 31,
                                                 2000       1999       1998       1997         1996
                                               --------   --------   --------   --------   ------------
Natural gas sales (MMcf).....................   19,521     13,656     10,021      6,402        2,104
Average realized sales price per Mcf.........  $  3.03    $  1.96    $  2.15     $ 2.11       $ 1.83

Cost Per Mcf:
  Lease operating expenses...................  $  0.41    $  0.34    $  0.25     $ 0.22       $ 0.25
  Transportation costs.......................     0.30       0.29       0.25       0.22         0.17
  Production taxes...........................     0.11       0.05       0.09       0.09         0.08
  Depreciation, depletion and amortization...     0.42       0.35       0.39       0.44         0.46
  General and administrative.................     0.22       0.22       0.19       0.20         0.28

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

    Net income attributable to common stockholders was $14,063,000 or $0.87 per diluted share for the year ended December 31, 2000 versus net income of $5,127,000 or $0.37 per diluted share for the same period in 1999.

    Natural gas revenues increased to $59,128,000 during the year ended December 31, 2000 from $26,722,000 in the prior year. The increase in natural gas revenues of $32,406,000, or 121% for the year ended December 31, 2000, compared to 1999 was due to a net gain of $260,000 recognized from hedging activities, an increase in sales volumes of 43% to 19.5 Bcf from 13.7 Bcf and a 55% increase in average gas prices to $3.03 per Mcf in 2000 from $1.96 per Mcf in 1999. The increase in sales volumes was partially due to increased drilling activity and the KLT property acquisition. At December 31, 2000, the number of net producing Raton Basin wells increased to 491 from 252 at December 31, 1999.

    Interest and other income increased to $565,000 during the year ended December 31, 2000 as compared to $207,000 in 1999, an increase of 173%. The increase was due to increased cash flow in 2000 and equipment rental income.

    During the year ended December 31, 2000, lease operating expenses excluding production taxes were $7,920,000 or $0.41 per Mcf as compared to $4,697,000 or $0.34 per Mcf in the prior year. The increase in lease operating expense in 2000 as compared to 1999 was due to the increase in the number of producing wells, additional compressor expense, increase in field personnel and workover costs related to well repairs and maintenance costs for compressors. Lease operating expenses related to the wells from the KLT property acquisition were $1,311,000 for the year ended December 31, 2000 or $0.41 per Mcf. For the year ended December 31, 2000, production taxes were $2,122,000 or $0.11 per Mcf as compared to $694,000 or $0.05 per Mcf for the same period in the prior year, due to higher natural gas prices.

    Effective in the fourth quarter 2000, the Emerging Issues Task Force ("EITF") Issue 00-10, "Accounting for Shipping and Handling Fees and Costs," required transportation costs to be included in operating expenses versus netted against natural gas revenues. See Note 1 to the Consolidated Financial Statements for further discussion. Reclassifications have been made to prior periods to conform with this presentation. Transportation costs for the year ended December 31, 2000 were $5,902,000 or $0.30 per Mcf as compared to $4,001,000 or $0.29 per Mcf in 1999. The increase of $1,901,000 was primarily due to the increase in production from new wells and the KLT property acquisition.

    Depreciation, depletion and amortization expense for the year ended
December 31, 2000 was $8,190,000 versus $4,757,000 in 1999. Depreciation, depletion and amortization expense increased to $0.42 per Mcf in 2000 as compared to $0.35 per Mcf in 1999. The increase in cost per Mcf in 2000 as compared to 1999 was primarily due to the KLT property acquisition. The Company anticipates that depreciation, depletion and amortization on a per Mcf basis will decrease as the Company continues to drill additional wells. Excluding acquisitions, the Company has an average finding cost of $0.25 per Mcf while the average finding cost associated with the KLT property acquisition was $1.12 per Mcf.

    General and administrative expenses were $4,364,000 during the year ended December 31, 2000 versus $3,024,000 in 1999. The increase in 2000 of $1,340,000 was due to the expected increase in the overall growth in corporate activity. During 2000, personnel costs increased due to the addition of new staff, salary increases, related benefits and insurance costs. Although the overall general and administrative expenses increased for the year ended December 31, 2000, the cost per Mcf remained at $0.22 in 2000, as in 1999. Through March 1999, EOC operated properties for various third party working interest owners and the related overhead charges received by EOC were netted against general and administrative expenses. The working interest owners sold those properties in January 1999. As such, EOC did not receive overhead payments for the operation of those properties after March 1999, which increased the Company's general and administrative expenses by $192,000 for the year ended December 31, 2000 as compared to 1999.

    Interest expense was $3,330,000 during the year ended December 31, 2000 as compared to $1,927,000 in 1999. The $1,403,000 increase for 2000 over the prior year was due to increased average borrowings under the Company's line of credit. The increase in borrowings was due to the redemption of the mandatory redeemable preferred stock, the KLT property acquisition and continuing development in the Raton Basin.

    In connection with the KLT property acquisition, the Company issued
$100 million in redeemable preferred stock with an annual dividend rate of 9.5%. Dividends of $2,929,000 were paid during the year ended December 31, 2000. The redeemable preferred stock was redeemed on December 22, 2000 with funds from the Company's credit facility and, therefore, no additional dividends will be due in 2001.

    On February 18, 1999, the Company sold its 49% interest in Maverick Stimulation Company ("Maverick") to the managing members of Maverick. The closing date was April 14, 1999. On that date, the Company received $2,258,000 in cash and was released from its debt guarantee with Maverick's bank. The Company recorded an after tax gain on the sale of its 49% interest of $452,000.

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

    During the year ended December 31, 1999, natural gas revenues increased to $26,722,000 from $21,582,000 in the prior year. The increase in natural gas revenues for the year ended December 31, 1999 was due to an increase in sales volumes of 36%, which was partially offset by a 9% decrease in average gas prices to $1.96 in 1999 from $2.15 in 1998. At December 31, 1999, the number of net producing Raton Basin wells increased to 252 from 159 net producing wells at December 31, 1998. The increase in the number of producing wells in 1999 as compared to 1998 was due to the drilling and completion of 83 wells in the Spanish Peaks Unit and Cottontail Pass Unit, and Evergreen's increase in its working interest to 75% from 25% in Long Canyon (or 12 net producing wells).

    On February 18, 1999, the Company sold its 49% interest in Maverick to the managing members of Maverick. The closing date was April 14, 1999. On that date, the Company received $2,258,000 in cash and was released from its debt guarantee with Maverick's bank. The Company recorded an after tax gain on the sale of its 49% interest of $452,000.

    During the year ended December 31, 1999, lease operating expenses excluding production taxes were $4,697,000 or $.34 per Mcf as compared to $2,481,000 or $0.25 per Mcf in the prior year. The increase in lease operating expense for the year ended December 31, 1999 as compared to 1998 was due to the following: significant increase in water management costs due to additional wells with high water volumes and increased water testing costs, increase in Raton Basin field personnel and related expense and workover cost for on-going maintenance and repairing tubing leaks. For the year ended December 31, 1999, production taxes were $694,000 or $0.05 per Mcf as compared to $876,000 or $0.09 per Mcf in the prior year.

    Transportation costs for the year ended December 31, 1999 were $4,001,000 or $0.29 per Mcf as compared to $2,519,000 or $0.25 per Mcf. The increase was primarily due to the increase in production from the 83 new wells which were drilled in 1999 and an increase in price from Colorado Interstate Gas Co. ("CIG").

    During the year ended December 31, 1999, depreciation, depletion and amortization expense was $4,757,000 as compared to $3,860,000 in the prior year. For the year ended December 31, 1999, depreciation, depletion and amortization expense was $0.35 per Mcf as compared to $0.39 per Mcf in 1998. The decrease in cost per Mcf in 1999 as compared to 1998 was due to the significant increase in the estimated units of proved reserves as a result of the number of new wells that were drilled in 1999.

    General and administrative expenses for the year ended December 31, 1999 were $3,024,000 as compared to $1,933,000 in the prior year. The increase in general and administrative expenses of

$1,091,000 for the year ended December 31, 1999 was due to increases in administrative staff, salaries and related benefits, bonus payments and the value of stock issued for services and other corporate expenses as a result of the significant growth of the Company. Through March 1999, EOC operated properties for various third party working interest owners. In January 1999, the working interest owners sold those properties. As such, EOC did not receive overhead charges for the operation of those properties for approximately nine months during 1999, which had been netted against general and administrative in prior periods. Accordingly, the Company's general and administrative expenses increased by approximately $416,000 in 1999.

    During the year ended December 31, 1999, interest expense was $1,927,000 as compared to $1,870,000 in the prior year. The $57,000 increase for the year ended December 31, 1999 was due to increased average borrowings on the Company's line of credit in 1999. At June 22, 1999, the Company paid off the then outstanding balance under the line of credit and the obligations under the capital leases with the proceeds received from a public offering of its common shares.

LIQUIDITY AND CAPITAL RESOURCES

    On November 20, 2000, the Company completed a public offering of its common shares, whereby it sold 3,008,300 shares at $29.375 per share. Proceeds, net of underwriters' commissions and expenses of $4.9 million, were $83.5 million, which were used to reduce the balance on the Company's line of credit.

    The Company currently has a $200 million revolving credit facility with a bank group consisting of Hibernia National Bank, BNP-Paribas, Wells Fargo Bank Texas, NA, Bank One, NA, Fleet National Bank, Bank of Scotland and First Union National Bank (the "Banks"). The credit facility is available through July 1, 2003. Advances pursuant to this credit facility are limited to a borrowing base, which is presently $200 million. At Evergreen's election, the Company may use either the London interbank offered rate, or LIBOR, plus a margin of 1.125% to 1.50% or the prime rate plus a margin of 0% to 0.25%, with margins on both rates determined on the average outstanding borrowings under the credit facility. The borrowing base is redetermined semi-annually by the Banks based upon reserve evaluations of Evergreen's oil and gas properties. An average annual commitment fee of 0.375% is charged quarterly for any unused portion of the credit line. The agreement is collateralized by substantially all domestic oil and gas properties and guaranteed by substantially all of the Company's subsidiaries. The credit agreement also contains certain net worth, leverage and ratio requirements. At December 31, 2000 and February 28, 2001, Evergreen had $149,748,000 and $137,000,000, respectively, of outstanding borrowings under this credit facility, with a current average interest rate of 7.8% and 7.0%, respectively.

    In connection with the KLT property acquisition, at closing Evergreen paid approximately $70 million in cash borrowed under its credit facility, $100 million in mandatory redeemable preferred stock and $6 million in Evergreen common stock. In addition to the consideration paid at the closing of the acquisition, on January 5, 2001, the Company delivered 116,009 additional shares of common stock valued at $4 million, under the terms of the acquisition agreement, because the average of the monthly settle prices for the 2001 NYMEX natural gas contracts exceeded $4.465 per MMBtu. As additional purchase consideration, Evergreen paid monthly net profits interest payments totaling approximately $1,505,000 for September through December 31, 2000. The purchase price allocation is preliminary and will be finalized after management's final review of the relative fair values of the properties purchased.

    The Company issued 100,000 shares of mandatory redeemable preferred stock, with an aggregate liquidation value of $100 million, in connection with the KLT property acquisition. Each share had a liquidation and redemption value of $1,000, plus accrued dividends. The Company redeemed the stock on December 22, 2000 using new borrowings under its credit facility. The preferred stock earned dividends from September 1, 2000 through December 22, 2000 at an annual rate of 9.5% or $2,929,000.

    During 2000, Evergreen incurred a total of approximately $79 million on capital expenditures, excluding the KLT property acquisition. Activities during this period included: the drilling of 105 Raton Basin wells (91 wells targeting the Vermejo coal formation and 14 wells targeting the Raton coal formation), the addition of a new compressor, the completion of the Cottontail Pass Unit 24-inch line and other large diameter pipe, the purchase of fracture stimulation equipment to be used in Evergreen's U.K. drilling program and the costs incurred in the drilling of 5 coal bed methane wells, 3 mine-gas interaction wells and one gob gas well in the U.K.

    The Company expects the increased organic gas production and the production from the KLT property acquisition, combined with anticipated price increases in 2001, to significantly increase cash flows in 2001. This, in conjunction with the increased credit facility, should enable the Company to fund its ongoing drilling projects in the Raton Basin and the U.K. during 2001.

    The Company's 2001 capital budget is estimated to be approximately
$75.5 million. Of this total, approximately $50 million will be directed to Evergreen's coal bed methane operations in the Raton Basin, which includes about $20 million for infrastructure, approximately $22 million for the drilling and completion of 120 wells, and about $8 million primarily for recompletions and equipment. Approximately $11 million of the 2001 capital budget will be spent on the Company's coal bed methane project in the United Kingdom, approximately
$3.5 million on the Northern Ireland tight gas sands project (acquired
February 2001) and the remaining $11 million largely will be used for domestic and international exploration projects. The Company estimates that based on projected production and current gas prices, the anticipated 2001 operating cash flows will exceed its estimated capital expenditures.

    Cash flows provided by operating activities were $31,274,000 for the year ended December 31, 2000 as compared to cash flows provided by operating activities of $12,731,000 for the year ended December 31, 1999. The increase was primarily due to additional production from the KLT property acquisition as well as an increase in natural gas production from the Company's other properties and an increase in natural gas prices in 2000 compared to 1999.

    Cash flows used in investing activities were $144,196,000 during the year ended December 31, 2000, versus $43,864,000 in 1999. The increase in 2000 was primarily due to the costs associated with the continued development of the Raton Basin, including an upgrade of the gas collection system and the KLT property acquisition.

    Cash flows provided by financing activities were $116,269,000 during the year ended December 31, 2000, as compared to cash flows provided by financing activities of $30,471,000 in 1999. The increase was primarily due to the increased borrowings on the Company's line of credit, given the increase in cash used in investing activities in 2000 as compared to 1999 and increased proceeds from issuances of common stock. These increases were offset by the redemption of preferred stock of $100 million in 2000.

HEDGING TRANSACTIONS

    Evergreen's production is generally sold at prevailing market prices. However, the Company periodically enters into hedging transactions for a portion of its production when market conditions are deemed favorable and natural gas prices exceed the Company's minimum internal price targets. See "Item 7A--Quantitative and Qualitative Disclosure About Market Risk."

    The Company's objective in entering into hedging transactions is to manage price fluctuations and achieve a more predictable cash flow. These transactions limit Evergreen's exposure to declines in prices, but also limit the benefits Evergreen would realize if prices increase. As of December 31, 2000, the Company has entered into the following contracts to sell its gas production (the Company's hedging contracts are denoted in MMBtu, which convert on an approximately 1-for-1 basis into Mcf):

    - 10 MMcf per day January 1, 2001 through October 31, 2001 at a price of $2.65 per Mcf,

    - 10 MMcf per day from January 1, 2001 through October 31, 2001 at a price of NYMEX less $0.20 less fuel and transportation costs, and

    - a maximum of 4 MMcf per day from January 1, 2001 through April 30, 2003, at a price of $2.40 per Mcf plus transportation costs, and

    - 10 MMcf per day from January 1, 2001 through March 31, 2003 for the lesser of then current market price or a gross price of $2.45 per Mcf.

    In consideration for the extension of the $2.45 contract, Evergreen received $1,762,000 over the 12-month period ended October 31, 2000, which is being amortized over the contract term. As of December 31, 2000, $1,017,000 has been recognized as deferred revenue and will be recognized as revenue in future periods.

    As of December 31, 2000, the Company has also entered into a commodity price swap contract for 10 MMcf per day from January 1, 2001 through December 31, 2001 at a price of $6.10 per Mcf. In January 2001, the Company entered into another commodity price swap contract for 10 MMcf per day from February 1, 2001 through December 31, 2001 at a price of $6.43 per Mcf.

TRANSPORTATION COMMITMENTS

    Due to increasing production in the Raton Basin, CIG completed a 20-inch loop of its Picketwire Lateral pipeline, which became operational on November 1, 2000. This pipeline increased takeaway to 150 MMcf per day. Evergreen's current firm transportation commitments, including a recent increase and commitments assumed with the KLT property acquisition, are 85 MMcf of gross gas sales per day. Other projects are scheduled by CIG to further increase takeaway capacity in 2001. The Company has committed to an additional 40
MMcf per day, subject to a ramp-up schedule increasing 5 MMcf per day every four months starting October 1, 2001 through February 2004. Thus, Evergreen's total transportation obligations committed to will increase in increments to 125 MMcf per day by February 2004. If the Company is unable to fulfill its transportation commitments, amounts paid will be credited toward future transportation costs through August 2006.

INCOME TAXES AND NET OPERATING LOSSES

    As discussed in Note 6 to the Consolidated Financial Statements, the Company has net operating loss carryforwards for income tax purposes of approximately $22 million, which expire beginning in 2001 through 2019.

    Prior to 1998, Evergreen was not required to record income tax expense, primarily due to the availability of net operating loss carryforwards. However, as a result of the increase in profitability and the significant difference between the book and tax basis of assets, the Company has been required to provide for deferred income taxes in the statements of income in 1998 and subsequent years. The Company estimates that it will utilize all of its net operating loss carryforwards in 2001, at which time Evergreen will start to pay current income tax.

RECENT ACCOUNTING PRONOUNCEMENTS

    Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB No. 133", and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", is effective for the Company as of January 1, 2001. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities measured at fair value. The accounting for changes in the fair value of a derivative depends on the use of the derivative. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. Adoption of these new accounting standards will result in an after-tax reduction in other comprehensive income of approximately $442,000 from the cumulative effect of adoption on January 1, 2001. The adoption will also impact assets and liabilities recorded on the consolidated balance sheet.

    The EITF reached a consensus, effective in the fourth quarter 2000, on EITF Issue 00-10, "Accounting for Shipping and Handling Fees and Costs." The consensus states that amounts billed for transportation and other shipping and handling fees should be classified as revenues and that the costs should be classified as an operating expense and not netted against natural gas revenues. The Company adopted this consensus in the fourth quarter and reclassified prior years' costs to conform with this presentation. The change had no impact on its financial condition, results of operations or cash flows.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    COMMODITY RISK. The Company's major market risk exposure is in the pricing applicable to its gas production. Realized pricing is primarily driven by the prevailing price for crude oil and spot prices applicable to Evergreen's United States natural gas production. Historically, prices received for gas production have been volatile and unpredictable. Pricing volatility is expected to continue. Gas price realizations ranged from a monthly low of $2.03 per Mcf to a monthly high of $11.30 per Mcf during 2000.

    The Company periodically enters into hedging activities on a portion of its projected natural gas production through a variety of financial and physical arrangements intended to support natural gas prices at targeted levels and to manage its exposure to gas price fluctuations. Evergreen may use futures contracts, swaps, options and fixed-price physical contracts to hedge its commodity prices. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Hedging Transactions" and Note 1 to the Consolidated Financial Statements. Realized gains or losses from the Company's price risk management activities are recognized in gas production revenues. A
10 percent improvement in year-end spot market prices would not have affected the Company's physical gas contracts as those contracts were lower than the spot plus 10%. A 10% improvement in year-end spot market prices would reduce the fair value of the commodity price swap contract in place at year-end before income taxes by $71,000. In 2000, Evergreen recognized a net gain of $260,000 from hedging activities that increased gas production revenues. Gains or losses on derivative contracts are expected to be offset by sales at the spot market price or to preserve the margin on existing physical gas contracts.

    INTEREST RATE RISK. At December 31, 2000, Evergreen had long-term debt outstanding of $149.7 million. The interest rates on the outstanding debt range from LIBOR plus 1.125% to prime. Interest rates are variable, however, they may be fixed at Evergreen's option for periods of time between 30 to 90 days. A 10% increase in short-term interest rates on the floating-rate debt outstanding at the end of 2000 would equal approximately 78 basis points. Such an increase in interest rates would impact Evergreen's 2001 interest expense by approximately $1,168,000, assuming borrowed amounts remain outstanding at current levels.

    FOREIGN CURRENCY RISK. Evergreen's net assets, revenue and expense accounts from its U.K. subsidiary are based on the U.S. dollar equivalent of such amounts measured in the British pound sterling. Assets and liabilities of the U.K. subsidiaries are translated to U.S. dollars using the applicable exchange rate as of the end of a reporting period. Revenues, expenses and cash flow are translated using the average exchange rate during the reporting period.

    The Company started a drilling program during 2000 consisting of 5 conventional coal bed methane wells and 4 interaction and gob gas wells. Evergreen plans to drill up to an additional 17 wells during 2001. Any significant change in the exchange rate for the pound sterling would have an impact on the cost of the drilling program.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   Index to Consolidated Financial Statements

                                                                 PAGE
                                                              -----------
Report of Independent Certified Public Accountants..........          F-1

Consolidated Balance Sheets, December 31, 2000 and 1999.....          F-2

Consolidated Statements of Income for the Years ended
  December 31, 2000, 1999 and 1998..........................          F-3

Consolidated Statements of Stockholders' Equity for the
  Years ended December 31, 2000, 1999 and 1998..............          F-4

Consolidated Statements of Cash Flows for the Years ended
  December 31, 2000, 1999 and 1998..........................          F-5

Consolidated Statements of Comprehensive Income for the
  Years ended December 31, 2000, 1999 and 1998..............          F-6

Notes to Consolidated Financial Statements..................  F-7 to F-29

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

    Not Applicable.

                                    PART III

    The information required by Part III of Form 10-K is incorporated herein by reference to Registrant's definitive Proxy Statement to be filed in connection with the Annual Meeting of Shareholders to be held on May 2, 2001.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1)  See Index to Consolidated Financial Statements at Item 8.

(a)(2) All other schedules have been omitted because the required information is inapplicable or is shown in the Notes to the Consolidated Financial Statements.

(a)(3)  EXHIBITS:

         3.1 Articles of Incorporation as amended: Incorporated by reference to Exhibit 3.1 to the Company's Registration
                        Statement on Form S-1, Commission File No. 33-273035, by reference to Exhibit I to the Company's Current Report on Form 8-K dated December 9, 1994 and by reference to
                        Exhibit 3.1 to the Company's Current Report on Form 8-K filed June 8, 1998.

         3.2 Articles of Amendment to Articles of Incorporation stating terms of redeemable preferred stock.

         3.3 Bylaws: Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed June 8, 1998.

         4.1            Shareholders' Rights Agreement: Incorporated by reference to
                        Exhibit 2 to the Company's Current Report on Form 8-K dated
                        July 7, 1997.

        10.1            Amended and Restated Credit Agreement by and among Evergreen
                        Resources, Inc. and Hibernia National Bank, BNP Paribas,
                        Wells Fargo Bank Texas, NA, BankOne, NA, Fleet National
                        Bank, Bank of Scotland, and First Union National Bank dated
                        August 15, 2000, as amended September 15, 2000 and
                        November 15, 2000.

        10.2            Firm Transportation Service Agreement Rate Schedule TF-1
                        between Colorado Interstate Gas Company and Primero Gas
                        Marketing Company, Dated August 22, 1997: Incorporated by
                        reference to Exhibit 10.2 to the Company's Registration
                        Statement on Form S-3 filed on November 21, 1997, Commission
                        File No. 333-40817.

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

        10.4            Evergreen Resources, Inc. Initial Stock Option Plan:
                        Incorporated by reference to the exhibit accompanying the Company's Definitive Proxy Statement on Schedule 14A filed on April 20, 1998 (Compensatory plan or arrangement).

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

        10.7            2000 Stock Incentive Plan of Evergreen Resources, Inc.:
                        Incorporated by reference to Exhibit A to the Company's definitive proxy materials on Schedule 14A filed on May 1, 2000 (Compensatory plan or arrangement).

        10.8            Agreement for Purchase and Sale dated September 19, 2000, by and between Apache Canyon Gas, L.L.C., as Seller and
                        Evergreen Resources, Inc. as Buyer: Incorporated by
                        reference to Exhibit 2.1 to the Company's Form 8-K filed on
                        October 5, 2000.

        10.9            Agreement for Purchase and Sale dated September 19, 2000, by and between Apache Canyon Gas, L.L.C., as Seller and
                        Evergreen Resources, Inc. as Buyer: Incorporated by
                        reference to Exhibit 2.2 to the Company's Form 8-K filed on
                        October 5, 2000.

        21.0            Subsidiaries of registrant: Incorporated by reference to
                        Note 1 of the Notes to Consolidated Financial Statements included herein.

        22.0            Reserve Audit Report prepared by Netherland Sewell &
                        Associates, Inc.

        23.0            Consent of Independent Certified Public Accountants.

        24.1            Power of Attorney: contained on signature page.

(b) Reports on Form 8-K.

    A current report on Form 8-K to disclose the property acquisition from an affiliate of KLT Gas, Inc. was filed on October 5, 2000.

    A current report on Form 8-K to disclose the Company's proved reserves and reserve values based on reports of its independent petroleum engineers was filed on October 10, 2000.

    A current report on Form 8-K to disclose the filing of a prospectus supplement relating to an offering of shares of the Company's common stock was filed on October 16, 2000.

    A current report on Form 8-K/A to disclose the proforma financial statements relating to the KLT property acquisition. was filed on October 16, 2000.

    A current report on Form 8-K to announce the results for the third quarter of fiscal 2000 was filed on October 18, 2000.

    A current report on Form 8-K to file certain exhibits relating to an offering of shares of the Company's common stock was filed on November 7, 2000.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       EVERGREEN RESOURCES, INC.

Date: March 8, 2001                                    By:              /s/ MARK S. SEXTON
                                                            -----------------------------------------
                                                                          Mark S. Sexton
                                                              PRESIDENT AND CHIEF EXECUTIVE OFFICER
                                                                  (PRINCIPAL EXECUTIVE OFFICER)

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

Date: March 8, 2001                                                  /s/ MARK S. SEXTON
                                                       ---------------------------------------------
                                                                       Mark S. Sexton
                                                           President, Chief Executive Officer and
                                                                          Director
                                                               (Principal Executive Officer)

Date: March 8, 2001                                                 /s/ KEVIN R. COLLINS
                                                       ---------------------------------------------
                                                         Kevin R. Collins, Vice President--Finance
                                                                     CFO and Treasurer
                                                        (Principal Financial and Accounting Officer)

Date: March 8, 2001                                                 /s/ ALAIN BLANCHARD
                                                       ---------------------------------------------
                                                                 Alain Blanchard, Director

Date: March 8, 2001                                                /s/ DENNIS R. CARLTON
                                                       ---------------------------------------------
                                                                Dennis R. Carlton, Director

Date: March 8, 2001                                                /s/ LARRY D. ESTRIDGE
                                                       ---------------------------------------------
                                                                Larry D. Estridge, Director

Date: March 8, 2001                                                 /s/ JOHN J. RYAN III
                                                       ---------------------------------------------
                                                                 John J. Ryan III, Director

Date: March 8, 2001                                                /s/ SCOTT D. SHEFFIELD
                                                       ---------------------------------------------
                                                                Scott D. Sheffield, Director

Date: March 8, 2001                                                 /s/ ARTHUR L. SMITH
                                                       ---------------------------------------------
                                                                 Arthur L. Smith, Director

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors
Evergreen Resources, Inc.
Denver, Colorado

    We have audited the accompanying consolidated balance sheets of Evergreen Resources, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, stockholders' equity, cash flows, and comprehensive income for each of the three years in the period ended
December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the Consolidated Financial Statements referred to above present fairly, in all material respects, the financial position of Evergreen Resources, Inc. and subsidiaries at December 31, 2000 and 1999 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

                                          BDO SEIDMAN, LLP

Denver, Colorado
February 16, 2001

                           EVERGREEN RESOURCES, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
                                                                (IN THOUSANDS)
                                     ASSETS

Current:
  Cash and cash equivalents.................................  $  4,034   $    651
  Accounts receivable (Note 2)..............................    15,194      5,021
  Other current assets......................................     1,156        749
                                                              --------   --------
    Total current assets....................................    20,384      6,421

Property and equipment, at cost (Notes 1, 3, 4 and 15):
  based on the full cost method of accounting for oil and
  gas properties............................................   446,001    199,179

  Less accumulated depreciation, depletion and
    amortization............................................    34,052     24,845
                                                              --------   --------
  Net property and equipment................................   411,949    174,334
Designated cash (Note 5)....................................     2,376      2,313
Other assets (Notes 1 and 3)................................    16,036      1,301
                                                              --------   --------
                                                              $450,745   $184,369
                                                              ========   ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable..........................................  $  5,408   $  3,659
  Amounts payable to oil and gas property owners............     3,183      1,424
  Accrued expenses and other................................     4,943      1,400
                                                              --------   --------
    Total current liabilities...............................    13,534      6,483

Production taxes payable (Note 5)...........................     2,376      2,313
Deferred revenue (Note 12)..................................     1,017         --
Note payable (Note 4).......................................   149,748     15,500
Deferred income taxes (Note 6)..............................    17,218      6,563
                                                              --------   --------
    Total liabilities.......................................   183,893     30,859
                                                              --------   --------

Commitments and contingencies (Notes 3, 4 and 12)

Stockholders' equity (Notes 3, 7, 8 and 9):
  Preferred stock, $1.00 par value; shares authorized,
    24,900; none outstanding................................        --         --
  Common stock, $.01 stated value; shares authorized,
    50,000; shares issued and outstanding 18,328 and
    14,621..................................................       183        146
  Additional paid-in capital................................   247,377    147,326
  Retained earnings.........................................    20,268      6,205
  Accumulated other comprehensive loss......................      (976)      (167)
                                                              --------   --------
    Total stockholders' equity..............................   266,852    153,510
                                                              --------   --------
                                                              $450,745   $184,369
                                                              ========   ========

          See accompanying Notes to Consolidated Financial Statements.

                           EVERGREEN RESOURCES, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
                                                                  (IN THOUSANDS, EXCEPT
                                                                     PER SHARE DATA)
Revenues:
  Natural gas revenues (Note 10)............................  $59,128    $26,722    $21,582
  Interest and other........................................      565        207        178
                                                              -------    -------    -------
Total revenues..............................................   59,693     26,929     21,760
                                                              -------    -------    -------

Expenses:
  Lease operating expense...................................    7,920      4,697      2,481
  Transportation costs......................................    5,902      4,001      2,519
  Production taxes..........................................    2,122        694        876
  Depreciation, depletion and amortization..................    8,190      4,757      3,860
  General and administrative expenses.......................    4,364      3,024      1,933
  Interest expense..........................................    3,330      1,927      1,870
  Other.....................................................      178        175        286
                                                              -------    -------    -------
Total expenses..............................................   32,006     19,275     13,825
                                                              -------    -------    -------

Income from continuing operations before income taxes.......   27,687      7,654      7,935
Income tax provision--deferred (Note 6).....................   10,695      2,979      3,062
                                                              -------    -------    -------
Income from continuing operations...........................   16,992      4,675      4,873
Discontinued operations (Notes 1 and 14)
  Gain on disposal of discontinued operations, net..........       --        452         --
  Equity in earnings of discontinued operations, net........       --         --        339
                                                              -------    -------    -------
Net income..................................................   16,992      5,127      5,212
Preferred stock dividends (Notes 7 and 8)...................   (2,929)        --         --
                                                              -------    -------    -------
Net income attributable to common stockholders..............  $14,063    $ 5,127    $ 5,212
                                                              =======    =======    =======

Basic income per common share:
  From continuing operations................................  $  0.91    $  0.36    $  0.47
  From discontinued operations..............................       --       0.03       0.03
                                                              -------    -------    -------
  Basic income per common share.............................  $  0.91    $  0.39    $  0.50
                                                              =======    =======    =======

Diluted income per common share:
  From continuing operations................................  $  0.87    $  0.34    $  0.44
  From discontinued operations..............................       --       0.03       0.03
                                                              -------    -------    -------
  Diluted income per common share...........................  $  0.87    $  0.37    $  0.47
                                                              =======    =======    =======

          See accompanying Notes to Consolidated Financial Statements.

                           EVERGREEN RESOURCES, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                            COMMON STOCK
                                         -------------------
                                          $.01 STATED VALUE    ADDITIONAL   RETAINED        OTHER           TOTAL
                                         -------------------    PAID-IN     EARNINGS    COMPREHENSIVE   STOCKHOLDERS'
                                          SHARES     AMOUNT     CAPITAL     (DEFICIT)   INCOME (LOSS)      EQUITY
                                         --------   --------   ----------   ---------   -------------   -------------
                                                                        (IN THOUSANDS)
Balance, January 1, 1998...............   10,395      $104      $ 67,948     $(4,134)       $ 234         $ 64,152
Issuance of common stock for services
  (Note 8).............................       15        --           190          --           --              190
Exercise of stock options and purchase
  warrants, net (Note 9)...............      277         2         2,182          --           --            2,184
Issuance of common stock for property
  interests (Note 8)...................      450         5         7,495          --           --            7,500
Issuance of warrants (Note 9)..........       --        --           479          --           --              479
Issuances of common stock for
  acquisitions and other...............        6        --            86          --           --               86
Other comprehensive loss...............       --        --            --          --         (124)            (124)
Net income.............................       --        --            --       5,212           --            5,212
                                          ------      ----      --------     -------        -----         --------
Balance December 31, 1998..............   11,143       111        78,380       1,078          110           79,679
Issuance of common stock for services
  (Note 8).............................       51         1           800          --           --              801
Exercise of stock options and purchase
  warrants, net (Note 9)...............      188         2         1,361          --           --            1,363
Issuance of common stock for property
  interests (Note 8)...................       56         1           920          --           --              921
Issuance of common stock for subsidiary
  (Notes 3 and 8)......................      120         1         2,499          --           --            2,500
Issuance of common stock pursuant to
  public offering (Note 8).............    3,163        31        65,041          --           --           65,072
Common stock repurchase (Note 8).......     (100)       (1)       (1,708)         --           --           (1,709)
Issuance of warrants...................       --        --            33          --           --               33
Other comprehensive loss...............       --        --            --          --         (277)            (277)
Net income.............................       --        --            --       5,127           --            5,127
                                          ------      ----      --------     -------        -----         --------
Balance, December 31, 1999.............   14,621       146       147,326       6,205         (167)         153,510
Issuance of common stock for services
  (Note 8).............................       27        --           722          --           --              722
Exercise of stock options and purchase
  warrants, net (Note 9)...............       44         1           323          --           --              324
Issuance of common stock for property
  interests (Note 8)...................      512         5        11,573          --           --           11,578
Issuance of common stock pursuant to
  public offering (Note 8).............    3,008        30        83,434          --           --           83,464
Stock to be issued for property
  acquisition (Notes 3 and 8)..........      116         1         3,999          --           --            4,000
Other comprehensive loss...............       --        --            --          --         (809)            (809)
Preferred stock dividends..............       --        --            --      (2,929)          --           (2,929)
Net income.............................       --        --            --      16,992           --           16,992
                                          ------      ----      --------     -------        -----         --------
Balance, December 31, 2000.............   18,328      $183      $247,377     $20,268        $(976)        $266,852
                                          ======      ====      ========     =======        =====         ========

          See accompanying Notes to Consolidated Financial Statements.

                           EVERGREEN RESOURCES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 YEARS ENDED DECEMBER 31,
                                                              -------------------------------
                                                                2000        1999       1998
                                                              ---------   --------   --------
                                                                      (IN THOUSANDS)
Increase (Decrease) in Cash and Cash Equivalents
Operating activities:
  Net income................................................  $  16,992   $  5,127   $  5,212
  Adjustments to reconcile net income to cash provided by
    operating activities:
      Depreciation, depletion and amortization..............      8,190      4,757      3,860
      Deferred income taxes.................................     10,655      2,979      3,062
      Gain on disposal of discontinued operations, net......         --       (452)        --
      Equity in earnings of discontinued operations, net....         --         --       (339)
      Non-cash compensation.................................        152        545        225
      Other.................................................        300        170        502
      Changes in operating assets and liabilities:
        Accounts receivable.................................    (10,191)      (293)    (1,118)
        Other current assets................................       (476)      (527)       105
        Accounts payable....................................      2,035       (187)       691
        Accrued expenses and other..........................      2,600        612        (53)
        Deferred revenue....................................      1,017         --         --
                                                              ---------   --------   --------
  Net cash provided by operating activities.................     31,274     12,731     12,147
                                                              ---------   --------   --------
Investing activities:
    Investment in property and equipment....................   (130,101)   (43,243)   (46,959)
    Purchase of subsidiary (Note 3).........................         --     (2,500)        --
    Proceeds from sale of investment........................         --      2,258         --
    Designated cash.........................................        (63)       468       (639)
    Change in production taxes payable......................         63       (468)       639
    Change in other assets..................................    (14,095)      (379)      (243)
                                                              ---------   --------   --------
  Net cash used in investing activities.....................   (144,196)   (43,864)   (47,202)
                                                              ---------   --------   --------
  Financing activities:
    Net proceeds from (payments on) notes payable...........    134,248    (28,639)    33,327
    Redemption of preferred stock...........................   (100,000)        --         --
    Principal payments on capital lease obligations.........         --     (4,029)    (1,061)
    Proceeds from issuance of common stock, net.............     83,788     66,448      2,158
    Common stock repurchase.................................         --     (1,709)        --
    Dividends paid on preferred stock.......................     (2,929)        --         --
    Debt issue costs........................................       (597)       (77)      (143)
    Change in cash held from operating oil and gas
      properties............................................      1,759     (1,523)       (21)
                                                              ---------   --------   --------
  Net cash provided by financing activities.................    116,269     30,471     34,260
                                                              ---------   --------   --------
  Effect of exchange rate changes on cash...................         36        (21)        26
                                                              ---------   --------   --------
  Increase (decrease) in cash and cash equivalents..........      3,383       (683)      (769)
  Cash and cash equivalents, beginning of year..............        651      1,334      2,103
                                                              ---------   --------   --------
  Cash and cash equivalents, end of year....................  $   4,034   $    651   $  1,334
                                                              =========   ========   ========

          See accompanying Notes to Consolidated Financial Statements.

                           EVERGREEN RESOURCES, INC.

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
Net income..................................................  $16,992     $5,127     $5,212
Foreign currency translation adjustments....................     (809)      (277)      (124)
                                                              -------     ------     ------
Comprehensive income........................................  $16,183     $4,850     $5,088
                                                              =======     ======     ======

          See accompanying Notes to Consolidated Financial Statements.

                           EVERGREEN RESOURCES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

(1)  SUMMARY OF ACCOUNTING POLICIES

BUSINESS

    Evergreen Resources, Inc. ("Evergreen" or the "Company") is an independent energy company engaged in the development, production, operation, exploration and acquisition of oil and gas properties. Evergreen's primary focus is on developing and expanding its coal bed methane properties in the Raton Basin in southern Colorado consisting of approximately 258,000 gross acres at December 31, 2000. The Company also holds exploration licenses on approximately 470,000 acres onshore in the United Kingdom, an interest in exploration acreage offshore in the Falkland Islands, an oil and gas exploration contract on approximately 1.2 million gross acres in northern Chile and exploratory acreage in northwestern Colorado. Evergreen operates substantially all of its producing properties.

CONSOLIDATION

    The financial statements include the accounts of Evergreen and its wholly-owned subsidiaries: Evergreen Operating Corporation ("EOC"), Evergreen Resources (UK) Ltd. ("ERUK"), Powerbridge, Inc., Evergreen Well Service Company ("EWS"), Primero Gas Marketing Company ("Primero"), Primero Gas Company, LLC ("PGC"), Long Canyon Gas Company, LLC ("LGC"), EnviroSeis, LLC ("EnviroSeis") and XYZ Minerals, Inc. ("XYZ"). ERUK is organized under the laws of the United Kingdom and XYZ is a Delaware corporation. The other subsidiaries are all organized under the laws of Colorado. All significant intercompany balances and transactions have been eliminated in consolidation.

    The Company has a 40% ownership in Argos Evergreen Limited ("AEL"), a Falkland Islands company. This investment is accounted for using the equity method of accounting. In connection with the property acquired from an affiliate of KLT Gas, Inc. which is an indirect wholly-owned subsidiary of Kansas City Power and Light Company ("KLT property acquisition"), the Company purchased a 50% ownership in Lorencito Gas Gathering, L.L.C., a Colorado limited liability company that is accounted for using the equity method of accounting. See Note 3 for further discussion. Effective February 1999, the Company sold its 49% interest in Maverick Stimulation Company, LLC ("Maverick"), which had previously been accounted for using the equity method of accounting. See Note 14 for further discussion.

USES OF ESTIMATES

    The preparation of financial statements in conformity with accounting principles generally accepted in the Unites States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates with regard to these financial statements include the estimate of proved oil and gas reserve volumes and the related present value of estimated future net cash flows. See Note 15 for supplemental oil and gas information (unaudited).

                           EVERGREEN RESOURCES, INC.

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

(1)  SUMMARY OF ACCOUNTING POLICIES (CONTINUED)
PROPERTY AND EQUIPMENT

    The Company follows the full-cost method of accounting for oil and gas properties. Under this method, all productive and nonproductive costs incurred in connection with the exploration for and development of oil and gas reserves are capitalized. Such capitalized costs include lease acquisition, geological and geophysical work, delay rentals, drilling, completing and equipping oil and gas wells, including salaries, benefits and other internal salary related costs directly attributable to these activities. Evergreen capitalized $2,786,000, $1,845,000, and $711,000 of internal costs for the years ended December 31, 2000, 1999 and 1998. Costs associated with production and general corporate activities are expensed in the period incurred. Interest costs related to unproved properties and properties under development are also capitalized to oil and gas properties. If the net investment in oil and gas properties exceeds an amount equal to the sum of (1) the standardized measure of discounted future net cash flows from proved reserves (see Note 15), and (2) the lower of cost or fair market value of properties in process of development and unexplored acreage, the excess is charged to expense as additional depletion. Normal dispositions of oil and gas properties are accounted for as adjustments of capitalized costs, with no gain or loss recognized.

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

    Gas collection and support equipment are stated at cost. Depreciation and amortization for the Raton Basin gas collection system is computed on the units-of-production method based upon total reserves of the field. Certain gas gathering system components and other support equipment are depreciated using the straight-line method over the estimated useful lives of the assets of 3 to 30 years.

    The Company applies Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." Under SFAS No. 121, long-lived assets and certain intangibles are reported at the lower of the carrying amount or their estimated recoverable amounts. Long-lived assets subject to the requirements of SFAS
No. 121, are evaluated for possible impairment through review of undiscounted expected future cash flows. If the sum of undiscounted expected future cash flows is less than the carrying amount of the asset or if changes in facts and circumstances indicate, an impairment loss is recognized. No impairment existed at December 31, 2000.

AMOUNTS PAYABLE TO OIL AND GAS PROPERTY OWNERS

    Amounts payable to oil and gas property represents production revenue that the Company, as operator, is collecting and distributing to revenue interest owners.

                           EVERGREEN RESOURCES, INC.

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

(1)  SUMMARY OF ACCOUNTING POLICIES (CONTINUED)
INCOME TAXES

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

ENVIRONMENTAL MATTERS

    Environmental costs are expensed or capitalized depending on their future economic benefit. Costs that relate to an existing condition caused by past operations and have no future economic benefit are expensed. Liabilities for future expenditures of a non-capital nature are recorded when future environmental expenditures and/or remediation is deemed probable, and the costs can be reasonably estimated. Costs of future expenditures for environmental remediation obligations are not discounted to their present value.

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

    The Company has received cash payments from a purchaser in consideration for a contract to sell certain future production. These cash payments are initially recorded as deferred revenue and are amortized as revenue pro-rata over the contract term.

    The Emerging Issues Task Force ("EITF") reached a consensus, effective in the fourth quarter 2000, on EITF Issue 00-10, "Accounting for Shipping and Handling Fees and Costs." The consensus states that amounts billed for transportation and other shipping and handling fees should be classified

                           EVERGREEN RESOURCES, INC.

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

(1) SUMMARY OF ACCOUNTING POLICIES (CONTINUED) as revenues and that the costs should be classified as an operating expense and not netted against natural gas revenues. The Company adopted this consensus in the fourth quarter and reclassified prior years' costs to conform with this presentation.

COMPREHENSIVE INCOME

    The Company has elected to report comprehensive income in a consolidated statement of comprehensive income. Comprehensive income is composed of net income and all changes to stockholders' equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders.

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

    Financial Accounting Standards Board ("FASB") Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" ("FIN 44"), which became effective July 1, 2000, except that certain conclusions in this Interpretation which covered specific events that occured after either December 15, 1998 or January 12, 2000 were to be recognized on a prospective basis from July 1, 2000. This Interpretation clarifies the application of APB Opinion 25 for certain issues related to stock issued to employees. The Company's existing stock-based compensation policies and procedures are in compliance with FIN 44 and, therefore, the adoption of FIN 44 has had no material effect on the Company's financial condition, results of operations or cash flows.

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

                           EVERGREEN RESOURCES, INC.

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

(1)  SUMMARY OF ACCOUNTING POLICIES (CONTINUED)
    At December 31, 2000 and 1999, the Company owned equity securities in an unaffiliated company with a carrying value of approximately $1,080,000 and $730,000, respectively. The market value at December 31, 2000 and 1999 was approximately $1,450,000 and $967,000, respectively.

    The Company manages and controls market and credit risk through established formal internal control procedures which are reviewed on an ongoing basis. The Company attempts to minimize credit risk exposure to purchasers of the Company's natural gas through formal credit policies, monitoring procedures and letters of credit.

    Unless otherwise specified, the Company believes the book value of the financial instruments approximates their fair value. See "Hedging Activities" for a discussion of hedge instruments.

HEDGING ACTIVITIES

    The Company sometimes enters into fixed-price physical delivery contracts and commodity price swap derivatives to manage price risk with regard to a portion of its natural gas production. Commodity price swap derivative contracts are accounted for using the hedge method of accounting. Under this method, realized gains and losses on qualifying hedges are recognized in gas revenues when the associated production occurs and the resulting cash flows are reported as cash flows from operations. To qualify as a hedge, these swap contracts must be designated as a hedge and changes in their fair value must correlate with changes in the price of anticipated future production such that the Company's exposure to the effects of commodity price changes is reduced. If the contract is not a hedge, changes in the fair value are recorded currently.

    As of December 31, 2000, the Company had one outstanding commodity price swap agreement for 10 MMcf per day through December 31, 2001 at a hedge price of $6.10 per Mcf. The contract calls for the Company to receive or make payments based upon the differential between the hedge price and the market gas price, as defined in the contract, for the notional quantity. At December 31, 2000, the unrealized loss for this swap contract was $442,000, net of taxes, as determined by calculating the net present value of the payment differential for the aggregate remaining notional quantities based on quoted market prices, adjusted for certain defined costs. See Note 12 for discussion of hedging contracts.

    The Company is exposed to credit risk in the event of nonperformance by the counterparty in the commodity price swap contract; however, the Company does not anticipate nonperformance by the counterparty.

RECLASSIFICATIONS

    Certain items included in prior years' financial statements have been reclassified to conform to current year presentation.

RECENT ACCOUNTING PRONOUNCEMENTS

    SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB No. 133", and SFAS No. 138, "Accounting for Certain Derivative Instruments

                           EVERGREEN RESOURCES, INC.

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

(1) SUMMARY OF ACCOUNTING POLICIES (CONTINUED) and Certain Hedging Activities" is effective for the Company as of January 1, 2001. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities measured at fair value. The accounting for changes in the fair value of a derivative depends on the use of the derivative. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. Adoption of these new accounting standards will result in cumulative after-tax reductions in other comprehensive income of approximately $442,000 from the cumulative effect of adoption on January 1, 2001. The adoption will also impact assets and liabilities recorded on the consolidated balance sheet.

    In 1999, the SEC issued Staff Accounting Bulletin No. 101 ("SAB 101") dealing with revenue recognition which is effective in the fourth quarter of 2000. The Company adopted SAB 101 in 2000 without any material effect on the Company's financial statements.

    The EITF reached a consensus, effective in the fourth quarter 2000, on EITF Issue 00-10, "Accounting for Shipping and Handling Fees and Costs." The consensus states that amounts billed for transportation and other shipping and handling fees should be classified as revenues and that the costs should be classified as an operating expense and not netted against natural gas revenues. The Company adopted this consensus in the fourth quarter and reclassified prior year's costs to conform with this presentation. The change had no material impact on the Company's financial condition, results of operations or cash flows.

(2)  ACCOUNTS RECEIVABLE

    The components of accounts receivable include the following:

                                                                DECEMBER 31,
                                                             -------------------
                                                               2000       1999
                                                             --------   --------
                                                               (IN THOUSANDS)
Natural gas sales..........................................  $14,078     $3,921
Joint interest billings and other..........................    1,116      1,100
                                                             -------     ------
                                                             $15,194     $5,021
                                                             =======     ======

                           EVERGREEN RESOURCES, INC.

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

(3)  PROPERTY AND EQUIPMENT

    Property and equipment includes the following:

                                                             DECEMBER 31,
                                                          -------------------
                                                            2000       1999
                                                          --------   --------
                                                            (IN THOUSANDS)
Oil and gas properties:
  Proved oil and gas properties.........................  $274,978   $103,659
  Unevaluated properties not subject to amortization....    42,410     31,748
  Accumulated depreciation, depletion and
    amortization........................................   (25,505)   (19,312)
                                                          --------   --------
  Net oil and gas properties............................   291,883    116,095
                                                          --------   --------
Gas gathering equipment.................................   100,602     46,201
Construction in progress................................     7,857      6,090
Support equipment.......................................    20,154     11,481
Accumulated depreciation and amortization...............    (8,547)    (5,533)
                                                          --------   --------
  Net other property and equipment......................   120,066     58,239
                                                          --------   --------
Property and equipment, net of accumulated depreciation,
  depletion and amortization............................  $411,949   $174,334
                                                          ========   ========

    Included in construction in progress at December 31, 2000 and December 31, 1999 are costs for a new compressor station, gas gathering laterals and costs for well equipment. Oil and gas property costs of $42,410,000 and $31,748,000 were not being amortized at December 31, 2000 and December 31, 1999. These costs, at December 31, 2000, consisted of $19,107,000 for domestic properties, $19,048,000 for the United Kingdom ("U.K."), $1,335,000 for the Falkland Islands and $2,920,000 for Chile. The Company will classify the unevaluated costs for the U.K., Falkland Islands and Chile as evaluated costs when future development of the licenses relating to such properties determines the viability of the underlying reserves. The Company anticipates that substantially all of the unevaluated costs related to domestic properties will be classified as evaluated costs within the next three to five years.

    Effective September 1, 2000, Evergreen acquired approximately 24,000 gross acres of producing coal bed methane properties in the Raton Basin for approximately $181.6 million. The purchase was accounted for using the purchase method of accounting. The purchase price consideration consisted of approximately $70 million in cash, $100 million in mandatory redeemable preferred stock and $6 million in the Company's common stock paid at closing. In addition to the consideration paid at the closing, on January 5, 2001, the Company delivered 116,009 additional shares of common stock valued at $4 million, under the terms of the acquisition agreement, because the average of the monthly settle prices for the 2001 NYMEX natural gas contracts exceeded $4.465 per MMBtu. As additional purchase consideration, Evergreen paid monthly net profits interest payments totaling approximately $1,505,000 for September through December 31, 2000. The total purchase price, including direct costs of approximately $93,000, was allocated as follows: (1) $135.6 million to proved oil and gas properties, (2) $14 million to other assets, (3) $30 million to gas gathering equipment, and (4) $2 million to unevaluated properties. The purchase price allocation is preliminary and will be finalized after management's final review of the relative fair values of the properties purchased.

                           EVERGREEN RESOURCES, INC.

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

(3)  PROPERTY AND EQUIPMENT (CONTINUED)
    The operations of the KLT property acquisition were included in the consolidated operations from September 1, 2000. The following unaudited proforma consolidated results of operations are presented as if the KLT property acquisition had occurred at the beginning of the periods presented.

                                                                 YEAR ENDED
                                                                DECEMBER 31,
                                                            ---------------------
                                                              2000        1999
                                                            ---------   ---------
                                                            (IN THOUSANDS, EXCEPT
                                                             PER SHARE AMOUNTS)
Net revenue...............................................   $78,484     $42,024
Net income................................................   $20,163     $ 1,624
Net income (loss) attributable to common stockholders.....   $10,900     $(7,424)

Income (loss) per common share:
  Basic...................................................   $  0.71     $ (0.57)
  Diluted.................................................   $  0.67     $ (0.57)

    Effective September 30, 1999, Evergreen acquired XYZ, whose assets consisted of coal bed methane mineral interests and certain other assets, for $5 million. The purchase was accounted for using the purchase method of accounting. The purchase price consisted of $2.5 million in cash and 120,000 shares of Evergreen common stock valued at $2.5 million. Subject to certain terms and conditions, Evergreen provided the seller of XYZ with protection of the value of such stock, for a period of six months from the November 5, 1999 effective date of the registration statement relating to the resale of the shares. If the sales price received by the seller upon the sale of the Evergreen stock was less than the issuance price of $20.83 per share, Evergreen would be required to reimburse the seller for the price differential. The Company is currently negotiating the price protection with the seller of XYZ. The coal bed methane interests consist of a 17.5% royalty interest in more than 20,000 acres in the southern Colorado portion of the Raton Basin, on acreage Evergreen currently operates. In 1998, Evergreen acquired a 75% working interest in this same acreage.

    The Company is in the process of developing properties in the U.K. and is unable to prepare reserve information in this area. In 1997, under a new onshore licensing regime implemented by the U.K. Department of Trade and Industry, Evergreen converted its original licenses to new onshore licenses, called Petroleum Exploration and Development Licenses. In connection with such conversion, the Company relinquished rights to approximately 259,000 acres, which were not considered highly prospective for coal bed methane development. Under the licenses, the Company retained approximately 377,000 acres, which were high-graded for coal bed methane and conventional hydrocarbon potential. During 1999, the Company acquired an additional 136,000 acres. During 2000, the Company relinquished certain acreage and now has approximately 470,000 acres. The licenses provide up to a 30 year term with optional periodic relinquishment of portions of the license, subject to future development plans. There are no royalties or burdens encumbering these licenses. Evergreen drilled 5 conventional coal bed methane wells and 4 mine-gas interaction and gob wells during 2000. The Company anticipates that its evaluation of the results of these wells will be completed in 2001.

                           EVERGREEN RESOURCES, INC.

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

(3)  PROPERTY AND EQUIPMENT (CONTINUED)

    In October 1998, the Falkland Islands consortium, in which Evergreen had a net 2% interest, finished drilling its second well. The two wells on Tranche A have established good source rock seal and potential reservoir rocks. In 2000, the consortium assigned the license interests and operatorship to AEL, in which Evergreen owns a 40% interest. AEL is currently evaluating data from all wells drilled to determine the future strategy for the acreage. AEL has extended the license fees through 2000 and has no further work obligations through 2001. The total estimated costs for the program through the year ended December 31, 2001 is approximately $100,000.

    During 1999, the Company completed a proprietary 2D seismic program in Chile. The data is being processed and interpreted. Evergreen has been granted by the Ministry of Mining an extension of the second exploration period through September 2001.

(4)  FINANCING AGREEMENT

    The Company currently has a $200 million revolving credit facility with a bank group consisting of Hibernia National Bank, BNP-Paribas, Wells Fargo Bank Texas, NA, BankOne, NA, Fleet National Bank, Bank of Scotland and First Union National Bank (the "Banks"). The credit facility is available through July 1, 2003. Advances pursuant to this credit facility are limited to a borrowing base, which is presently $200 million. The Company may elect to use either the London interbank offered rate, or LIBOR, plus a margin of 1.125% to 1.50% or the prime rate plus a margin of 0% or 0.25%, with margins on both rates determined on the average outstanding borrowings under the credit facility. The borrowing base is redetermined semi-annually by the Banks based upon reserve evaluations of Evergreen's oil and gas properties. An average annual commitment fee of 0.375% is charged quarterly for any unused portion of the credit line. The agreement is collateralized by all domestic oil and gas properties and guaranteed by substantially all of the Company's subsidiaries. The credit agreement also contains certain net worth, leverage and ratio requirements. At December 31, 2000 and 1999, Evergreen has $149.7 million and $15.5 million, respectively, of outstanding borrowings under this credit facility, with a current average interest rate of 7.8%. The Company was in compliance with all loan covenants at December 31, 2000 and 1999.

(5)  DESIGNATED CASH AND RELATED PRODUCTION TAXES PAYABLE

    Designated cash represents the cash withheld for payment of production taxes from the Company and third party revenue interest owners. The production taxes payable relates to ad valorem taxes collected for production through December 31, 2000 and 1999 which are not payable until the following year or later. The related cash collected from the Company and third party revenue interest owners designated for payment of ad valorem taxes is reflected as a non-current asset.

                           EVERGREEN RESOURCES, INC.

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

(6)  INCOME TAXES

    The provision for deferred income taxes consisted of the following:

                                                        YEARS ENDED DECEMBER 31,
                                                     ------------------------------
                                                       2000       1999       1998
                                                     --------   --------   --------
                                                             (IN THOUSANDS)
Federal............................................  $ 9,361     $2,830     $2,839
State..............................................    1,334        438        440
                                                     -------     ------     ------
                                                     $10,695     $3,268     $3,279
                                                     =======     ======     ======

Income tax for continuing operations...............  $10,695     $2,979     $3,062
Income tax for discontinued operations.............       --        289        217
                                                     -------     ------     ------
Total income tax provision--deferred...............  $10,695     $3,268     $3,279
                                                     =======     ======     ======

    A reconciliation between the income tax provision computed at the statutory rate on income before taxes and the income tax provision is as follows:

                                                        YEARS ENDED DECEMBER 31,
                                                     ------------------------------
                                                       2000       1999       1998
                                                     --------   --------   --------
                                                             (IN THOUSANDS)
Federal income tax provision at statutory rate.....  $ 9,413     $2,854     $2,887
State income tax provision at statutory rate.......    1,252        277        280
Other..............................................       30        137        112
                                                     -------     ------     ------
Total income tax provision--deferred...............  $10,695     $3,268     $3,279
                                                     =======     ======     ======

    The components of the net deferred tax assets and liabilities are shown below:

                                                             DECEMBER 31,
                                                          -------------------
                                                            2000       1999
                                                          --------   --------
                                                            (IN THOUSANDS)
Net operating loss carryforwards........................  $  8,393   $  8,981
Percentage depletion carryforwards......................     1,303      1,303
Other...................................................       695        296
                                                          --------   --------
Net deferred tax assets.................................    10,391     10,580

Deferred tax liability--depreciation, depletion and
  amortization..........................................   (27,609)   (17,143)
                                                          --------   --------
Net deferred tax liability..............................  $(17,218)  $ (6,563)
                                                          ========   ========

    As of December 31, 2000, the Company has net operating loss carryforwards for tax purposes of approximately $22 million which expire beginning in 2001 through 2019.

(7)  REDEEMABLE PREFERRED STOCK

    In connection with the KLT property acquisition, the Company issued 100,000 shares of mandatory redeemable preferred stock, with an aggregate liquidation value of $100 million. Each share had a

                           EVERGREEN RESOURCES, INC.

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

(7)  REDEEMABLE PREFERRED STOCK (CONTINUED)
liquidation and redemption value of $1,000, plus accrued dividends. The Company redeemed the stock on December 22, 2000 using new borrowings under its credit facility. The preferred stock earned dividends from September 1, 2000 through December 22, 2000 at an annual rate of 9.5%, or $2,929,000. See Note 3 for further discussion of the KLT property acquisition.

(8)  STOCKHOLDERS' EQUITY

EARNINGS PER SHARE

    The following table sets forth the computation of basic and diluted earnings per share:

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
                                                                  (IN THOUSANDS, EXCEPT
                                                                     PER SHARE DATA)
Numerator:
  Net income from continuing operations.....................  $16,992    $ 4,675    $ 4,873
  Gain on disposal of discontinued operations, net..........       --        452         --
  Equity in earnings of discontinued operations, net........       --         --        339
  Preferred stock dividends.................................   (2,929)        --         --
                                                              -------    -------    -------
  Numerator for basic earnings per share
    --income available to common stockholders...............  $14,063    $ 5,127    $ 5,212
                                                              =======    =======    =======
  Numerator for dilutive earnings per share
    --income available to common stockholders after assumed
    conversions.............................................  $14,063    $ 5,127    $ 5,212
                                                              =======    =======    =======

Denominator:
  Denominator for basic earnings per share--weighted average
    shares..................................................   15,433     12,953     10,522
  Effect of dilutive securities:
    Stock options and warrants..............................      772        680        647
    Stock to be issued--KLT property acquisition
      (Note 3)..............................................       31         --         --
                                                              -------    -------    -------
  Dilutive potential common shares..........................      803        680        647
                                                              -------    -------    -------
  Denominator for diluted earnings per share
    --adjusted weighted average shares and assumed
    conversions.............................................   16,236     13,633     11,169
                                                              =======    =======    =======

BASIC INCOME PER COMMON SHARE:
  From continuing operations................................  $  0.91    $  0.36    $  0.47
  From discontinued operations..............................       --       0.03       0.03
                                                              -------    -------    -------
Basic income per common share...............................  $  0.91    $  0.39    $  0.50
                                                              =======    =======    =======

DILUTED INCOME PER COMMON SHARE:
  From continuing operations................................  $  0.87    $  0.34    $  0.44
  From discontinued operations..............................       --       0.03       0.03
                                                              -------    -------    -------
Diluted income per common share.............................  $  0.87    $  0.37    $  0.47
                                                              =======    =======    =======

                           EVERGREEN RESOURCES, INC.

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

(8)  STOCKHOLDERS' EQUITY (CONTINUED)
    For the years ended December 31, 2000, 1999 and 1998 all common stock equivalents were included in the computation of diluted earnings per share.

STOCK ISSUED FOR SERVICES

    During the years ended December 31, 2000 and 1999, the Company issued common stock valued at $632,000 and $801,000 as bonuses to certain employees. During the year ended December 31, 2000 and 1998, the Company issued common stock to directors for directors' fees valued at $15,000 and $190,000, respectively. During 2000, the Company also issued common stock valued at $75,000 to a company for consulting services.

STOCK ISSUED FOR PROPERTY INTERESTS

    Effective December 31, 1998, the Company purchased coal bed methane gas interests from a company for $8.5 million. The purchase price consisted of 450,000 shares of Evergreen common stock valued at $16.67 per share for a total of $7.5 million, the assumption of $750,000 in debt and cash of $250,000.

    Effective September 30, 1999, Evergreen acquired XYZ for $5 million. The purchase price consisted of $2.5 million in cash and 120,000 shares of Evergreen stock valued at $2.5 million. (See Note 3).

    During the year ended December 31, 1999, miscellaneous property interests and surface rights were acquired in exchange for 55,996 shares of the Company's common stock valued at $921,000.

    On January 20, 2000, the Company acquired additional interests in the Raton Basin in exchange for 309,834 shares of Evergreen common stock valued at approximately $5,578,000.

    Effective September 1, 2000, Evergreen acquired property in the Raton Basin for $176 million at closing. The initial purchase price consisted of $70 million in cash, $100 million in mandatory redeemable preferred stock and 201,748 shares of Evergreen stock valued at $6 million. On January 5, 2001, the Company issued an additional 116,009 shares of Evergreen stock valued at $4 million as additional purchase price consideration. These additional shares are included in stockholders' equity as stock to be issued. See Note 3 for further discussion.

OTHER EQUITY TRANSACTIONS

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

    On June 22, 1999, the Company completed a public offering of its common shares, whereby it sold 3,162,500 shares at $22.00 per share. Proceeds, net of underwriters' commissions and expenses of

                           EVERGREEN RESOURCES, INC.

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

(8)  STOCKHOLDERS' EQUITY (CONTINUED)
$4.4 million, were $65.1 million, of which $58 million and $3.6 million were used to pay off the Company's line of credit and capital lease obligation.

    On November 20, 2000, the Company completed a public offering of its common shares, whereby it sold 3,008,300 shares at $29.375 per share. Proceeds, net of underwriters' commissions and expenses of $4.9 million, were $83.5 million, which were used to reduce the balance on the Company's line of credit.

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

(9)  STOCK OPTIONS AND WARRANTS

    On May 12, 1997, the Board of Directors adopted, and the Company's shareholders subsequently approved, an Initial Stock Option Plan (the "Plan"), whereby employees may be granted incentive options to purchase up to 500,000 shares of the common stock of the Company. The exercise price of incentive options must be equal to at least the fair market value of the common stock as of the date of grant. As of December 31, 2000, the Company has granted all 500,000 options available under the Plan.

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

                           EVERGREEN RESOURCES, INC.

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

(9)  STOCK OPTIONS AND WARRANTS (CONTINUED)

    On June 16, 2000, the Company's shareholders approved the 2000 Stock Incentive Plan (the "2000 Plan"). Under the 2000 Plan, the Company may grant options to purchase up to 1,000,000 shares of its common stock, plus an annual increase equal to the lesser of either 150,000 shares or an amount determined by the Board of Directors. Awards which may be granted under the 2000 Plan include incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards and restricted units. As of December 31, 2000, 400,000 awards had been granted under the 2000 Plan.

    During the year ended December 31, 2000, the Company granted 679,280 options to its directors, officers and employees at exercise prices ranging from $18.50 to $27.44. During the year ended December 31, 1999, the Company granted 221,301 options to its directors and officers at an exercise price of $14.625. During the year ended December 31, 1998, the Company granted 264,990 options to its directors, officers and employees at exercise prices ranging from $7.00 to $13.00.

                                                         YEARS ENDED DECEMBER 31,
                                    ------------------------------------------------------------------
                                            2000                   1999                   1998
                                    --------------------   --------------------   --------------------
                                                WEIGHTED               WEIGHTED               WEIGHTED
                                                AVERAGE                AVERAGE                AVERAGE
                                                EXERCISE               EXERCISE               EXERCISE
                                     SHARES      PRICE      SHARES      PRICE      SHARES      PRICE
                                    ---------   --------   ---------   --------   ---------   --------
Outstanding, beginning of
  period..........................  1,106,281    $ 9.57    1,083,218   $  8.17    1,094,783    $ 7.41
  Granted.........................    679,280     23.84      221,301    14.625      264,990     11.18
  Exercised.......................    (43,625)     8.02     (188,238)     7.24     (276,555)     8.06
  Expired.........................    (13,000)    16.81      (10,000)    12.58           --        --
                                    ---------    ------    ---------   -------    ---------    ------
Outstanding, end of period........  1,728,936    $15.16    1,106,281   $  9.57    1,083,218    $ 8.17
                                    ---------    ------    ---------   -------    ---------    ------
Options and warrants exercisable,
  end of period...................    820,187    $ 8.50      762,781   $  7.94      853,468    $ 7.51
                                    ---------    ------    ---------   -------    ---------    ------
Weighted average per share fair
  value of options and warrants
  granted during the period.......               $18.66                $  9.48                 $ 7.80
                                                 ======                =======                 ======

    SFAS No. 123, "Accounting for Stock-Based Compensation," requires the Company to provide pro forma information regarding net income and net income per share as if compensation costs for the Company's stock option plans and other stock awards had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The Company estimated the fair value of each stock award at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the year ending December 31, 1998: dividend yield at 0%; expected volatility of approximately 58%; risk-free interest rate of 5.6% and expected lives of five years for the warrants and options. Assumptions used for the year ending December 31, 1999: dividend yield at 0%; expected volatility of approximately 43%; risk-free interest rate of 4.5% and expected lives of five and ten years for the warrants and options. Assumptions used for the year ended December 31, 2000: dividend yield at 0%; expected volatility of approximately 43% to 50%; risk-free interest rates of 4.82% to 5.74% and expected lives of five to ten years for the warrants and options.

                           EVERGREEN RESOURCES, INC.

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

(9)  STOCK OPTIONS AND WARRANTS (CONTINUED)
    Under the accounting provisions of SFAS No. 123, the Company's net income and net income per share would have been adjusted to the following pro forma amounts:

                                                          YEARS ENDED DECEMBER 31,
                                 ---------------------------------------------------------------------------
                                          2000                      1999                      1998
                                 -----------------------   -----------------------   -----------------------
                                 AS REPORTED   PRO FORMA   AS REPORTED   PRO FORMA   AS REPORTED   PRO FORMA
                                 -----------   ---------   -----------   ---------   -----------   ---------
                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
Basic net income (Note 8):
Income from continuing
  operations...................    $14,063      $12,702       $4,675      $4,131        $4,873      $4,416
Discontinued operations........         --           --          452         452           339         339
                                   -------      -------       ------      ------        ------      ------
Net income.....................    $14,063      $12,702       $5,127      $4,583        $5,212      $4,755
                                   =======      =======       ======      ======        ======      ======
Basic income per common share:
  From continuing operations...    $  0.91      $  0.82       $ 0.36      $ 0.32        $ 0.47      $ 0.42
  From discontinued
    operations.................         --           --         0.03        0.03          0.03        0.03
                                   -------      -------       ------      ------        ------      ------
  Basic income per common
    share......................    $  0.91      $  0.82       $ 0.39      $ 0.35        $ 0.50      $ 0.45
                                   =======      =======       ======      ======        ======      ======
Diluted net income (Note 8):
Income from continuing
  operations...................    $14,063      $12,702       $4,675      $4,131        $4,873      $4,416
Discontinued operations........         --           --          452         452           339         339
                                   -------      -------       ------      ------        ------      ------
Net income.....................    $14,063      $12,702       $5,127      $4,583        $5,212      $4,755
                                   =======      =======       ======      ======        ======      ======
Diluted income per common
  share:
  From continuing operations...    $  0.87      $  0.78       $ 0.34      $ 0.31        $ 0.44      $ 0.40
  From discontinued
    operations.................         --           --         0.03        0.03          0.03        0.03
                                   -------      -------       ------      ------        ------      ------
  Diluted income per common
    share......................    $  0.87      $  0.78       $ 0.37      $ 0.34        $ 0.47      $ 0.43
                                   =======      =======       ======      ======        ======      ======

                           EVERGREEN RESOURCES, INC.

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

(9)  STOCK OPTIONS AND WARRANTS (CONTINUED)
    The following table summarizes information about stock options and warrants outstanding at December 31, 2000:

                                  OUTSTANDING                         EXERCISABLE
                  --------------------------------------------   ----------------------
                                                      WEIGHTED                 WEIGHTED
                      NUMBER       WEIGHTED AVERAGE   AVERAGE      NUMBER      AVERAGE
   RANGE OF       OUTSTANDING AT      REMAINING       EXERCISE   EXERCISABLE   EXERCISE
EXERCISE PRICES      12/31/00      CONTRACTUAL LIFE    PRICE     AT 12/31/00    PRICE
---------------   --------------   ----------------   --------   -----------   --------
$6.90..........         8,029            0.83          $ 6.90        8,029      $6.90
7.00..........        544,240            1.74            7.00      544,240       7.00
7.80 - 9.50...        122,086            0.91            8.06      122,086       8.06
13.00.........        166,750            7.00           13.00       83,376      13.00
14.63.........        221,301            7.74           14.63       46,301      14.63
18.50.........        259,330            8.93           18.50        8,955      18.50
27.38.........        257,200            9.78           27.38        7,200      27.38
27.44.........        150,000            9.83           27.44           --         --
--------------      ---------            ----          ------      -------      -----
$6.90 - 27.44..     1,728,936            5.93          $15.16      820,187      $8.50
--------------      ---------            ----          ------      -------      -----

(10)  MAJOR CUSTOMERS

    During the years ended December 31, 2000, 1999 and 1998, the Company made sales to certain unrelated entities which individually comprised greater than 10% of total natural gas revenues. The following is a table summarizing the percentage provided by each customer:

CUSTOMER                                                   A             B             C             D
--------                                                --------      --------      --------      --------
Year ended December 31, 2000..........................     61%           22%           12%           --%
Year ended December 31, 1999..........................     49%           --            24%           18%
Year ended December 31, 1998..........................     44%           --            45%           --%

(11)  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

    Cash paid during the years ended December 31, 2000, 1999 and 1998 for interest was approximately $3,599,000, $2,194,000, and $2,317,000. During the years ended December 31, 2000, 1999 and 1998, approximately $626,000, $351,000 and $448,000 of interest paid was capitalized.

    See Notes 3, 7, 8, and 9 for additional non-cash transactions during the years ended December 31, 2000, 1999 and 1998.

(12)  COMMITMENTS AND CONTINGENCIES

    Due to increasing production in the Raton Basin, Colorado Interstate Gas Co. ("CIG") completed a 20-inch loop of its Picketwire Lateral pipeline, which became operational on November 1, 2000. This pipeline increased takeaway capacity to 150 MMcf per day. Evergreen's current firm transportation commitments, including a recent increase and commitments assumed with the KLT property acquisition, are 85 MMcf of gross gas sales per day. Other projects are scheduled by CIG to further increase takeaway capacity in 2001. The Company has committed to an additional 40 MMcf per day,

                           EVERGREEN RESOURCES, INC.

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

(12) COMMITMENTS AND CONTINGENCIES (CONTINUED) subject to a ramp-up schedule increasing 5 MMcf per day every four months starting October 1, 2001 through February 2004. Thus, the Company's total transportation obligations committed to will increase in increments to 125 MMcf per day by February 2004.

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

    Under terms of the transportation agreements, the Company has committed to pay the following transportation reservation charges with CIG to provide firm transportation capacity rights:

                                                               RESERVATION
YEAR ENDING DECEMBER 31,                                         CHARGES
------------------------                                      --------------
                                                              (IN THOUSANDS)
2001........................................................     $  8,264
2002........................................................        9,746
2003........................................................       11,524
2004........................................................       12,756
2005........................................................       12,227
Thereafter..................................................       85,441
                                                                 --------
                                                                 $139,958
                                                                 ========

    In May 1998, the Company entered into a new ten-year office lease for approximately $267,500 per year. Rental expense was approximately $290,000, $268,000, and $234,000 for the years ended December 31, 2000, 1999 and 1998. In
November 2000, the Company amended its lease to increase its office space due to the growth of the Company. The increase results in lease rental expense of approximately $597,000 per year beginning March 2001.

    The Company also leases equipment under non-cancelable operating leases with maturity dates through the year ending December 31, 2002. The following table summarizes the future minimum lease payments under all noncancelable operating lease obligations.

                                                              FUTURE MINIMUM
YEAR ENDING DECEMBER 31,                                      LEASE PAYMENTS
------------------------                                      --------------
                                                              (IN THOUSANDS)
2001........................................................      $  945
2002........................................................         961
2003........................................................         843
2004........................................................         631
2005........................................................         643
2006 and Thereafter.........................................       1,553
                                                                  ------
                                                                  $5,576
                                                                  ======

    Effective January 1, 1997, the Company implemented a 401(k) plan (the "Plan") for all eligible employees. The Company provides a matching contribution up to a certain percentage of the employees' contributions. The Plan also provides for a profit sharing contribution determined at the

                           EVERGREEN RESOURCES, INC.

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

(12) COMMITMENTS AND CONTINGENCIES (CONTINUED) discretion of the Company. The total matching and profit sharing contributions for the years ended December 31, 2000, 1999 and 1998 were approximately $179,000, $46,000 and $34,000, respectively.

    See Note 3 for work commitments in the UK, Chile and Falkland Islands.

    On July 13, 1998, a localized group of citizens, Southern Colorado C.U.R.E., filed a lawsuit against EOC under the citizen suit provision of the Clean Water Act in the U.S. District Court for the District of Colorado, related to EOC's water production associated with its coal bed methane drilling operations in the Raton Basin near Trinidad, Colorado. EOC also coordinated with the EPA and the State of Colorado in the investigation of certain practices in connection with these operations. On January 7, 2000, EOC entered into a Compliance Order on Consent with the State of Colorado Department of Public Health and the Environment ("CDPHE") that resolved water quality and discharge issues between the CDPHE and EOC. As a result, as anticipated, the U.S. District Court granted the Company's Motion to Dismiss the citizen suit, with prejudice, on the grounds that the Consent Order moots the federal case and bars C.U.R.E. from seeking further penalties for the same alleged violations. The only outstanding matter related to this case pertains to the assertion by C.U.R.E. that it is entitled to attorneys fees, which the Company disputes and has vigorously contested. Management believes that in the event attorney fees are granted, it would not have a material adverse effect on the Company's operations.

    Under the Consent Order, EOC has obtained additional permits and will install a water supply system as a Supplemental Environmental Project, in lieu of civil penalties, that will benefit rural landowners in the areas in which the Company operates. Evergreen may process a portion of its produced water to meet potability standards. The estimated cost of the water supply system is $360,000. The Consent Order resolves all outstanding issues between EOC and Colorado state regulatory agencies, particularly the CDPHE, governing the discharge of produced water from Evergreen's coal bed methane operations in the Raton Basin.

    As of December 31, 2000, the Company has entered into the following fixed-price physical delivery contracts to sell its gas production (the Company's hedging contracts are denoted in MMBtu's, which convert on an approximately 1-for-1 basis into Mcf):

    - 10 MMcf per day January 1, 2001 through October 31, 2001 at a price of $2.65 per Mcf,

    - 10 MMcf per day from January 1, 2001 through October 31, 2001 at a price of NYMEX less $0.20 less fuel and transportation costs, and

    - a maximum of 4 MMcf per day from January 1, 2001 through April 30, 2003, at a price of $2.40 per Mcf plus transportation costs, and

    - 10 MMcf per day from January 1, 2001 through March 31, 2003 for the lesser of then current market price or a gross price of $2.45 per Mcf.

    In consideration for the extension of the $2.45 contract, Evergreen received $1,762,000 over the 12-month period ended October 31, 2000, which is being amortized over the contract term. As of December 31, 2000, $1,017,000 has been recognized as deferred revenue and will be recognized as revenue in future periods.

                           EVERGREEN RESOURCES, INC.

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

(12)  COMMITMENTS AND CONTINGENCIES (CONTINUED)
    As of December 31, 2000, the Company has also entered into a commodity price swap contract for 10 MMcf per day from January 1, 2001 through December 31, 2001 at a price of $6.10 per Mcf. In January 2001, the Company entered into another commodity price swap contract for 10 MMcf per day from February 1, 2001 through December 31, 2001 at a price of $6.43 per Mcf.

(13)  RELATED PARTIES AND OTHER

    On February 9, 2001, Evergreen closed a transaction with KFx Inc. ("KFx") under which KFx sold to Evergreen a portion of its convertible preferred stock investment in its Pegasus Technologies, Inc. subsidiary ("Pegasus"), representing an approximate 8.8% as converted interest in Pegasus, for $1.5 million. KFx is obligated to repurchase this preferred stock for $2 million on January 31, 2002, or January 31, 2003 under certain elections available to Evergreen to purchase from KFx an additional interest in Pegasus. In certain circumstances, Evergreen can elect to exchange this interest in Pegasus, valued at $2 million, and any subsequently acquired interest in Pegasus, for common stock of KFx at $3.65 per share, subject to certain adjustments. In addition, Evergreen was provided with a five-year warrant to purchase 1 million shares of KFx common stock at $3.65 per share, subject to certain adjustments. The President and CEO of Evergreen is also on the board of directors of KFx. The CFO of Evergreen has been appointed to the Board of Directors of Pegasus.

    A director of the Company is a partner in a law firm that acts as counsel to the Company on various matters. The Company paid legal fees and expenses to the law firm of approximately $139,000 and $207,000 in 2000 and 1999, respectively. The director was not a partner of this law firm in 1998.

(14)  DISCONTINUED OPERATIONS

    Effective February 18, 1999, Evergreen sold its 49% interest in Maverick to the managing members of Maverick for approximately $2,258,000. The sale resulted in a gain, net of tax, of approximately $452,000 or $0.03 per diluted share. The Company was also released from its guarantee of certain debt obligations of Maverick. This transaction was accounted for as a discontinued operation and the results of operations were excluded from continuing operations in the consolidated statements of income for all periods presented.

    Maverick provided pressure pumping and other oilfield services to the petroleum industry in the Rocky Mountain region. Maverick provided certain well stimulation services to the Company and during 1998 such services amounted to $2,381,000.

                           EVERGREEN RESOURCES, INC.

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

(15)  SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED)

COSTS INCURRED IN OIL AND GAS EXPLORATION AND DEVELOPMENT ACTIVITIES

    The Company's oil and gas activities are conducted in the United States, the United Kingdom, the Falkland Islands and Chile. See Note 3 for additional information regarding the Company's oil and gas properties. The following costs were incurred in oil and gas acquisition, exploration, development, gas gathering and producing activities during the following periods:

                                                  UNITED     UNITED    FALKLAND
                                                  STATES    KINGDOM    ISLANDS     CHILE      TOTAL
                                                 --------   --------   --------   --------   --------
                                                                    (IN THOUSANDS)
Year ended December 31, 2000
Acquisition costs:
  Proved.......................................  $135,505    $   --      $ --      $   --    $135,505
  Unproved.....................................     6,647        --        --          --       6,647
  Gas collection...............................    30,000        --        --          --      30,000
Development....................................    31,666        --        --          --      31,666
Gas collection.................................    24,401        --        --          --      24,401
Exploration....................................        --     7,751        49         363       8,163
                                                 --------    ------      ----      ------    --------
                                                 $228,219    $7,751      $ 49      $  363    $236,382
                                                 --------    ------      ----      ------    --------
Year ended December 31, 1999
Acquisition costs:
  Proved.......................................  $  2,020    $   --      $ --      $   --    $  2,020
  Unproved.....................................     3,057        --        --          --       3,057
Development....................................    21,597        --        --          --      21,597
Gas collection.................................    14,835        --        --          --      14,835
Exploration....................................       792     1,032        78       1,962       3,864
                                                 --------    ------      ----      ------    --------
                                                 $ 42,301    $1,032      $ 78      $1,962    $ 45,373
                                                 --------    ------      ----      ------    --------
Year ended December 31, 1998
Acquisition costs:
  Proved.......................................  $  9,000    $   --      $ --      $   --    $  9,000
  Unproved.....................................    11,600        --        --          --      11,600
  Gas collection...............................     1,000        --        --          --       1,000
Development....................................    11,366        --        --          --      11,366
Gas collection.................................     8,729        --        --          --       8,729
Exploration....................................     1,762       724       972         432       3,890
                                                 --------    ------      ----      ------    --------
                                                 $ 43,457    $  724      $972      $  432    $ 45,585
                                                 --------    ------      ----      ------    --------
Years ended December 31, 1997 and prior
Acquisition costs:
  Proved.......................................  $  7,215    $   --      $ --      $   --    $  7,215
  Unproved.....................................       600        --        --          --         600
  Gas collection...............................     3,485        --        --          --       3,485
Development....................................    23,508        --        --          --      23,508
Gas collection.................................     9,915        --        --          --       9,915
Exploration....................................       603     9,541       236         163      10,543
                                                 --------    ------      ----      ------    --------
                                                 $ 45,326    $9,541      $236      $  163    $ 55,266
                                                 --------    ------      ----      ------    --------

                           EVERGREEN RESOURCES, INC.

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

(15)  SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED) (CONTINUED)
    The following table sets forth a summary of oil and gas property costs not being amortized at December 31, 2000, by the year in which such costs were incurred:

                                                                                 1997
                                    TOTAL       2000       1999       1998     AND PRIOR
                                   --------   --------   --------   --------   ---------
                                                      (IN THOUSANDS)
Property acquisition costs.......  $15,950    $ 6,647     $3,057     $5,646     $   600
Exploration and development......   26,460      8,163      3,864      3,890      10,543
                                   -------    -------     ------     ------     -------
Total............................  $42,410    $14,810     $6,921     $9,536     $11,143
                                   =======    =======     ======     ======     =======

    The following table sets forth a summary of capitalized interest that has been included in the unevaluated properties during the following periods:

                                        UNITED     UNITED    FALKLAND
YEAR ENDING DECEMBER 31,                STATES    KINGDOM    ISLANDS     CHILE      TOTAL
------------------------               --------   --------   --------   --------   --------
                                                          (IN THOUSANDS)
2000.................................    $134       $354       $--        $138      $  626
1999.................................     295         --        43          13         351
1998.................................     392         --        43          13         448
1997 and prior.......................      40         --        --          --          40
                                         ----       ----       ---        ----      ------
                                         $861       $354       $86        $164      $1,465
                                         ====       ====       ===        ====      ======

    The Company's proved oil and gas properties and gas collection system is located all within the United States. The depreciation and depletion related to these assets was $7,868,000, $4,794,000 and $3,661,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

OIL AND GAS RESERVES

    The estimates of the Company's proved natural gas reserves and related future net cash flows that are presented in the following tables are based upon estimates made by independent petroleum engineering consultants for the United States only.

    The Company's reserve information was prepared as of December 31, 2000, 1999 and 1998. The Company cautions that there are many inherent uncertainties in estimating proved reserve quantities, projecting future production rates, and timing of development expenditures. Accordingly, these estimates are likely to change as future information becomes available. Proved oil and gas reserves are the estimated quantities of crude oil, condensate, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are those reserves expected to be recovered through existing wells, with existing equipment and operating methods.

                           EVERGREEN RESOURCES, INC.

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

(15)  SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED) (CONTINUED)
    Estimated quantities of proved reserves and proved developed reserves of natural gas (all of which are located within the United States), as well as the changes in proved reserves, are as follows:

                                               2000         1999         1998
PROVED RESERVES:                            GAS (MMCF)   GAS (MMCF)   GAS (MMCF)
----------------                            ----------   ----------   ----------
Beginning of year.........................   559,419      404,936      224,414
Revisions of previous estimates...........   (24,209)       3,724      (25,046)
Extensions and discoveries................   205,595      148,570      155,205
Production................................   (19,521)     (13,656)     (10,021)
Purchase of reserves......................   153,242       15,845       60,384
                                             -------      -------      -------
End of year...............................   874,526      559,419      404,936
                                             =======      =======      =======
Proved developed reserves.................   544,211      334,804      242,987
                                             =======      =======      =======
% of proved developed reserves............      62.2%        59.8%        60.0%
                                             =======      =======      =======

    The following table sets forth a standardized measure of the estimated discounted future net cash flows attributable to the Company's proved gas reserves. Gas prices have fluctuated widely in recent years. The calculated weighted average sales prices utilized for the purposes of estimating the Company's proved reserves and future net revenues were $9.18, $2.31 and $1.90 per Mcf of gas at December 31, 2000, 1999 and 1998. The future production and development costs represent the estimated future expenditures to be incurred in developing and producing the proved reserves, assuming continuation of existing economic conditions. Future income tax expense was computed by applying statutory income tax rates to the difference between pretax net cash flows relating to the Company's proved reserves and the tax basis of proved properties and available operating loss carryovers.

                                                       DECEMBER 31,
                                           ------------------------------------
                                              2000          1999        1998
                                           -----------   ----------   ---------
                                                      (IN THOUSANDS)
Future cash inflows......................  $ 8,028,403   $1,294,494   $ 769,379
Future production costs..................   (1,090,286)    (415,734)   (230,698)
Future development costs.................      (93,863)     (57,777)    (45,535)
Future income taxes......................   (2,569,766)    (298,798)   (163,665)
                                           -----------   ----------   ---------
Future net cash flows....................    4,274,488      522,185     329,481
10% discount to reflect timing of cash
  flows..................................   (2,450,737)    (311,409)   (186,052)
                                           -----------   ----------   ---------
Standardized measure of discounted future
  net cash flows.........................  $ 1,823,751   $  210,776   $ 143,429
                                           ===========   ==========   =========

                           EVERGREEN RESOURCES, INC.

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

(15)  SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED) (CONTINUED)

    The following summarizes the principal factors comprising the changes in the standardized measure of discounted future net cash flows for the years ended December 31, 2000, 1999 and 1998.

                                                          DECEMBER 31,
                                                --------------------------------
                                                   2000        1999       1998
                                                ----------   --------   --------
                                                         (IN THOUSANDS)
Standardized measure, beginning of period.....  $  210,776   $143,429   $117,753
Sales of natural gas, net of production
  costs.......................................     (43,184)   (17,330)   (15,706)
Extensions and discoveries....................     621,650     66,120     60,403
Net change in sales prices, net of production
  costs.......................................   1,766,677     54,802    (38,366)
Purchase of reserves..........................     245,868      8,740     31,165
Revisions of quantity estimates...............    (114,000)     3,000    (15,837)
Accretion of discount.........................      33,138     21,468     15,933
Net change in income taxes....................    (975,808)   (49,361)   (29,673)
Changes in future development costs...........      (3,773)    (2,620)    10,199
Changes in rates of production and other......      82,407    (17,472)     7,558
                                                ----------   --------   --------
Standardized measure, end of period...........  $1,823,751   $210,776   $143,429
                                                ==========   ========   ========

(16)  SUMMARIZED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

    As discussed in Note 1, the Company adopted EITF Issue 00-10 during the fourth quarter of 2000 and reclassified prior years' costs to conform to this presentation. As a result, transportation costs for prior quarters have been reclassified and classified as revenues from continuing operations and expenses in the presentation below. The Company reclassified transportation costs of $1,077,000, $1,157,000 and $1,500,000 for the first, second and third quarters of 2000, respectively, and $890,000, $970,000, $1,037,000 and $1,104,000 for the
first, second, third and fourth quarters of 1999, respectively.

                                                  REVENUES FROM
                                 REVENUES FROM    DISCONTINUED                                               DILUTED
                                  CONTINUING     OPERATIONS, NET                           BASIC EARNINGS   EARNINGS
                                  OPERATIONS        (NOTE 14)      EXPENSES   NET INCOME     PER SHARE      PER SHARE
                                 -------------   ---------------   --------   ----------   --------------   ---------
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
             2000
First quarter..................     $ 8,513             $ --       $ 6,652     $ 1,861         $0.13          $0.12
Second quarter.................       9,532               --         7,286       2,246         $0.15          $0.14
Third quarter..................      13,788               --        10,583       3,205         $0.16          $0.15
Fourth quarter.................      27,860               --        18,180       9,680         $0.45          $0.42
                                    -------             ----       -------     -------
                                    $59,693             $ --       $42,701     $16,992
                                    =======             ====       =======     =======
             1999
First quarter..................     $ 5,513             $452       $ 4,978     $   987         $0.09          $0.08
Second quarter.................       6,173               --         5,305         868         $0.08          $0.07
Third quarter..................       6,893               --         5,455       1,438         $0.10          $0.10
Fourth quarter.................       8,350               --         6,516       1,834         $0.12          $0.12
                                    -------             ----       -------     -------
                                    $26,929             $452       $22,254     $ 5,127
                                    =======             ====       =======     =======