Form 10-Q
period 2001-03-31
EVERGREEN RESOURCES INC
filed 2001-05-15
CIK 353943

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC 20549
                                 FORM 10-Q

    /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: MARCH 31, 2001.

    / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ____________


Commission file number:  001-13171


                            EVERGREEN RESOURCES, INC.
             (Exact name of registrant as specified in its charter)


               COLORADO                                    84-0834147
--------------------------------------         --------------------------------
      (State or Other Jurisdiction                     (I.R.S. Employer
    of Incorporation or Organization)                Identification Number)


       1401 17TH STREET SUITE 1200
            DENVER, COLORADO                               80202
-----------------------------------           ---------------------------------
     (Address of Principal Executive                     (Zip Code)
                Offices)



Registrant's Telephone Number, Including Area Code:  (303) 298-8100


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  X  YES      NO
                                   ---      ---


As of May 9, 2001, 18,426,166 shares of the Registrant's Common Stock, no par value, were outstanding.

                            EVERGREEN RESOURCES, INC.
                                      INDEX

                                                                                      Page
                                                                                     Number
                                                                                     ------
 PART I.   FINANCIAL INFORMATION

       Consolidated Balance Sheets as of March 31, 2001
          and December 31, 2000...................................................       3

       Consolidated Statements of Income for the Three
          Months Ended March 31, 2001 and 2000....................................       4

       Consolidated Statements of Cash Flows for the Three Months
          Ended March 31, 2001 and 2000...........................................       5

       Consolidated Statements of Comprehensive Income for the
          Three Months Ended March 31, 2001 and 2000..............................       6

       Notes to Consolidated Financial Statements.................................       7

       Management's Discussion and Analysis of Financial
          Condition and Results of Operations....................................       11

       Quantitative and Qualitative Disclosure
          About Market Risk.........................................................    17


 PART II.   OTHER INFORMATION.....................................................      19


                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

EVERGREEN RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                                    March 31, 2001   December 31, 2000
                                                                    --------------   -----------------
                                                                     (unaudited)
                                                                             (IN THOUSANDS)
ASSETS

Current:
     Cash and cash equivalents                                        $   4,225        $   4,034
     Accounts receivable                                                 13,861           15,194
     Investment available for sale                                       14,000             --
     Investment in affiliated company                                     1,587             --
     Other current assets                                                 5,196            1,156
                                                                      ---------        ---------
        Total current assets                                             38,869           20,384
                                                                      ---------        ---------
 Property and equipment, at cost, based on full-cost accounting
     for oil and gas properties                                         466,336          446,001
    Less accumulated depreciation, depletion and amortization            38,019           34,052
                                                                      ---------        ---------
        Net property and equipment                                      428,317          411,949
                                                                      ---------        ---------
Designated cash                                                           2,859            2,376
Other assets                                                              3,762           16,036
                                                                      ---------        ---------
                                                                      $ 473,807        $ 450,745
                                                                      =========        =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                 $   6,629        $   5,408
     Amounts payable to oil and gas property owners                       4,633            3,183
     Accrued expenses and other                                           6,159            4,943
                                                                      ---------        ---------
        Total current liabilities                                        17,421           13,534
Production taxes payable and other                                        2,859            2,376
Deferred revenue                                                            903            1,017
Notes payable                                                           138,500          149,748
Deferred income tax liability                                            28,332           17,218
                                                                      ---------        ---------
        Total liabilities                                               188,015          183,893
                                                                      ---------        ---------
Stockholders' equity:
     Preferred stock, $1.00 par value; shares authorized, 24,900;
        none outstanding                                                     --               --
     Common stock, $.01 stated value; shares authorized,
        50,000; shares issued and outstanding 18,424 and 18,328             184              183
     Additional paid-in capital                                         249,210          247,377
     Retained earnings                                                   35,234           20,268
     Accumulated other comprehensive income (loss)                        1,164             (976)
                                                                      ---------        ---------
        Total stockholders' equity                                      285,792          266,852
                                                                      ---------        ---------
                                                                      $ 473,807        $ 450,745
                                                                      =========        =========

See accompanying notes to consolidated financial statements.

EVERGREEN RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

                                                  Three Months Ended March 31,
                                                        2001       2000
                                                      -------     -------
                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
  Revenues:
     Natural gas revenues                             $37,789     $ 8,472
     Interest and other                                   155          41
                                                      -------     -------
Total revenues                                         37,944       8,513
                                                      -------     -------

Expenses:
     Lease operating expenses                           2,665       1,535
     Transportation costs                               2,117       1,077
     Production taxes                                   1,457         285
     Depreciation, depletion and amortization           3,536       1,224
     General and administrative expenses                1,433         982
     Interest expense                                   2,487         307
     Other expense                                        110          51
                                                      -------     -------
Total expenses                                         13,805       5,461
                                                      -------     -------

Income before income taxes                             24,139       3,052
Income tax provision - deferred                         9,173       1,190
                                                      -------     -------

Net income                                            $14,966     $ 1,862
                                                      =======     =======

Basic income per common share                         $  0.81     $  0.13
                                                      =======     =======

Diluted income per common share                       $  0.78     $  0.12
                                                      =======     =======

See accompanying notes to consolidated financial statements.

EVERGREEN RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                            Three Months Ended March 31,
                                                                                2001             2000
                                                                             ---------        ----------
                                                                                   (IN THOUSANDS)
Cash flows from operating activities:
Net income                                                                   $ 14,966          $  1,862
Adjustments to reconcile net income to cash
    provided by operating activities:
     Depreciation, depletion and amortization                                   3,536             1,224
     Deferred income taxes                                                      9,173             1,190
     Non-cash compensation and other                                               55               120
Changes in operating assets and liabilities:
     Accounts receivable                                                        1,315               695
     Other current assets                                                        (383)             (248)
     Accounts payable                                                            (122)           (1,160)
     Accrued expenses                                                           1,688              (113)
                                                                             --------          --------
Net cash provided by operating activities                                      30,228             3,570
                                                                             --------          --------

Cash flows from investing activities:
     Investment in property and equipment                                     (18,479)          (10,182)
     Designated cash                                                             (483)              246
     Change in production taxes payable                                           483              (246)
     Increase in investment in affiliated company                              (1,515)               --
     Increase in other assets                                                    (350)              (79)
                                                                             --------          --------
Net cash used by investing activities                                         (20,344)          (10,261)
                                                                             --------          --------

Cash flows from financing activities:
     Net proceeds from (payments on) notes payable                            (11,248)            7,000
     Proceeds from sale of common stock, net                                      163               146
     Increase in cash held from operating oil and gas properties and
       other                                                                    1,427               510
                                                                             --------          --------
Net cash (used) provided by financing activities                               (9,658)            7,656
                                                                             --------          --------
Effect of exchange rate changes on cash                                           (35)               (2)
                                                                             --------          --------
Increase in cash and cash equivalents                                             191               963
Cash and cash equivalents, beginning of the period                              4,034               651
                                                                             --------          --------
Cash and cash equivalents, end of the period                                 $  4,225          $  1,614
                                                                             ========          ========

See accompanying notes to consolidated financial statements.

EVERGREEN RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

                                                                                  Three Months Ended March 31,
                                                                                     2001            2000
                                                                                   --------         --------
                                                                                        (IN THOUSANDS)
Net income                                                                         $ 14,966         $  1,862
                                                                                   --------         --------
  Derivative instruments:

     Cumulative effect of change in accounting principle                               (719)            --
     Unrealized gain on commodity price swaps                                         4,132             --
     Reclassification adjustment into income                                            276             --
                                                                                   --------         --------
     Derivative instruments before taxes                                              3,689             --
     Income tax expense related to derivative instruments                            (1,402)            --
                                                                                   --------         --------
  Derivative instruments, net of taxes                                                2,287             --
                                                                                   --------         --------

  Unrealized gain on available for sale investments, net of taxes of $539               879             --
  Foreign currency translation adjustments                                           (1,027)            (171)
                                                                                   --------         --------

Comprehensive income                                                               $ 17,105         $  1,691
                                                                                   ========         ========


See accompanying notes to consolidated financial statements.

EVERGREEN RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2001
(UNAUDITED)

1.    Basis of Presentation

      Evergreen Resources, Inc. ("Evergreen" or the "Company") is an independent energy company engaged in the development, production, operation, exploration, and acquisition of oil and gas properties. Evergreen's primary focus is on developing and expanding its coal bed methane properties in the Raton Basin in southern Colorado consisting of approximately 258,000 gross acres. The Company also holds exploration licenses on approximately 470,000 acres onshore in the United Kingdom, exploration licenses on approximately 1.1 million acres of prospective tight gas sands property in Northern Ireland and the Republic of Ireland, an interest in a consortium exploring offshore in the Falkland Islands, an oil and gas exploration contract on approximately 1.2 million acres in northern Chile and exploratory acreage in northwestern Colorado. Evergreen operates substantially all of its own producing properties.

      The financial statements include the accounts of Evergreen and its wholly-owned subsidiaries: Evergreen Operating Corporation, Evergreen Resources (UK) Ltd., Powerbridge, Inc., Evergreen Well Service Company, Primero Gas Marketing Company, Primero Gas Company, LLC, Long Canyon Gas Company, LLC, EnviroSeis, LLC, and XYZ Minerals, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

      The Company has a 40% ownership in Argos Evergreen Limited, a Falkland Islands company which owns offshore drilling rights in the North Falklands basin. This investment is accounted for by the equity method of accounting.

      The Company also has a 50% ownership in Lorencito Gas Gathering, L.L.C. and a 47% working interest in the Lorencito Canyon properties ("Lorencito"). The Company and the other owner have entered into a joint sales agreement to sell Lorencito and the associated leasehold interests. The Company's share of the sales price is expected to equal or exceed the September 2000 purchase price of $35 million. Various companies have expressed an interest in purchasing this property. For Consolidated Balance Sheet purposes, the Company reclassified the investment in Lorencito to Current Assets under the caption "Investment Available for Sale" as of March 31, 2001, and the leasehold interests are classified under "Oil and Gas Properties."

      The accompanying financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 2000. In the opinion of management, the accompanying unaudited financial statements include all adjustments, consisting only of normal recurring items, as well as the accounting change to adopt Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, necessary to present fairly the Company's financial position as of March 31, 2001 and 2000 and the results of its operations and cash flows for the three months then ended. Certain reclassifications have been made to prior periods to conform to the classifications used in the current period. The results of operations for interim periods are not necessarily indicative of results to be expected for a full year.

2.    Accounting Change

      Effective January 1, 2001, Evergreen adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB No. 133", and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income ("OCI") and are recognized in the income statement when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings.

      The adoption of SFAS No. 133 resulted in a reduction to OCI on a pre-tax basis of $719,000, or $446,000 after-tax for the cumulative effect of change in accounting principle. The reduction to OCI at January 1, 2001 is attributable to a commodity price swap agreement designated as a cash flow hedge. The derivative loss included in OCI as of January 1, 2001 will be reclassified into earnings during the twelve months ended December 31, 2001. See Note 5 for additional information on this agreement.

3.    Oil and Gas Properties

      The Company follows the full-cost method of accounting for oil and gas properties. Under this method, all productive and nonproductive costs incurred in connection with the exploration for and development of oil and gas reserves are capitalized. Such capitalized costs include lease acquisition, geological and geophysical work, delay rentals, drilling, completing and equipping oil and gas wells, and include salaries, benefits and other internal costs directly attributable to the activities. Costs associated with production and general corporate activities are expensed in the period incurred. Interest costs related to unproved properties and properties under development are also capitalized to oil and gas properties. Normal dispositions of oil and gas properties are accounted for as adjustments of capitalized costs, with no gain or loss recognized.

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

4.    Earnings per Share

      The following table sets forth the computation of basic and diluted earnings per share:

                                                            Three Months Ended March 31,
                                                       2001                               2000
                                           -------------------------------    --------------------------------
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                                     Per-                               Per-
                                                      Weighted      Share                  Weighted     Share
                                           Income      Shares       Amt.       Income       Shares      Amt.
                                           -------    --------     -------     -------     --------    -------
Basic income per common share:
  Net income                               $14,966      18,367     $  0.81     $ 1,862      14,868     $  0.13
                                           =======     =======     =======     =======     =======     =======
Diluted income per common share:
  Net income                               $14,966      18,367                 $ 1,862      14,868
  Stock options                               --           944                    --           638
                                           -------     -------                 -------     -------

                                           $14,966      19,311     $  0.78     $ 1,862      15,506     $  0.12
                                           =======     =======     =======     =======     =======     =======

5.    Derivatives and Hedging Activities

      The Company may use derivative instruments to manage exposures to commodity prices, foreign currency and interest rate risks. The Company's objectives for holding derivatives are to minimize the risks using the most effective methods to eliminate or reduce the impacts of these exposures.

      The Company sometimes enters into fixed-price physical delivery contracts and commodity price swap derivatives to manage price risk with regard to a portion of its natural gas production. Commodity price swap derivative contracts are designated as cash flow hedges. As a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in OCI and are recognized in the statement of income when the associated production occurs and the resulting cash flows are reported as cash flows from operations. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings. To qualify as a cash flow hedge, these swap contracts must be designated as cash flow hedges and changes in their fair value must correlate with changes in the price of anticipated future production such that the Company's exposure to the effects of commodity price changes is reduced.

      As of March 31, 2001, the Company had two outstanding commodity price swap agreements. One contract was for 10 MMcf per day from January 1, 2001 through December 31, 2001 at a hedge price of $6.10 per Mcf and the other contract was for 10 MMcf per day from February 1, 2001 through December 31, 2001 at a hedge price of $6.43 per Mcf. The contracts call for the Company to receive or make payments based upon the differential between the hedge price and the market gas price, as defined in the contracts, for the notional quantity. At March 31, 2001, the unrealized gains for these swap contracts were $2,287,000, net of taxes of $1,402,000, as determined by calculating the net present value of the payment differential for the aggregate remaining notional quantities based on quoted market prices, adjusted for certain defined costs. The unrealized gain included in OCI as of March 31, 2001 will be reclassified into earnings during the year ended December 31, 2001. The Company recognized a $276,000 loss during the three months ended March 31, 2001 and it is included in natural gas revenues in the Consolidated Statements of Income.

      The Company is exposed to credit risk in the event of nonperformance by the counterparty in the commodity price swap contracts; however, the Company does not anticipate nonperformance by the counterparty.

      To limit the amount of exposure to interest rate fluctuations, in April 2001, the Company entered into an interest rate swap designated as a cash flow hedge to manage fluctuations in cash flows resulting from interest rate risk. The swap allows for strategies designed to protect against interest rate fluctuations. The swap exchanges a series of future cash payments, one on a fixed-rate basis and the other on a floating rate-basis, to lock in a specific interest rate that is received by the Company. The interest rate swap has a notional amount of $25,000,000 at a LIBO rate of 4.4% and it is effective April 23, 2001 through April 23, 2002.

6.    Investment in Affiliated Company

      On February 9, 2001, Evergreen closed a transaction with KFx Inc. ("KFx") under which KFx sold to Evergreen a portion of its convertible preferred stock investment in its Pegasus Technologies, Inc. subsidiary ("Pegasus"), representing an approximate 8.8% as converted interest in Pegasus, for $1.5 million. KFx is obligated to repurchase this preferred stock for $2 million on January 31, 2002, or January 31, 2003 under certain elections available to Evergreen to purchase from KFx an additional interest in Pegasus. In certain circumstances, Evergreen can elect to exchange this interest in Pegasus, valued at $2 million, and any subsequently acquired interest in Pegasus, for common stock of KFx at $3.65 per share, subject to certain adjustments. In addition, Evergreen was provided with a five-year warrant to purchase 1 million shares of KFx common stock at $3.65 per share, subject to certain adjustments. This warrant is considered a derivative but no value has been attributed to it as of March 31, 2001. The President and Chief Executive Officer of Evergreen is also on the board of directors of KFx, and the Chief Financial Officer of Evergreen has been appointed to the Board of Directors of Pegasus.

7.    Supplemental Disclosures of Cash Flow Information

      Cash paid during the three months ended March 31, 2001 and 2000 for interest was approximately $1,022,000 and $358,000. During the three months ended March 31, 2001 and 2000, approximately $271,000 and $63,000 of interest paid was capitalized.

      During the three months ended March 31, 2001 and 2000, there were non-cash transactions resulting in increases in oil and gas properties of approximately $2,827,000 and $8,704,000. Included in these transactions are common stock issuances for mineral interests of $925,000 and $5,423,000 for the three months ended March 31, 2001 and 2000. See Note 5 for additional non-cash transactions during the three months ended March 31, 2001 and 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including statements regarding, among other items,
(i) the Company's growth strategies, (ii) anticipated trends in the Company's business and its future results of operations, (iii) market conditions in the oil and gas industry, (iv) the ability of the Company to make and integrate acquisitions and (v) the impact of government regulation. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, many of which are beyond the Company's control. Actual results could differ materially from those implied by these forward-looking statements as a result of, among other things, a decline in natural gas production, a decline in natural gas prices, incorrect estimations of required capital expenditures, increases in the cost of drilling, completion and gas collection, an increase in the cost of production and operations, an inability to meet growth projections, or changes in general economic conditions. These and other risks and uncertainties are described in more detail in the Company's most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission. In light of these and other risks and uncertainties of which the Company may be unaware or which the Company currently deems immaterial, there can be no assurance that actual results will be as projected in the forward-looking statements.

GENERAL

Evergreen is an independent energy company engaged in the operation, development, production, exploration and acquisition of oil and gas properties. Evergreen's primary focus is on developing and expanding its coal bed methane properties located on approximately 258,000 gross acres in the Raton Basin in southern Colorado. The Company also holds exploration licenses on approximately 470,000 acres onshore in the United Kingdom, exploration licenses on approximately 1.1 million acres of prospective tight gas sands property in Northern Ireland and the Republic of Ireland, an interest in a consortium exploring offshore in the Falkland Islands, an oil and gas exploration contract on approximately 1.2 million acres in northern Chile and exploratory acreage in northwestern Colorado. Evergreen operates substantially all of its producing properties.

DEVELOPMENTS

IRISH PROJECT

In March and April 2001, Evergreen acquired a 100% working interest in 1,085,000 acres of prospective tight gas sand properties in Northern Ireland (605,000 acres) and in the Republic of Ireland (480,000 acres) for total consideration of $1,250,000 (23,200 shares of Evergreen common stock valued at $750,000 and $500,000 in cash).

Evergreen plans to initiate work on the Northern Ireland acreage in June 2001 and to drill four exploratory wells over the next 12 months. Evergreen also plans to drill at least one exploratory well on the newly acquired acreage in the Republic of Ireland this year; totalling five wells that the Company plans to drill in the Northwest Carboniferous Basin over the 12-month period beginning this June. The Company has selected seven drillsites for permitting and has also identified numerous other locations for exploratory and delineation drilling. Drilling objectives are multiple tight gas sands contained in carboniferous formations at depths ranging from 2,000 feet to 4,500 feet. Potential well locations have been identified using data from previously drilled wells, subsurface and surface geologic mapping, and several hundred kilometers of seismic data. Total anticipated expenditures for the work commitment for all five wells are estimated at $3.5 million.

DOMESTIC PROJECTS

In May 2001, Evergreen signed a purchase and sale agreement with Ocean Energy and Union Oil of California to acquire a 100% working interest in about 48,000 acres of prospective coal bed methane properties in Alaska for approximately $960,000 in cash. The acreage, which also contains deeper pay potential in traditional natural gas reservoirs, is located about 30 miles northwest of Anchorage.

In May 2001, Evergreen signed a work commitment with J.M. Huber Corp. covering 29,000 acres of Raton Basin coal bed methane properties in Huerfano County, Colorado. Under the agreement, Evergreen will spend a minimum of $2 million through March 31, 2002 to earn a 50% working interest in the properties, which currently contain 15 shut-in wells. The properties are located approximately 20 miles north of Evergreen's existing 258,000 acres of coal bed methane properties in Las Animas County, Colorado. Evergreen's planned expenditures will be primarily for drilling, completions, workovers, equipment, fracture stimulations and overhead costs. The agreement was effective as of January 1, 2001.

RESULTS OF OPERATIONS-THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2000

The following table sets forth certain unaudited operating data of the Company for the periods presented ("Mcf" means thousand cubic feet and "MMcf" means million cubic feet ):

                                                           Three Months Ended March 31,
                                                               2001                2000
                                                       -----------------   ---------------
  Natural gas production (MMcf)                                    6,961             3,685

  Average realized sales price per Mcf                 $            5.43   $          2.30

  Cost per Mcf:
       Lease operating expense                         $            0.38   $          0.42
       Transportation costs                            $            0.30   $          0.29
       Production taxes                                $            0.21   $          0.08
       Depreciation, depletion and amortization        $            0.51   $          0.33
       General and administrative                      $            0.21   $          0.27

The Company reported net income of $14,966,000 or $0.78 per diluted share for the three months ended March 31, 2001, compared to net income of $1,862,000 or $0.12 per diluted share for the same period in 2000.

Natural gas revenues increased to $37,789,000 during the three months ended March 31, 2001, from $8,472,000 for the same period in the prior year. The increase in natural gas revenues for the three-month period was due to an 89% increase in sales volume and a 136% increase in average realized natural gas prices to $5.43 in 2001 from $2.30 in 2000. Net gas sales in the first quarter increased to 6.96 billion cubic feet ("Bcf") or an average of 77.3 MMcf per day, from 3.69 Bcf or an average of 40.5 MMcf per day in the first quarter of 2000. First quarter 2001 results were impacted favorably by Evergreen's acquisition of adjacent producing properties from an affiliate of KLT Gas Inc., which was effective September 1, 2000. These properties contributed approximately 27 MMcf of gas per day to Evergreen's quarterly gas sales total.

Evergreen had 518 net producing gas wells connected to pipeline at March 31, 2001, including 151 net producing wells from the KLT acquisition. As of March 31, 2000, the Company was producing natural gas from a total of 269 net wells. Evergreen drilled 28 coal bed methane wells in the Raton Basin during this year's first quarter.

Evergreen's average realized net gas price of $5.43 per Mcf in the first quarter represents a 136% improvement over last year's first quarter average of $2.30 per Mcf. Approximately 41% of Evergreen's net production during the first quarter was either sold under fixed-price contractual arrangements or hedged using commodity price swaps, resulting in an average price of about $4.41 per Mcf.

Lease operating expenses for the three months ended March 31, 2001 were $2,665,000 or $0.38 per Mcf compared to $1,535,000 or $0.42 per Mcf for the same period in 2000. The increase was due to the increase in the number of producing wells and compressors. While overall expenses increased, on a per Mcf basis, lease operating expenses decreased to $0.38 per Mcf for the three months ended March 31, 2001 compared to $0.42 per Mcf for the same period in 2000. The decrease was due to higher production levels and operating efficiencies, including a decrease in water handling costs from $0.09 per Mcf in the first quarter of 2000 to $0.07 per Mcf for the first quarter in 2001 and a decrease in repairs and maintenance costs to $0.03 per Mcf for the three months ended March 31, 2001 from $0.06 per Mcf for the same period in 2000, offset by $0.01 per Mcf increase in other costs, none of which were material.

Transportation costs for the three months ended March 31, 2001 were $2,117,000 or $0.30 per Mcf compared to $1,077,000 or $0.29 per Mcf for the same period in 2000. Effective the fourth quarter of 2000, the accounting classification of transportation costs was required to be included in operating expenses versus netted against natural gas revenues. Accordingly, natural gas revenues for the quarter ended March 31, 2000 have been increased to reflect the reclassification of the transportation costs. The reclassification has no effect on net income for the period.

Production taxes for the three months ended March 31, 2001 were $1,457,000 or $0.21 per Mcf compared to $285,000 or $0.08 per Mcf in the first quarter of 2000. The increase was due to the increase in the average gas price in 2001 compared with 2000. As a percent of natural gas sales, production taxes for the three months ended March 31, 2001 and 2000 were 3.8% and 3.4% respectively.

Depreciation, depletion and amortization expense for the three months ended March 31, 2001 was $ 3,536,000 compared to $1,224,000 for the same period in 2000. On an equivalent Mcf basis, depreciation, depletion and amortization expense increased to $0.51 per Mcf in the three months ended March 31, 2001, as compared to $0.33 per Mcf in the prior year. This increase was primarily attributable to the September 2000 property acquisition which had an average acquisition cost of $1.12 per Mcf.

Total general and administrative expense in the first quarter of 2001 increased to $1,433,000 from $982,000 in last year's first quarter. The increase was due to higher professional services, office expense, and computer expense as well as additional administrative personnel and related benefit costs. However, due to higher production, general and administrative expense on a per-unit of production basis fell 22% to $0.21 per Mcf, down from $0.27 per Mcf in the first quarter of 2000.

Interest expense in the first quarter of 2001 totaled $2,487,000 or $0.36 per Mcf compared to $307,000 or $0.08 per Mcf in the first quarter of 2000. The increase was due to higher bank borrowings following the property acquisition in September 2000. Total long-term debt as of March 31, 2001 was $138.5 million versus $22.5 million as of March 31, 2000.

The Company provided for deferred taxes for the quarter ended March 31, 2001 at a rate of 38%. Based on projected taxable income, the Company estimates that beginning with the quarter ending June 30, 2001, the net operating losses will be fully utilized and cash payments for taxes will be required.

LIQUIDITY AND CAPITAL RESOURCES

The Company currently has a $200 million revolving credit facility with a bank group consisting of Hibernia National Bank, BNP-Paribas, Wells Fargo Bank Texas, NA, BankOne, NA, Fleet National Bank, Bank of Scotland and First Union National Bank (the "Banks"). The credit facility is available through July 1, 2003. Advances pursuant to this credit facility are limited to a borrowing base, which is presently $200 million. The Company may elect to use either the London interbank offered rate, or LIBO rate, plus a margin of 1.125% to 1.50% or the prime rate plus a margin of 0% or 0.25%, with margins on both rates determined on the average outstanding borrowings under the credit facility.
The borrowing base is redetermined semi-annually by the Banks based upon reserve evaluations of Evergreen's oil and gas properties. An average annual commitment fee of 0.375% is charged quarterly for any unused portion of the credit line. The agreement is collateralized by substantially all domestic oil and gas properties and guaranteed by substantially all of the Company's subsidiaries. The credit agreement also contains certain net worth, leverage and ratio requirements. At March 31, 2001, Evergreen had $138.5 million of outstanding borrowings under this credit facility, with a current average interest rate of approximately 6%.

To limit the amount of exposure to interest rate fluctuations, in April 2001, the Company entered into an interest rate swap designated as a cash flow hedge to manage fluctuations in cash flows resulting from interest rate risk. The swap allows for strategies designed to protect against interest rate fluctuations. The swap exchanges a series of future cash payments, one on a fixed-rate basis and the other on a floating-rate basis, to lock in a specific interest rate that is received by the Company. The interest rate swap has a notional amount of $25,000,000 at a LIBO rate of 4.4% and it is effective April 23, 2001 through April 23, 2002.

The Company's 2001 capital budget is estimated to be approximately $75 million. Of this total, approximately $58 million will be directed to Evergreen's coal bed methane operations in the Raton Basin, which includes about $23 million for infrastructure, approximately $27 million for the drilling and completion of more than 120 wells, and about $8 million primarily for recompletions and equipment. Approximately $5 million of the 2001 capital budget will be spent on the Company's coal bed methane project in the United Kingdom, approximately $5 million on the Northern Ireland tight gas sands project and the remaining $7 million largely will be used for domestic and international exploration projects. The Company estimates that based on projected production and current gas prices, the anticipated 2001 operating cash flows will exceed its estimated capital expenditures.

Capital additions in the first quarter totaled $20.3 million. These additions included $5.9 million to drill and complete 28 Raton Basin gas wells, $7.0 million for the Raton Basin gas collection system, $2.1 million for domestic exploration projects, and $1.0 million for international exploration projects. The balance of first quarter expenditures was primarily related to the Company's wholly-owned well service company.

The Company has recently reallocated its capital expenditures to accelerate the Raton Basin development. The Company had anticipated drilling 120 wells during 2001, but will increase this amount. Through May 9, 2001, the Company has drilled a total of 49 wells in the Raton Basin this year.

The number of wells anticipated to be drilled in the United Kingdom has been reduced to 5 or 6 wells in 2001 and the capital costs have also been reduced from $10.5 million to $5.2 million. The reduction in the drilling program is due to the regulatory environment, which includes delays in approvals from local planning commissions for drilling permits.

Other domestic and international exploration projects have been reduced by $2.3 million to allow for additional drilling in the Raton Basin.

Cash flows provided by operating activities were $30,228,000 for the three months ended March 31, 2001, as compared to $3,570,000 for the same period in 2000. The increase was primarily due to the significant increase in both natural gas production and natural gas prices in 2001 as compared to 2000.

Cash flows used in investing activities were $20,344,000 during the three months ended March 31, 2001, versus $10,261,000 in the first quarter of 2000. The increase in 2001 was primarily due to the costs associated with the drilling of 28 wells and the addition of various gas collection projects.

Cash flows used by financing activities were $9,658,000 during the three months ended March 31, 2001, as compared to cash flows provided by financing activities of $7,656,000 in the same period during 2000. The decrease was primarily due to the repayment of borrowings on the Company's line of credit made possible by the increased cash flows from operating activities in 2001.

The Company holds a 50% ownership interest in Lorencito Gas Gathering, LLC and a 47% working interest in the Lorencito Canyon properties ("Lorencito"). The Company and the other owner have entered into a joint sales agreement to sell Lorencito and the associated leasehold interests. The Company's share of the sales price is expected to equal or exceed the September 2000 purchase price of $35 million. Various companies have expressed an interest in purchasing this property. These wells are non-operated wells and contribute approximately 2 Mmcf per day (2.6%) to the Company's total net production or 180 Mmcf for the three months ended March 31, 2001. The sale of these interests will not have a material effect on production or the results of operations for the remainder of 2001. For Consolidated Balance Sheet purposes, the Company reclassified the investment in Lorencito to Current Assets under the caption "Investment Available for Sale" as of March 31, 2001 and the leasehold interests are classified under "Oil and Gas Properties".

Effective January 1, 2001, Evergreen adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB No. 133", and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income ("OCI") and are recognized in the income statement when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings.

The adoption of SFAS No. 133 resulted in a cumulative effect of change in accounting principle as a reduction to OCI on a pre-tax basis of $719,000, or $446,000 after-tax. The reduction to OCI at January 1, 2001 is attributable to the commodity price swap agreement. Subsequent to January 1, 2001, the Company entered into a second commodity price swap agreement. See Note 5 to the Consolidated Financial Statements for additional information on these agreements.

Evergreen's production is generally sold at prevailing market prices. However, the Company periodically enters into hedging transactions for a portion of its production when market conditions are deemed favorable and natural gas prices exceed the Company's minimum internal price targets. See "Item 3- Quantitative and Qualitative Disclosure About Market Risk."

The Company's objective in entering into hedging transactions is to manage price fluctuations and achieve a more predictable cash flow. These transactions limit Evergreen's exposure to declines in prices, but also limit the benefits Evergreen would realize if prices increase. As of March 31, 2001, the Company has entered into the following fixed-price physical delivery contracts to sell its gas production

(the Company's hedging contracts are denoted in MMBtu's, which convert on an approximately 1-for-1 basis into Mcf):

    - 10 MMcf per day from April 1, 2001 through October 31, 2001 at a price of $2.65 per Mcf,

    - 10 MMcf per day from April 1, 2001 through October 31, 2001 at a price of NYMEX less $0.20 less fuel and transportation costs,

    - a maximum of 4 MMcf per day from April 1, 2001 through April 30, 2003 at a price of $2.40 per Mcf plus transportation costs, and

    - 10 MMcf per day from April 1, 2001 through March 31, 2003 for the lesser of then current market price or a gross price of $2.45 per Mcf.

In consideration for the extension of the last contract described above, Evergreen received $1,762,000 over the 12-month period ended October 31, 2000, which is being amortized over the contract term. As of March 31, 2001, $903,000 was recognized as deferred revenue and will be recognized as revenue in future periods.

As of March 31, 2001, the Company had two outstanding commodity price swap agreements. One contract was for 10 MMcf per day from January 1, 2001 through December 31, 2001 at a hedge price of $6.10 per Mcf and the other contract was for 10 MMcf per day from February 1, 2001 through December 31, 2001 at a hedge price of $6.43 per Mcf. The contracts call for the Company to receive or make payments based upon the differential between the hedge price and the market gas price, as defined in the contract, for the notional quantity. At March 31, 2001, the unrealized gain for these swap contracts were $2,287,000, net of taxes of $1,402,000, as determined by calculating the net present value of the payment differential for the aggregate remaining notional quantities based on quoted market prices, adjusted for certain defined costs.

On February 9, 2001, Evergreen closed a transaction with KFx Inc. ("KFx") under which KFx sold to Evergreen a portion of its convertible preferred stock investment in its Pegasus Technologies, Inc. subsidiary ("Pegasus"), representing an approximate 8.8% as converted interest in Pegasus, for $1.5 million. KFx is obligated to repurchase this preferred stock for $2 million on January 31, 2002, or January 31, 2003 under certain elections available to Evergreen to purchase from KFx an additional interest in Pegasus. In certain circumstances, Evergreen can elect to exchange this interest in Pegasus, valued at $2 million, and any subsequently acquired interest in Pegasus, for common stock of KFx at $3.65 per share, subject to certain adjustments. In addition, Evergreen was provided with a five-year warrant to purchase 1 million shares of KFx common stock at $3.65 per share, subject to certain adjustments. This warrant is considered a derivative but no value has been attributed to it at March 31, 2001. The President and Chief Executive Officer of Evergreen is also on the board of directors of KFx, and the Chief Financial Officer of Evergreen has been appointed to the Board of Directors of Pegasus.

ITEM 3.       QUANTATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

COMMODITY RISK. The Company's major market risk exposure is in the pricing applicable to its gas production. Realized pricing is primarily driven by the prevailing price for crude oil and spot prices applicable to Evergreen's United States natural gas production. Historically, prices received for gas production have been volatile and unpredictable. Pricing volatility is expected to continue. Gas price realizations ranged from a monthly low of $4.79 per Mcf to a monthly high of $10.02 per Mcf during the three months ended March 31, 2001.

The Company periodically enters into hedging activities on a portion of its projected natural gas production through a variety of financial and physical arrangements intended to support natural gas prices at targeted levels and to manage its exposure to gas price fluctuations. Evergreen may use futures contracts, swaps, options and fixed-price physical contracts to hedge its commodity prices. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and Note 5 to the Consolidated Financial Statements. Realized gains or losses from the Company's price risk management activities are recognized in gas production revenues. A 10 percent improvement in quarter-end spot market prices would not have affected the Company's physical gas contracts as those contracts were lower than the spot plus 10%. A 10% improvement in quarter-end spot market prices would reduce the fair value of the commodity price swap contracts in place at March 31, 2001, net of income taxes, by $1,746,000. Gains or losses on derivative contracts are expected to be offset by sales at the spot market price or to preserve the margin on existing physical gas contracts.

INTEREST RATE RISK. The Company has risk exposure for interest rates on its outstanding debt. Historically, interest rates have been somewhat volatile. Interest rate volatility is expected to continue. The Company may enter into contractual obligations with a portion of its estimated outstanding debt to attempt to manage interest rate risk. Evergreen has historically had a very conservative capital structure. Due to the increased level of debt incurred as a result of the property acquisition in September 2000, management believes that it is appropriate to maintain the lowest interest rate possible.

At March 31, 2001, Evergreen had long-term debt outstanding of $138.5 million. The interest rates on the outstanding debt range from LIBO rate plus 1.125% to prime. Interest rates are variable, however, they may be fixed at Evergreen's option for periods of time between 30 to 90 days. A 10% increase in short-term interest rates on the floating-rate debt outstanding at March 31, 2001 would equal approximately 70 basis points. Such an increase in interest rates would increase Evergreen's 2001 interest expense by approximately $731,000, assuming borrowed amounts remain outstanding at current levels.

To limit the amount of exposure to interest rate fluctuations, the Company, in April 2001, entered into an interest rate swap to manage fluctuations in cash flows resulting from interest rate risk. The swap allows for strategies designed to protect against interest rate fluctuations. The swap exchanges a series of future cash payments, one on a fixed-rate basis and the other on a floating-rate basis, to lock in a specific interest rate that is received by the Company. The interest rate swap has a notional amount of $25,000,000 at a LIBO rate of 4.4% and it is effective April 23, 2001 through April 23, 2002.

FOREIGN CURRENCY RISK. Evergreen's net assets, revenue and expense accounts from its U.K. subsidiary are based on the U.S. dollar equivalent of such amounts measured in the British pound sterling. Assets and liabilities of the U.K. subsidiary are translated to U.S. dollars using the applicable exchange rate as of the end of a reporting period. Revenues, expenses and cash flow are translated using the average exchange rate during the reporting period.

In 2000, the Company drilled 5 conventional coal bed methane wells and 4 interaction and gob gas wells in the U.K. Evergreen plans to drill up to an additional 5 to 6 wells during 2001. Any significant change in the exchange rate for the pound sterling would have an impact on the cost of the drilling program.

In 2001, the Company plans on drilling 4 tight gas sands wells in Northern Ireland and 1 tight gas sands well in the Republic of Ireland. The Company's assets, revenue and expense accounts are based on the U.S. dollar equivalent of such amounts measured in the British pound sterling and the Irish punt. The assets and liabilities of these projects are translated to U.S. dollars using the applicable exchange rate as of the end of a reporting period. Revenues, expenses and cash flow will be translated using the average exchange rate for the reporting period. Any significant change in the exchange rate for the pound sterling and/or punt would have an impact on the cost of this drilling program.

The Company measures its exposure to market risk at any point in time by comparing its open positions to a market risk of fair value. The market prices the Company uses to determine fair value are based on management's best estimates, which consider various factors including closing exchange prices, volatility factors and the time value of money. At March 31, 2001, the Company was exposed to some market risk on its long-term debt, foreign currency and natural gas prices; however, management does not believe that such risk is material.

                          PART II. OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS.

There are no material pending legal proceedings to which the Company or its subsidiaries is a party or to which any of their property is subject.

ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS.

On March 6, 2001, the Company issued 23,200 shares of common stock to three individuals in connection with a mineral interest acquisition. Also, on March 6, 2001, the Company issued 12,930 shares of common stock to a corporation in settlement of a previous net mineral interest acquisition. The Company in each case issued the shares in reliance on the exemption from registration provided in Section 4(2) of the Securities Act of 1933, as amended, based on the nature of the acquiring parties and the nature of the negotiated transaction.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5.       OTHER INFORMATION.

Not applicable

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K.

(a)     Exhibits.

        None

(b)     Reports on Form 8-K.

        The Company filed a current report on Form 8-K on March 8, 2001 to announce that the Company's board of directors had approved an amendment to the Company's Shareholder Rights Plan that increases the initial exercise price for the rights issued pursuant to the plan from $42.50 to $100.00 per share.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     EVERGREEN RESOURCES, INC.
                                              (Registrant)



DATE:   May 14, 2001           By:         /s/ Kevin R. Collins
                                     ---------------------------------------
                                     Kevin R. Collins
                                     VP - Finance, Chief Financial Officer and
                                     Secretary (Principal Financial and
                                     Accounting Officer)