Form 10-Q/A
period 2001-06-30
EVERGREEN RESOURCES INC
filed 2001-09-04
CIK 353943

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-Q/A
                                 AMENDMENT NO. 1

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: JUNE 30, 2001.


/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                               ---------------------    ----------------


Commission file number: 001-13171


                            EVERGREEN RESOURCES, INC.
             (Exact name of registrant as specified in its charter)


            COLORADO                                         84-0834147
---------------------------------                -------------------------------
  (State or Other Jurisdiction                   (I.R.S. Employer Identification
of Incorporation or Organization)                             Number)


    1401 17TH STREET SUITE 1200
         DENVER, COLORADO                                     80202
---------------------------------                -------------------------------
(Address of Principal Executive                            (Zip Code)
           Offices)


Registrant's Telephone Number, Including Area Code: (303) 298-8100

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. /X/ YES / / NO

As of August 6, 2001, 18,537,038 shares of the Registrant's Common Stock, no par value, were outstanding.

                            EVERGREEN RESOURCES, INC.
                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------

PART II. OTHER INFORMATION................................................   3

     The Quarterly Report of Form 10-Q for the quarterly period ended June 30, 2001 of Evergreen Resources, Inc. ("the Company") is amended by this Form 10-Q/A, Amendment No. 1 to such report, by replacing the text of Part II, Item 4, Submission of Matters to a Vote of Security Holders, with the material set forth below, which contains corrected voting results for the matters considered at the Company's 2001 annual meeting of shareholders held on May 2, 2001.

                           PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The following summarizes the votes at the Company's Annual Meeting of Shareholders held on May 2, 2001:

ELECTION OF DIRECTORS - with terms expiring at the Annual Shareholders Meeting in 2004:

           NAME                         FOR                   WITHHELD
           ----                         ---                   --------
     Dennis R. Carlton               15,211,284                 50,977
     Mark S. Sexton                  13,637,380              1,624,881
     Arthur L. Smith                 15,209,023                 53,238

RATIFICATION OF THE APPOINTMENT OF BDO SEIDMAN, LLP AS INDEPENDENT AUDITORS FOR THE YEAR ENDING DECEMBER 31, 2001

         FOR                         AGAINST                 ABSTAIN
         ---                         -------                 -------
     15,192,515                       57,786                 11,960

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        EVERGREEN RESOURCES, INC.
                                        (Registrant)





DATE: September 4, 2001                 By: /s/ Kevin R. Collins
                                           -------------------------------
                                           Kevin R. Collins
                                           VP - Finance, Chief Financial Officer
                                           (Principal Financial and Accounting
                                           Officer)