Form 10-Q
period 2001-09-30
EVERGREEN RESOURCES INC
filed 2001-11-01
CIK 353943

Use these links to rapidly review the document
EVERGREEN RESOURCES, INC. INDEX

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2001.

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number: 001-13171

EVERGREEN RESOURCES, INC.
(Exact name of registrant as specified in its charter)

Colorado (State or Other Jurisdiction of Incorporation or Organization)	84-0834147 (I.R.S. Employer Identification Number)
1401 17th Street Suite 1200 Denver, Colorado (Address of Principal Executive Offices)	80202 (Zip Code)

Registrant's Telephone Number, Including Area Code: (303) 298-8100

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    As of October 31, 2001, 18,585,227 shares of the Registrant's Common Stock, no par value, were outstanding.

EVERGREEN RESOURCES, INC.
INDEX

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
EVERGREEN RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2001	December 31, 2000
	(unaudited)
	(in thousands)
ASSETS
Current:
Cash and cash equivalents	$5,008	$4,034
Accounts receivable	9,647	15,194
Investment in affiliated company	1,829	—
Other current assets	1,398	1,156

Total current assets	17,882	20,384

Property and equipment, at cost, based on full-cost accounting for oil and gas properties	564,049	446,001
Less accumulated depreciation, depletion and amortization	46,932	34,052

Net property and equipment	517,117	411,949

Designated cash	2,883	2,376
Other assets	2,845	16,036

	$540,727	$450,745

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,666	$5,408
Amounts payable to oil and gas property owners	3,715	3,183
Accrued expenses and other	10,647	4,943

Total current liabilities	21,028	13,534
Production taxes payable	2,883	2,376
Deferred revenue	678	1,017
Notes payable	171,000	149,748
Deferred income tax liability	36,696	17,218

Total liabilities	232,285	183,893

Minority interest in subsidiary	690	—
Stockholders' equity:
Preferred stock, $1.00 par value; shares authorized, 24,900; none outstanding	—	—
Common stock, $.01 stated value; shares authorized, 50,000; shares issued and outstanding 18,585 and 18,328	186	183
Additional paid-in capital	251,793	247,377
Retained earnings	53,542	20,268
Accumulated other comprehensive income (loss)	2,231	(976)

Total stockholders' equity	307,752	266,852

	$540,727	$450,745

See accompanying notes to consolidated financial statements.

EVERGREEN RESOURCES, INC.
CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,
	2001	2000
	(in thousands, except per share data)
Revenues:
Natural gas revenues	$25,314	$13,547
Interest and other	321	241

Total revenues	25,635	13,788

Expenses:
Lease operating expenses	3,373	2,097
Transportation costs	2,344	1,500
Production and property taxes	1,031	639
Depreciation, depletion and amortization	4,096	2,190
General and administrative expenses	1,730	1,219
Interest expense	1,987	873
Other (income) expense	(5)	16

Total expenses	14,556	8,534

Income before income taxes	11,079	5,254
Income tax provision—deferred	3,933	2,049

Net income	7,146	3,205
Preferred stock dividends	—	792

Net income attributable to common stockholders	$7,146	$2,413

Basic income per common share:	$0.38	$0.16

Diluted income per common share:	$0.37	$0.15

See accompanying notes to consolidated financial statements.

EVERGREEN RESOURCES, INC.
CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Nine Months Ended September 30,
	2001	2000
	(in thousands, except per share data)
Revenues:
Natural gas revenues	$95,688	$31,431
Interest and other	667	403

Total revenues	96,355	31,834

Expenses:
Lease operating expenses	8,651	5,002
Transportation costs	6,674	3,735
Production and property taxes	3,856	1,460
Depreciation, depletion and amortization	11,549	4,754
General and administrative expenses	5,283	3,121
Interest expense	6,494	1,675
Other expense	627	100

Total expenses	43,134	19,847

Income before income taxes	53,221	11,987
Income tax provision—deferred	19,947	4,675

Net income	33,274	7,312
Preferred stock dividends	—	792

Net income attributable to common stockholders	$33,274	$6,520

Basic income per common share:	$1.80	$0.44

Diluted income per common share:	$1.72	$0.41

See accompanying notes to consolidated financial statements.

EVERGREEN RESOURCES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
	(in thousands)
Net income attributable to common stockholders	$7,146	$2,413	$33,274	$6,520

Cumulative effect of change in accounting principle, net of tax of $273	—	—	(446)	—

Derivative instruments:
Unrealized gain on commodity price swaps	—	—	14,614	—
Unrealized loss on interest rate swap	(264)	—	(363)	—
Reclassification adjustment to income	(5,612)	—	(8,587)	—
Reclassification adjustment to expense	79	—	88	—

Derivative instruments, before taxes	(5,797)	—	5,752	—
Related income tax effect	2,203	—	(2,185)	—

Derivative instruments, net of tax	(3,594)	—	3,567	—

Available for sale instruments:
Unrealized (loss) gain	(1,061)	—	467	—
Related income tax effect	403	—	(177)	—

Available for sale instruments, net of tax	(658)	—	290	—

Foreign currency translation adjustments	1,025	(361)	(204)	(1,077)

Comprehensive income	$3,919	$2,052	$36,481	$5,443

See accompanying notes to consolidated financial statements.

EVERGREEN RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2001	2000
	(in thousands)
Cash flows from operating activities:
Net income	$33,274	$7,312
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, depletion and amortization	11,549	4,754
Deferred income taxes	19,947	4,675
Unamortized commodity swap proceeds	5,308	—
Non-cash compensation and other	339	290
Changes in operating assets and liabilities:
Accounts receivable	5,389	(4,346)
Other current assets	(758)	(467)
Accounts payable	2,587	1,444
Accrued expenses and other	5,423	1,202
Deferred revenue	(339)	980

Net cash provided by operating activities	82,719	15,844

Cash flows from investing activities:
Investment in property and equipment	(101,725)	(86,321)
Investment in affiliated company	(1,515)	—
Repurchase of common stock	(354)	—
(Increase) decrease in designated cash	(508)	541
Change in production taxes payable	508	(541)
Increase in other assets	(350)	(97)

Net cash used in investing activities	(103,944)	(86,418)

Cash flows from financing activities:
Net proceeds from notes payable	21,252	71,583
Proceeds from sale of common stock, net	473	298
Debt issue costs	(33)	(475)
Cash held from operating oil and gas properties	531	579

Net cash provided by financing activities	22,223	71,985

Effect of exchange rate changes on cash	(24)	(107)

Increase in cash and cash equivalents	974	1,304
Cash and cash equivalents, beginning of the period	4,034	651

Cash and cash equivalents, end of the period	$5,008	$1,955

See accompanying notes to consolidated financial statements.

EVERGREEN RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2001
(Unaudited)

1. Basis of Presentation

    Evergreen Resources, Inc. ("Evergreen" or the "Company") is an independent energy company engaged in the operation, development, production, exploration, and acquisition of oil and gas properties. Evergreen's primary focus is on developing and expanding its coalbed methane properties located on approximately 271,000 gross acres in the Raton Basin in southern Colorado. The Company also holds exploration licenses on approximately 400,000 acres onshore in the United Kingdom, exploration licenses on approximately 1.1 million acres of prospective tight gas sands property in Northern Ireland and the Republic of Ireland, a 100% working interest in approximately 63,000 gross acres of prospective coalbed methane properties in Alaska, an interest in a consortium exploring offshore in the Falkland Islands, an oil and gas exploration contract on approximately 1.2 million acres in northern Chile and exploratory acreage in northwestern Colorado. Evergreen operates all of its own producing properties.

    The financial statements include the accounts of Evergreen and its wholly-owned subsidiaries, Evergreen Operating Corporation, Evergreen Resources (UK) Ltd., Powerbridge, Inc., Evergreen Well Service Company, Primero Gas Marketing Company, Primero Gas Company, LLC, Long Canyon Gas Company, LLC, EnviroSeis, LLC, XYZ Minerals, Inc., and its majority owned subsidiary, Lorencito Gas Gathering Company, LLC ("LGG"). All significant intercompany balances and transactions have been eliminated in consolidation.

    The Company had a 50% ownership in LGG and a 45% working interest in approximately 17,800 acres of producing coalbed methane properties located in the Lorencito Canyon region of the Raton Basin ("Lorencito") through May 31, 2001. Effective June 1, 2001, the Company purchased an additional 35% ownership interest in LGG and an additional 35% working interest in Lorencito. As a result of the above transaction, effective June 1, 2001, the Company began consolidating the accounts of LGG whereas prior to the additional purchase, the Company's investment in LGG was accounted for using the equity method of accounting.

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

    The depletion of proved oil and gas properties is computed on the units-of-production method based upon estimates of proved reserves. Unproved oil and gas properties, including any related capitalized interest expense, are not amortized, but are assessed for impairment either individually or on an aggregated basis.

    On a quarterly basis the Company is required to review the carrying value of its oil and gas properties under the full cost accounting rules of the Securities and Exchange Commission. Under these rules, capitalized costs of proved oil and gas properties may not exceed the present value of estimated future net revenues from proved reserves, discounted at 10%. Application of the ceiling test generally requires pricing future revenue at the unescalated prices in effect as of the last day of the quarter and requires a write-down for accounting purposes if the ceiling is exceeded. At September 30, 2001, the "spot" price that the Company would have realized for its natural gas sales was temporarily depressed to a level (approximately $1.67 per Mcf) whereby the Company's capitalized costs exceeded the present value of future net revenues discounted at 10% by approximately $40,177,000. Subsequent to September 30, 2001 and before the release of these interim financial statements, the spot price had rebounded to $2.92, which has resulted in the present value of the Company's future net revenues, discounted at 10%, once again exceeding the Company's capitalized costs. Accordingly, a write-down of the Company's capitalized costs was not necessary at September 30, 2001.

    The accompanying financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 2000. In the opinion of management, the accompanying unaudited financial statements include all adjustments, consisting only of normal recurring items, as well as the accounting change to adopt Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, necessary to present fairly the Company's financial position as of September 30, 2001 and the results of its operations for the three and nine months then ended and cash flows for the nine months ended September 30, 2001 and 2000. Certain reclassifications have been made to prior periods to conform to the classifications used in the current period. The results of operations for interim periods are not necessarily indicative of results to be expected for a full year.

2. Purchase of Oil and Gas Properties

    Effective June 1, 2001, the Company purchased an additional 35% ownership interest in LGG and an additional 35% working interest in the Lorencito properties for approximately $20 million. The Company paid the purchase consideration in July 2001 utilizing $17 million from its revolving credit facility. The purchase was accounted for under the purchase method of accounting. The purchase price allocation, which was primarily allocated to proved properties and gathering equipment, is preliminary and will be finalized after management completes its review of the relative fair values of the assets purchased. As a result of the purchase, the Company now owns 85% of LGG and an 80% working interest in the Lorencito properties.

    The acquired property interests represented an estimated 40 billion cubic feet of proven net gas reserves at the time of acquisition (an average cost of 50 cents per Mcf). Approximately 63% of the reserves acquired were classified as proved developed with the remaining 37% classified as proved undeveloped. All of the estimated reserves were assigned to the Vermejo and Raton group of coals. The acquisition also included additional interests in an existing compressor station and associated gas collection system.

    The results of operations of the acquired properties are included in the Company's Consolidated Statements of Income from the effective date, June 1, 2001, through September 30, 2001.

3. Earnings per Share

    The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended September 30,
	2001			2000
	(in thousands, except per share data)
	Income	Weighted Shares	Per- Share Amt.	Income	Weighted Shares	Per- Share Amt.
Basic income per common share:	$7,146	18,562	$0.38	$2,413	14,975	$0.16

Diluted income per common share:
Net income attributable to common stockholders	$7,146	18,562		$2,413	14,975
Stock options and warrants	—	883		—	820
Contingent shares	—	—		—	123

	$7,146	19,445	$0.37	$2,413	15,918	$0.15

	Nine Months Ended September 30,
	2001			2000
	(in thousands, except per share data)
	Income	Weighted Shares	Per- Share Amt.	Income	Weighted Shares	Per- Share Amt.
Basic income per common share:	$33,274	18,459	$1.80	$6,520	14,929	$0.44

Diluted income per common share:
Net income attributable to common stockholders	$33,274	18,459		$6,520	14,929
Stock options and warrants	—	936		—	734
Contingent shares	—	—		—	123

	$33,274	19,395	$1.72	$6,520	15,786	$0.41

4. Derivatives and Hedging Activities

    Effective January 1, 2001, Evergreen adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." Under SFAS No. 133, all derivative instruments, whether designated as hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income ("OCI") and are recognized in the income statement when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings.

    The Company may use derivative instruments to manage exposures to commodity prices, foreign currency and interest rate risks. The Company's objectives for holding derivatives are to minimize these risks using the most effective methods to eliminate or reduce the impacts of these exposures.

    The adoption of SFAS No. 133 resulted in an after-tax reduction to OCI of $446,000 as a cumulative effect of change in accounting principle. The reduction to OCI at January 1, 2001 was attributable to a commodity price swap agreement designated as a cash flow hedge. The derivative loss included in OCI as of January 1, 2001 has been reclassified into earnings during the nine months ended September 30, 2001

    Effective June 29, 2001, two outstanding commodity price swap agreements the Company had in place were amended to accelerate the termination date from December 31, 2001 to July 31, 2001. In consideration for the amendment, the Company was paid approximately $8,827,000 by the counterparty. Of the $8,827,000 received, $3,519,000 has been reclassified into natural gas revenues in the quarter ending September 30, 2001 and the balance of $5,308,000 will be reclassified out of OCI to natural gas revenues during the fourth quarter ending December 31, 2001. Including the $3,519,000 discussed above, the Company has recognized $5,612,000 and $8,587,000 in gains during the three and nine months ended September 30, 2001, which are included in natural gas revenues in the Consolidated Statements of Income.

    To limit the amount of exposure to interest rate fluctuations, in April 2001, the Company entered into an interest rate swap to manage fluctuations in cash flows resulting from interest rate risk. The swap allows for strategies designed to protect against fluctuations. The swap exchanges a series of future cash payments, one on a fixed-rate basis and the other on a floating rate-basis, to lock in a specific interest rate that is received by the Company. The interest rate swap has a notional amount of $25,000,000 with a fixed rate of 4.44% and a floating rate of LIBOR and is effective April 23, 2001 through April 23, 2002. At September 30, 2001, the unrealized loss for this contract was $363,000, net of taxes of $138,000. The Company recognized a loss of $79,000 and $88,000 on this contract during the three and nine months ended September 30, 2001, which were included in interest expense for the periods presented.

5. Investment in Affiliated Company

    On February 9, 2001, Evergreen closed a transaction with KFx Inc. ("KFx") under which KFx sold to Evergreen a portion of its convertible preferred stock investment in its Pegasus Technologies, Inc. subsidiary ("Pegasus"), representing an approximate 8.8% as converted interest in Pegasus, for $1.5 million. KFx is obligated to repurchase this preferred stock for $2 million on January 31, 2002, or January 31, 2003 under certain elections available to Evergreen to purchase from KFx an additional interest in Pegasus. The Company is accreting the $1.5 million cost to the $2 million redemption amount through January 2002. In certain circumstances, Evergreen can elect to exchange this interest in Pegasus, valued at $2 million, and any subsequently acquired interest in Pegasus, for common stock of KFx at $3.65 per share, subject to certain adjustments. In addition, Evergreen was provided with a five-year warrant to purchase 1 million shares of KFx common stock at $3.65 per share, subject to certain adjustments. This warrant is considered a derivative but no value has been attributed to it as of September 30, 2001. The Company will continue to assess whether this derivative has value in the future periods. The President and Chief Executive Officer of Evergreen is on the board of directors of KFx, and the Chief Financial Officer of Evergreen is also on the board of directors of Pegasus.

6. Supplemental Disclosures of Cash Flow Information

    Cash paid during the nine months ended September 30, 2001 and 2000 for interest was approximately $6,026,000 and $742,000. During the nine months ended September 30, 2001 and 2000, approximately $844,000 and $320,000 of interest were capitalized.

    During the nine months ended September 30, 2001 and 2000, there were non-cash transactions resulting in increases in oil and gas properties of approximately $2,278,000 and $136,322,000. Included in these transactions are common stock issuances for mineral interests of $917,000 and $9,423,000 for the nine months ended September 30, 2001 and 2000. The non-cash additions to oil and gas properties during the nine months ended September 30, 2000 also included a $100,000,000 Series A preferred stock issuance for property interests. These shares were redeemed by the Company in December 2000.

7. Recent Accounting Pronouncements

    In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 141, "Business Combinations." SFAS No. 141 is intended to improve the transparency of the accounting and reporting for business combinations by requiring that all business combinations be accounted for under a single method—the purchase method. This statement is effective for all business combinations initiated after June 30, 2001.

    In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." This statement applies to intangibles and goodwill acquired after June 30, 2001, as well as goodwill and intangibles previously acquired. Under this statement, goodwill as well as other intangibles determined to have an infinite life will no longer be amortized; however, these assets will be reviewed for impairment on a periodic basis. This statement is effective for the Company for the first quarter in the fiscal year ending December 31, 2002. Management does not believe that the adoption of this statement will have a material effect on the Company's financial statements.

    In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. Management has not yet determined the impact of the adoption of this statement.

    In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 requires that long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and generally, is to be applied prospectively.

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

General

    Evergreen is an independent energy company engaged in the operation, development, production, exploration and acquisition of oil and gas properties. Evergreen's primary focus is on developing and expanding its coalbed methane properties located on approximately 271,000 gross acres in the Raton Basin in southern Colorado. The Company also holds exploration licenses on approximately 400,000 acres onshore in the United Kingdom, exploration licenses on approximately 1.1 million acres of prospective tight gas sands property in Northern Ireland and the Republic of Ireland, a 100% working interest in approximately 63,000 acres of prospective coalbed methane properties in Alaska, an interest in a consortium exploring offshore in the Falkland Islands, an oil and gas exploration contract on approximately 1.2 million acres in northern Chile and exploratory acreage in northwestern Colorado. Evergreen operates all of its producing properties.

Developments

Irish Project

    In March and April 2001, Evergreen acquired a 100% working interest in 1,085,000 acres of prospective tight gas sand properties in Northern Ireland (605,000 acres) and in the Republic of Ireland (480,000 acres) for total consideration of $1,250,000 (23,200 shares of Evergreen common stock valued at $750,000 and $500,000 in cash) plus a small retained net profits interest.

    Evergreen has drilled four wells in Northern Ireland to depths ranging from approximately 2,700 feet to 4,400 feet. The first of two wells that will be drilled in the Republic of Ireland is currently being drilled to a depth of 4,300 feet. Evergreen anticipates that its evaluation of this initial drilling program will be completed by mid-year 2002. Total anticipated expenditures for the work commitment for all six wells are estimated at $6 to $7 million.

Domestic Projects

    Effective June 1, 2001, the Company purchased an additional 35% ownership interest in Lorencito Gas Gathering Company, LLC ("LGG") and an additional 35% working interest in approximately 17,800 acres of producing coalbed methane properties in the Lorencito Canyon region of the Raton Basin for approximately $20 million. The purchase price allocation, which primarily allocated to proved properties and gathering equipment, is preliminary and will be finalized after management completes its review of the relative fair values of the assets purchased. As a result of the purchase, the Company now owns 85% of LGG and an 80% working interest in the Lorencito properties.

    The acquired property interests represented an estimated 40 billion cubic feet ("Bcf") of proven net gas reserves at the time of acquisition (an average cost of 50 cents per thousand cubic feet ("Mcf")). Approximately 63% of the reserves acquired were classified as proved developed with the remaining 37% classified as proved undeveloped. All of the estimated reserves were assigned to the Vermejo and Raton group of coals. The acquisition also included additional interests in an existing compressor station and associated gas collection system.

Results of Operations—Three and Nine Months Ended September 30, 2001

    The following table sets forth certain operating data of the Company for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Natural gas production (MMcf)	7,892	5,001	22,117	12,578
Average realized sales price per Mcf	$3.21	$2.71	$4.33	$2.50
Cost per Mcf:
Lease operating expense	$0.43	$0.42	$0.39	$0.40
Transportation costs	$0.30	$0.30	$0.30	$0.30
Production and property taxes	$0.13	$0.13	$0.17	$0.12
Depreciation, depletion and amortization	$0.52	$0.44	$0.52	$0.38
General and administrative	$0.22	$0.24	$0.24	$0.25
Interest expense	$0.25	$0.17	$0.29	$0.13

    The Company reported net income of $7,146,000 or $0.37 per diluted common share for the three months ended September 30, 2001, compared to net income of $2,413,000 or $0.15 per diluted common share for the same period in 2000. For the nine months ended September 30, 2001, the Company reported net income of $33,274,000 or $1.72 per diluted common share compared to net income of $6,520,000 or $0.41 per diluted common share in 2000. The increases in net income during the three and nine months ended September 30, 2001, as compared to the prior year periods, were attributable to increases in gas sales volumes as a result of expansion of the Company's drilling program and the acquisition of producing properties in September 2000 as well as increases in realized natural gas prices as described below.

    Natural gas revenues increased to $25,314,000 during the three months ended September 30, 2001, from $13,547,000 for the same period in the prior year. During the nine months ended September 30, 2001, natural gas revenues increased to $95,688,000 from $31,431,000 for the same period in 2001. The increases in natural gas revenues for the three and nine month periods ended September 30, 2001 compared to the same periods in 2000 were due to 58% and 76% increases in natural gas sales volumes and 18% and 73% increases in average realized natural gas prices to $3.21 and $4.33 per Mcf in 2001 from $2.71 and $2.50 per Mcf in 2000. Net gas sales for the three and nine months ended September 30, 2001 increased to 7.9 Bcf and 22.1 Bcf or an average of 85.8 and 81.0 million cubic feet ("MMcf") per day, from 5.0 Bcf and 12.6 Bcf or an average of 54.4 MMcf and 45.9 MMcf per day for the comparable periods in 2000. The 2001 results were impacted favorably by Evergreen's acquisition of adjacent producing properties from an affiliate of KLT Gas, Inc., which was effective September 1, 2000. These properties contributed approximately 26 MMcf of gas per day to Evergreen's three and nine month gas sales total. Approximately 43% of Evergreen's net production during the first nine months of 2001 was either sold under fixed-price contractual arrangements or hedged using commodity price swaps, resulting in an average hedged price of $4.59 per Mcf.

    Evergreen had 646 net producing gas wells connected to pipeline at September 30, 2001. This total included 52 net producing wells in the Lorencito Canyon area acquired on June 1, 2001. As of September 30, 2000, the Company was producing natural gas from a total of 473 net wells.

    Lease operating expenses for the three months ended September 30, 2001, were $3,373,000 or $0.43 per Mcf compared to $2,097,000 or $0.42 per Mcf for the same period in 2000. During the nine months ended September 30, 2001, lease operating expenses were $8,651,000 or $0.39 per Mcf as compared to $5,002,000 or $0.40 per Mcf for the same period in the prior year. The increase in total lease operating expense for each period in 2001 as compared to 2000 was due to the increase in the number of producing wells and compressors. While overall expenses increased, lease operating expenses on a per-Mcf basis remained generally consistent, increasing by $0.01 per Mcf for the three months ending September 30, 2001 over September 30, 2000 and decreasing $0.01 per Mcf for the nine month period ending September 30, 2001 compared to September 30, 2000.

    For the quarter and nine months ended September 30, 2001 and the same periods in 2000, the Company reclassified property taxes associated with its gas collection system from lease operating expense to production and property taxes. For the three and nine months ended September 30, 2001 this reclassification totaled $245,000 and $605,000 compared to $95,000 and $263,000 for the same periods in 2000. The reclassification resulted in a reduction in lease operating expense of $0.03 per Mcf for each period in 2001 and $0.02 per Mcf for each period in 2000.

    Transportation costs for the three and nine months ended September 30, 2001 were $2,344,000 and $6,674,000 or $0.30 per Mcf for both periods compared to $1,500,000 and $3,735,000 or $0.30 per Mcf for the same periods in 2000. Effective the fourth quarter of 2000, the accounting classification of transportation costs changed to require such costs to be included in operating expenses versus netted against natural gas revenues. Accordingly, natural gas revenues for the three and nine months ended September 30, 2000 have been restated to reflect the reclassification of the transportation costs. The reclassification had no effect on net income for the periods presented.

    Production and property taxes increased for the three months ended September 30, 2001 to $1,031,000 compared to $639,000 in the same period in 2000. On a per-Mcf basis, production and property taxes remained consistent at $0.13 for each three month period ending September 30, 2001 and 2000. For the nine months ended September 30, 2001, production and property taxes were $3,856,000 or $0.17 per Mcf as compared to $1,460,000 or $0.12 per Mcf for the same period in the prior year. The increase was due to the restated in the average realized gas price during the nine months ended September 30, 2001. As a percent of natural gas sales, production and property taxes for the three and nine months ended September 30, 2001 were 4.1% and 4.0% compared to 4.7% and 4.6% for the same periods in 2000. The percentage decreases in both periods in 2001 as compared to

2000 were due to financial hedging gains, which are not subject to production taxes, being included in natural gas revenues for the three and nine months ended September 30, 2001.

    Depreciation, depletion and amortization expense for the three months ended September 30, 2001, was $4,096,000 compared to $2,190,000 for the same period in 2000. On an equivalent Mcf basis, depreciation, depletion and amortization expense was $0.52 per Mcf for the three months ended September 30, 2001 compared to $0.44 per Mcf for the same period in the prior year. During the nine months ended September 30, 2001, depreciation, depletion and amortization expense was $11,549,000 or $0.52 per Mcf as compared to $4,754,000 or $0.38 per Mcf for the same period in the prior year. The increases for 2001 were primarily attributable to the September 2000 property acquisition, which had an average acquisition cost of $1.12 per Mcf.

    On a quarterly basis the Company is required to review the carrying value of its oil and gas properties under the full cost accounting rules of the Securities and Exchange Commission. Under these rules, capitalized costs of proved oil and gas properties may not exceed the present value of estimated future net revenues from proved reserves, discounted at 10%. Application of the ceiling test generally requires pricing future revenue at the unescalated prices in effect as of the last day of the quarter and requires a write-down for accounting purposes if the ceiling is exceeded. At September 30, 2001, the "spot" price that the Company would have realized for its natural gas sales was temporarily depressed to a level (approximately $1.67 per Mcf) whereby the Company's capitalized costs exceeded the present value of future net revenues discounted at 10% by approximately $40,177,000. Subsequent to September 30, 2001 and before the release of these interim financial statements, the spot price had rebounded to $2.92, which has resulted in the present value of the Company's future net revenues, discounted at 10%, once again exceeding the Company's capitalized costs. Accordingly, a write-down of the Company's capitalized costs was not necessary at September 30, 2001.

    General and administrative expenses were $1,730,000 during the three months ended September 30, 2001, as compared to $1,219,000 during the same period in 2000. For the nine months ended September 30, 2001, general and administrative expenses were $5,283,000 as compared to $3,121,000 for the same period in the prior year. The increase over 2000 was due to an increase in general and administrative staff, salaries, bonuses and related benefits, higher professional fees, higher rent expense as a result of expansion of the Company's Denver office, technology expense, and expenses related to the Company's project in the United Kingdom. General and administrative expense on a per-unit of production was $0.22 and $0.24 per Mcf for the three and nine months ended September 30, 2001, compared to $0.24 and $0.25 per Mcf in the same periods in 2000.

    Interest expense for the three months ended September 30, 2001 was $1,987,000 compared to $873,000 for the same period in 2000. During the nine months ended September 30, 2001, interest expense was $6,494,000 compared to $1,675,000 in the nine months of the prior year. The increase in interest expense in 2001 was due to higher average debt balances in the first nine months of 2001 following the September 2000 property acquisition. The increase was partially offset by lower average interest rates on the line of credit.

    Other expense of $627,000 for the nine months ended September 30, 2001 includes a $307,000 charge to earnings related to the write-off of the majority of the assets of EnviroSeis, LLC, a wholly owned 2-D seismic company. The expense also includes a reserve of $173,000 for a negotiated penalty to settle an operating issue related to water production in Las Animas County.

    In connection with the property acquisition in September 2000, the Company issued $100 million in redeemable preferred stock with an annual dividend rate of 9.5%. Dividends of $792,000 were paid during the quarter ended September 30, 2000. The redeemable preferred stock was redeemed on December 22, 2000 with funds from the Company's credit facility.

    The Company provided for deferred taxes for the three and nine months ended September 30, 2001, at rates equal to the Company's expected effective tax rate. The Company had originally estimated that it would start to pay estimated taxes in the second quarter of 2001. Due to the increased drilling program and lower natural gas prices, the Company estimates that beginning with the third quarter ending September 30, 2002, the net operating losses will be fully utilized and cash payments for taxes will be required in December of 2002.

Liquidity and Capital Resources

    The Company currently has a $200 million revolving credit facility with a bank group consisting of Hibernia National Bank, BNP-Paribas, Wells Fargo Bank Texas, NA, BankOne, NA, Fleet National Bank, Bank of Scotland and First Union National Bank (the "Banks"). The credit facility is available through July 1, 2003. Advances pursuant to this credit facility are limited to a borrowing base, which is presently $200 million. The Company may elect to use either the London interbank offered rate, or LIBO rate, plus a margin of 1.125% to 1.50%, or the prime rate plus a margin of 0% or 0.25%, with margins on both rates determined on the average outstanding borrowings under the credit facility. The borrowing base is redetermined semi-annually by the Banks based upon reserve evaluations of Evergreen's oil and gas properties. An average annual commitment fee of 0.375% is charged quarterly for any unused portion of the credit line. The agreement is collateralized by substantially all domestic oil and gas properties and guaranteed by substantially all of the Company's subsidiaries. The credit agreement also contains certain net worth, leverage and ratio requirements. At September 30, 2001, Evergreen had $171 million of outstanding borrowings under this credit facility with an average interest rate of 5.5%.

    Capital spending in the first three quarters of 2001 totaled $104 million. The Company spent approximately $22 million on the Lorencito acquisition (which includes $2 million in post-acquisition development costs), $29 million to drill and complete 132 Raton Basin gas wells, $26 million for the Raton Basin gas collection system, $6 million related to other Raton Basin development costs, $4 million for domestic exploration projects, and $10 million for international exploration projects. The remaining amount of approximately $7 million primarily consisted of capital expenditures by the Company's wholly owned well service company including the subsidiary's purchase of a coil tubing unit and two workover rigs.

    During the first nine months of 2001, the Company drilled 132 wells. The Company's Raton Basin 140-well development drilling program for 2001 is expected to be completed during the first week of November and five exploratory wells will be completed by year-end.

    The Company will be unable to complete its drilling program in the United Kingdom in 2001. Throughout 2001, the Company has been delayed in its drilling program due to the regulatory environment, which includes required approvals from local planning commissions for drilling permits. The Company has obtained planning permission for four gob gas wells and anticipates drilling will commence in the first part of 2002.

    Evergreen's capital budget for 2002 is estimated to be $106.1 million. Of this total, approximately $87.4 million is expected to be directed to Evergreen's coal bed methane operations in the Raton Basin, which includes approximately $31.6 million for infrastructure, approximately $37.7 million for the drilling and completion of 152 wells, and approximately $18.1 million primarily for recompletions and equipment.

    Approximately $10 million of the 2002 capital budget is expected to be spent on the company's coal bed methane project in the United Kingdom and tight gas sand project in Northern Ireland and the Republic of Ireland, and the remaining $8.7 million largely will be used for domestic exploration projects.

    If natural gas prices drop significantly for an extended period of time, management may reduce the anticipated capital expenditure budget for 2002. Management believes that cash flow from operations and its line of credit will be sufficient to fund next year's capital expenditure budget. Management believes that the Company has an underutilized credit capacity and anticipates that the Company will increase its current line of credit to approximately $250 million in the first half of 2002.

    Cash flows provided by operating activities were $82,719,000 for the nine months ended September 30, 2001, as compared to $15,844,000 for the same period in 2000. The increase was primarily due to the 76% increase in natural gas production from drilling and property acquisitions and the 73% increase in natural gas prices in 2001 compared to the same period in the prior year. Cash flows from operations during the nine months ended September 30, 2001 also includes the unamortized proceeds of $5,308,000 from the early termination of two commodity swaps as discussed in Note 4 to the Consolidated Financial Statements.

    Cash flows used in investing activities were $103,944,000 during the nine months ended September 30, 2001, versus $86,418,000 for the same period in 2000. The increase in 2001 was primarily attributable to the drilling of 132 wells in the first three quarters of 2001 as compared to 80 wells in the first three quarters of 2000.

    Cash flows provided by financing activities were $22,223,000 during the nine months ended September 30, 2001, as compared to $71,985,000 in the same period during 2000. The decrease was primarily attributable to a decline in borrowings on the Company's line of credit made possible by higher cash flows provided by operating activities. In addition, in September 2000 the Company acquired properties from an affiliate of KLT Gas, Inc. for approximately $180 million and made an initial $35 million cash payment using funds from its line of credit.

    Effective January 1, 2001, Evergreen adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." Under SFAS No. 133, all derivative instruments, whether designated as hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income ("OCI") and are recognized in the income statement when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings. See Note 4 to the Consolidated Financial Statements for more information.

    Evergreen's production is generally sold at prevailing market prices. However, the Company periodically enters into hedging transactions for a portion of its production when market conditions are deemed favorable and natural gas prices exceed the Company's minimum internal price targets. See "Item 3—Quantitative and Qualitative Disclosure About Market Risk."

    The Company's objective in entering into hedging transactions is to manage price fluctuations and achieve a more predictable cash flow. These transactions limit Evergreen's exposure to declines in prices, but also limit the benefits Evergreen would realize if prices increase. As of September 30, 2001, the Company had entered into the following fixed-price physical delivery contracts to sell its gas production (the Company's hedging contracts are denoted in MMBtu's, which convert on an approximately 1-for-1 basis into Mcf):

  •
  A maximum of 4 MMBtu per day from July 1, 2001 through April 30, 2003 at a price of $2.40 per MBtu plus transportation costs, and

  •
  10 MMBtu per day from July 1, 2001 through March 31, 2003 for the lesser of then current market price or a gross price of $2.45 per MBtu.

    In consideration for the extension of the last contract described above, Evergreen received $1,762,000 over the 12-month period ended October 31, 2000, which is being amortized over the contract term. As of September 30, 2001, $678,000 was recognized as deferred revenue and will be recognized as revenue in future periods.

Recent Accounting Pronouncements

    In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 141, "Business Combinations." SFAS No. 141 is intended to improve the transparency of the accounting and reporting for business combinations by requiring that all business combinations be accounted for under a single method—the purchase method. This statement is effective for all business combinations initiated after June 30, 2001.

    In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." This statement applies to intangibles and goodwill acquired after June 30, 2001, as well as goodwill and intangibles previously acquired. Under this statement, goodwill as well as other intangibles determined to have an infinite life will no longer be amortized; however, these assets will be reviewed for impairment on a periodic basis. This statement is effective for the Company for the first quarter in the fiscal year ending December 31, 2002. Management does not believe that the adoption of this statement will have a material effect on the Company's financial statements.

    In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. Management has not yet determined the impact of the adoption of this statement.

    In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 requires that long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, is to be applied prospectively.

ITEM 3. QUANTATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

    Commodity Risk.  The Company's major market risk exposure is in the pricing applicable to its gas production. Realized pricing is primarily driven by the prevailing price for crude oil and spot prices applicable to Evergreen's United States natural gas production. Historically, prices received for gas production have been volatile and unpredictable. Pricing volatility is expected to continue. Gas price realizations ranged from a monthly low of $1.24 per Mcf to a monthly high of $10.02 per Mcf during the nine months ended September 30, 2001.

    The Company periodically enters into hedging activities on a portion of its projected natural gas production through a variety of financial and physical arrangements intended to support natural gas prices at targeted levels and to manage its exposure to gas price fluctuations. Evergreen may use futures contracts, swaps, options and fixed-price physical contracts to hedge its commodity prices. As discussed in Note 4 to the Consolidated Financial Statements, the Company amended its two commodity swap agreements on June 29, 2001 to terminate July 31, 2001. The Company consequently had no market risk related to the agreements at September 30, 2001.

    Assuming total gas production and the percentage of gas production hedged under physical contracts remain at September 30, 2001 levels, a 10% decrease in the average unhedged natural gas prices realized during the first nine months of 2001 would reduce the Company's natural gas revenues by approximately $6.9 million on an annual basis.

    Interest Rate Risk.  The Company has risk exposure for interest rates on its outstanding debt. Historically, interest rates have been somewhat volatile. Interest rate volatility is expected to continue. The Company may enter into contractual obligations with a portion of its estimated outstanding debt to attempt to manage interest rate risk. Management believes Evergreen has historically had a very conservative capital structure. Due to the increased level of debt incurred as a result of the property acquisition in September 2000, management believes that it is appropriate to maintain the lowest interest rate possible.

    At September 30, 2001, Evergreen had long-term debt outstanding of $171 million. The interest rates on the outstanding debt range from LIBO rate plus 1.50% to prime plus 0.25%. The interest rates are variable; however, they may be fixed at Evergreen's option for periods of time between 30 to 90 days. A 10% increase in short-term interest rates on the floating-rate debt outstanding at September 30, 2001 would equal approximately 55 basis points. Such an increase in interest rates would increase Evergreen's 2001 annual interest expense by approximately $941,000, assuming borrowed amounts remain outstanding at current levels. To limit the amount of exposure to interest rate fluctuations, in April 2001, the Company entered into an interest rate swap contract to manage fluctuations in cash flows resulting from interest rate risk. See Note 4 to the Consolidated Financial Statements for more information.

    Foreign Currency Risk.  In 2001, the Company has drilled 4 tight gas sands wells in Northern Ireland and is in the process of drilling 2 tight gas sand wells in the Republic of Ireland. In 2002, the Company plans on drilling approximately 10 to 12 wells in Northern Ireland, the Republic of Ireland and in the United Kingdom. The total estimated cost is $10 million. The Company's assets, revenue and expense accounts relating to these projects are based on the U.S. dollar equivalent of such amounts measured in the British pound sterling and the Irish punt. The assets and liabilities of these projects are translated to U.S. dollars using the applicable exchange rate as of the end of a reporting period. Revenues, expenses and cash flow will be translated using the average exchange rate for the reporting period. Any significant change in the exchange rate for the pound sterling and/or punt would have an impact on the cost of these drilling programs.

    The Company measures its exposure to market risk at any point in time by comparing its open positions to a market risk of fair value. The market prices the Company uses to determine fair value are based on management's best estimates, which consider various factors including closing exchange prices, volatility factors and the time value of money. At September 30, 2001, the Company was exposed to some market risk with respect to long-term debt, foreign currency and natural gas prices; however, management does not believe that such risk is material.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

  (a)
  Exhibits.

    Not Applicable

  (b)
  Reports on Form 8-K.

    Not Applicable

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorize

EVERGREEN RESOURCES, INC. (Registrant)
Date: November 1, 2001	By:	/s/ KEVIN R. COLLINS Kevin R. Collins VP—Finance, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)