Form 10-Q
period 2002-03-31
EVERGREEN RESOURCES INC
filed 2002-05-02
CIK 353943

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2002.

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

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        As of May 1, 2002, 18,952,396 shares of the Registrant's Common Stock, no par value, were outstanding.

EVERGREEN RESOURCES, INC.
INDEX

Page Number
PART I. FINANCIAL INFORMATION
Consolidated Balance Sheets as of March 31, 2002 and December 31, 2001	3
Consolidated Statements of Income for the Three Months Ended March 31, 2002 and 2001	4
Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2002 and 2001	5
Consolidated Statements of Comprehensive (Loss) Income for the Three Months Ended March 31, 2002 and 2001	6
Notes to Consolidated Financial Statements	7-11
Management's Discussion and Analysis of Financial Condition and Results of Operations	12-16
Quantitative and Qualitative Disclosure About Market Risk	17-18
PART II. OTHER INFORMATION	19

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EVERGREEN RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2002	December 31, 2001
	(in thousands)
ASSETS
Current:
Cash and cash equivalents	$2,321	$3,024
Accounts receivable	11,262	10,119
Other current assets (Note 5)	3,807	1,455

Total current assets	17,390	14,598

Property and equipment, at cost, based on full-cost accounting for oil and gas properties (Note 2)	619,296	584,150
Less accumulated depreciation, depletion and amortization	56,922	51,561

Net property and equipment	562,374	532,589

Other assets	7,101	8,838

	$586,865	$556,025

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$11,089	$7,355
Amounts payable to oil and gas property owners	3,828	4,080
Derivative instruments (Note 4)	8,032	203
Accrued expenses and other	15,224	9,753

Total current liabilities	38,173	21,391
Notes payable (Note 8)	98,000	81,000
Senior convertible notes (Note 8)	100,000	100,000
Deferred income tax liabilities	32,645	34,702
Production taxes payable	3,288	2,722
Deferred revenue	452	565

Total liabilities	272,558	240,380

Minority interest in subsidiary	703	705
Stockholders' equity:
Preferred stock, $1.00 par value; shares authorized, 24,900; none outstanding	—	—
Common stock, $0.01 stated value; shares authorized, 50,000; shares issued and outstanding 18,952 and 18,847	189	188
Additional paid-in capital	258,581	256,978
Retained earnings	61,179	58,795
Accumulated other comprehensive loss	(6,345)	(1,021)

Total stockholders' equity	313,604	314,940

	$586,865	$556,025

See accompanying notes to consolidated financial statements.

EVERGREEN RESOURCES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,
	2002	2001
	(in thousands, except per share data)
Revenues:
Natural gas revenues	$20,192	$37,789
Interest and other	122	155

Total revenues	20,314	37,944

Expenses:
Lease operating expenses	3,685	2,485
Transportation costs	2,835	2,117
Production and property taxes	1,190	1,637
Depreciation, depletion and amortization	4,792	3,536
General and administrative expenses	2,189	1,433
Interest expense	1,920	2,487
Other expense	7	110

Total expenses	16,618	13,805

Income before income taxes	3,696	24,139
Income tax provision—deferred	1,312	9,173

Net income	$2,384	$14,966

Basic income per common share (Note 3)	$0.13	$0.81

Diluted income per common share (Note 3)	$0.12	$0.78

See accompanying notes to consolidated financial statements.

EVERGREEN RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2002	2001
	(in thousands)
Cash flows from operating activities:
Net income	$2,384	$14,966
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	4,792	3,536
Deferred income taxes	1,312	9,173
Non-cash compensation and other	57	55
Changes in operating assets and liabilities:
Accounts receivable	(1,030)	1,315
Other current assets	(361)	(383)
Accounts payable	(554)	(122)
Accrued expenses	3,895	1,688

Net cash provided by operating activities	10,495	30,228

Cash flows from investing activities:
Investment in property and equipment	(28,461)	(18,479)
Increase in investment in related party	—	(1,515)
Increase in other assets	—	(350)

Net cash used by investing activities	(28,461)	(20,344)

Cash flows from financing activities:
Net proceeds from (payments on) notes payable	17,000	(11,248)
Proceeds from issuance of common stock, net	697	163
(Decrease) increase in cash held from operating oil and gas properties and other	(429)	1,427

Net cash provided (used) by financing activities	17,268	(9,658)

Effect of exchange rate changes on cash	(5)	(35)

(Decrease) increase in cash and cash equivalents	(703)	191
Cash and cash equivalents, beginning of the period	3,024	4,034

Cash and cash equivalents, end of the period	$2,321	$4,225

See accompanying notes to consolidated financial statements.

EVERGREEN RESOURCES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)

	Three Months Ended March 31,
	2002	2001
	(in thousands)
Net income	$2,384	$14,966

Cumulative effect of change in accounting principle, net of tax of $273 at March 31, 2001	—	(446)

Derivative instruments:
Unrealized (loss) gain	(7,940)	4,132
Reclassification adjustment for losses included in net income	111	276

Derivative instruments before taxes	(7,829)	4,408
Income tax benefit (expense) related to derivative instruments	2,780	(1,675)

Derivative instruments, net of taxes	(5,049)	2,733

Available for sale instruments:
Unrealized gain	437	1,418
Income tax expense related to available for sale instruments	(155)	(539)

Available for sale instruments, net of tax	282	879

Foreign currency translation adjustments	(557)	(1,027)

Comprehensive (loss) income	$(2,940)	$17,105

See accompanying notes to consolidated financial statements.

EVERGREEN RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2002

(Unaudited)

1. Basis of Presentation

        Evergreen Resources, Inc. ("Evergreen" or the "Company") is an independent energy company engaged in the operation, development, production, exploration and acquisition of unconventional natural gas properties. Evergreen is one of the leading developers of coal bed methane reserves in the United States. Its current operations are principally focused on developing and expanding its coal bed methane project located in the Raton Basin in southern Colorado. The Company has also begun coal bed methane projects in the United Kingdom and Alaska. In addition, the Company is engaged in the exploration of natural gas prospects in Northern Ireland and the Republic of Ireland, and owns additional interests in other domestic and international areas.

Consolidation

        The financial statements include the accounts of Evergreen and its wholly-owned subsidiaries, Evergreen Operating Corporation, Evergreen Resources (UK) Ltd, Evergreen Well Service Company, Primero Gas Marketing Company, Primero Gas Company, LLC, XYZ Minerals, Inc., Evergreen Resources (Alaska) Corporation, Long Canyon Gas Company, LLC and Evergreen Supply and Distribution Company. The Company also has a majority-owned subsidiary, Lorencito Gas Gathering, LLC.

        The Company has a 40% ownership in Argos Evergreen Limited, a Falkland Islands company which owns offshore drilling rights in the North Falklands basin. This investment is accounted for by the equity method of accounting.

        The accompanying financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 2001. In the opinion of management, the accompanying unaudited financial statements include all adjustments, consisting only of normal recurring items, necessary to present fairly the Company's financial position as of March 31, 2002 and 2001 and the results of its operations, cash flows and statements of comprehensive (loss) income for the three months then ended. Certain reclassifications have been made to prior periods to conform to the classifications used in the current period. The results of operations for interim periods are not necessarily indicative of results to be expected for a full year.

2. Oil and Gas Properties

        The Company follows the full-cost method of accounting for oil and gas properties. Under this method, all productive and nonproductive costs incurred in connection with the exploration for and development of oil and gas reserves are capitalized. Such capitalized costs include lease acquisition, geological and geophysical work, delay rentals, drilling, completing and equipping oil and gas wells, and include salaries, benefits and other internal costs directly attributable to the activities. Costs associated with production and general corporate activities are expensed in the period incurred. Interest costs related to unproved properties and properties under development are also capitalized to oil and gas properties. If the net investment in oil and gas properties exceeds an amount equal to the sum of (1) the standardized measure of discounted future net cash flows from proved reserves and (2) the lower of cost or fair market value of properties in process of development and unexplored acreage, the excess is charged to expense as additional depletion. Normal dispositions of oil and gas properties are accounted for as adjustments of capitalized costs, with no gain or loss recognized.

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

3. Earnings per Share

        The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2002			2001
	(in thousands, except per share data)
	Income	Weighted Shares	Per- Share Amt.	Income	Weighted Shares	Per- Share Amt.
Basic income per common share:
Net income	$2,384	18,863	$0.13	$14,966	18,367	$0.81

Diluted income per common share:
Net income	$2,384	18,863		$14,966	18,367
Stock options	—	649		—	944

	$2,384	19,512	$0.12	$14,966	19,311	$0.78

4. Derivatives and Hedging Activities

        The Company may use derivative instruments to manage exposures to commodity prices, foreign currency and interest rate risks. The Company's objectives for holding derivatives are to minimize the risks using the most effective methods to eliminate or reduce the impacts of these exposures.

        The Company sometimes enters into fixed-price physical delivery contracts and commodity derivative contracts to manage price risk with regard to a portion of its natural gas production. The Company's commodity derivative contracts are designated as cash flow hedges. To qualify as a cash flow hedge, these derivative contracts must be designated as cash flow hedges and changes in their fair value must correlate with changes in the price of anticipated future production such that the Company's exposure to the effects of commodity price changes is reduced.

        At March 31, 2002, the Company had entered into the following natural gas swap contracts and costless collar contracts by contract period. ("MMBtu" means million British thermal units.)

Contract Period	Type of Instrument(s)	Volume in MMBtu/day	Weighted Average $/MMBtu		Unrealized Loss at March 31, 2002 (in thousands)
Apr 02—Jun 02	Swaps	80,000	$2.32		$(6,161)
Jul 02—Dec 02	Costless Collars	60,000	$2.59/ 3.87	*	(1,820)

					$(7,981)

*
Represents weighted average floor and ceiling prices

        During the quarter ended March 31, 2002 and 2001, the Company recognized approximately $53,000 in gains and $276,000 in losses, respectively, related to natural gas swaps. The gains and losses are included in natural gas revenues in the Consolidated Statements of Income for each period presented.

        To limit the amount of exposure to interest rate fluctuations, in April 2001, the Company entered into an interest rate swap designated as a cash flow hedge to manage fluctuations in cash flows resulting from interest rate risk. The interest rate swap had a notional amount of $25 million at a London InterBank Offered Rate ("LIBOR") of 4.4% and was effective April 23, 2001 through April 23, 2002. At March 31, 2002, the unrealized loss on this contract was approximately $51,000. The Company recognized a $164,000 loss on the contract during the three months ended March 31, 2002.

        The Company is exposed to credit risk in the event of nonperformance by the counterparties in the derivative contracts discussed above; however, the Company does not anticipate nonperformance by the counterparties.

5. Related Party

        On February 9, 2001, Evergreen completed a transaction with KFx Inc. ("KFx"), a provider of technology and service solutions to the electric power generation industry, under which KFx sold to Evergreen a portion of its convertible preferred stock investment in its Pegasus Technologies, Inc. subsidiary ("Pegasus"), representing an approximate 8.8% as converted interest in Pegasus, for $1.5 million. Under the terms of the agreement, KFx was required to repurchase the interest on January 31, 2002 unless Evergreen elected to extend it to January 1, 2003. Evergreen extended the repurchase date to January 1, 2003 in consideration for the option to purchase additional convertible preferred stock in Pegasus for $1.2 million through January 1, 2003. This convertible preferred stock would be redeemable on or before January 1, 2003 for $1.6 million. In certain circumstances, Evergreen could elect to exchange this interest in Pegasus, valued at $2 million, and any subsequently acquired interest in Pegasus, for common stock of KFx at $3.65 per share, subject to certain adjustments. In addition, Evergreen was provided with a five-year warrant to purchase 1 million shares of KFx common stock at $3.65 per share, subject to certain adjustments, which includes a reduction in the warrant price to $2.25 per share upon KFx's retirement of certain outstanding debentures. At March 31, 2002, the $2 million investment was included with other current assets in the accompanying consolidated balance sheet.

        On May 1, 2002, KFx repurchased the convertible preferred stock for $2 million plus accrued interest. Evergreen elected not to exercise its option to purchase additional convertible preferred stock in Pegasus.

        The President and Chief Executive Officer of Evergreen is on the board of directors of KFx. The Chief Financial Officer of Evergreen is on the board of directors of Pegasus.

6. Supplemental Disclosures of Cash Flow Information

        Cash paid during the three months ended March 31, 2002 and 2001 for interest was approximately $952,000 and $1,022,000. During the three months ended March 31, 2002 and 2001, approximately $354,000 and $271,000 of interest was capitalized.

7. Shelf Registration Statements

        On April 23, 2002, the Company filed a shelf registration statement with the Securities and Exchange Commission (the "SEC") providing for the offering to the public from time to time of debt securities, common or preferred stock or other securities with an aggregate offering amount of up to $300 million. The Company plans to use the proceeds from possible sales of securities for general corporate purposes, which could include debt repayment, working capital, capital expenditures or acquisitions.

        On the same date, the Company also filed an acquisition shelf registration statement with the SEC providing for the offering of the Company's common stock in connection with acquisitions of other businesses and assets. The aggregate offering amount under the acquisition shelf registration statement is $50 million.

8. Notes Payable and Senior Convertible Notes

        The Company currently has a $200 million revolving credit facility with a bank group (the "Banks"). The credit facility is available through July 1, 2003. Advances pursuant to this credit facility are limited to a borrowing base, which is presently $200 million. The Company may elect to use either the LIBOR plus a margin of 1.125% to 1.50% or the prime rate plus a margin of 0% or 0.25%, with margins on both rates determined on the average outstanding borrowings under the credit facility. The borrowing base is redetermined semi-annually by the Banks based upon reserve evaluations of Evergreen's oil and gas properties. An average annual commitment fee of 0.3125% is charged quarterly for any unused portion of the credit line. The agreement is collateralized by all domestic oil and gas properties and guaranteed by substantially all of the Company's subsidiaries. The credit agreement also contains certain net worth, leverage and ratio requirements. The Company was in compliance with all loan covenants at March 31, 2002. At March 31, 2002 Evergreen had $98 million of outstanding borrowings under this credit facility, with an interest rate of 3.4%. The Company is currently in negotiations with the Banks to extend the credit facility to July 1, 2005. The extension of the credit agreement is expected in May 2002.

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

9. Recent Accounting Pronouncements

        In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." This statement applies to intangibles and goodwill acquired after June 30, 2001, as well as goodwill and intangibles previously acquired. Under this statement, goodwill, as well as other intangibles determined to have an infinite life, will no longer be amortized; however, these assets will be reviewed for impairment on a periodic basis. This statement was effective January 1, 2002. The adoption of this statement has not had a material effect on the Company's financial statements.

        In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. Management has not yet determined the impact of the adoption of this statement.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 requires that long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS No. 144 was effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, was to be applied prospectively. The adoption of this statement has not had a material effect on the Company's financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including statements regarding, among other items, (i) the Company's growth strategies, (ii) anticipated trends in the Company's business and its future results of operations, (iii) market conditions in the oil and gas industry, (iv) the ability of the Company to make and integrate acquisitions and (v) the impact of government regulation. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, many of which are beyond the Company's control. Actual results could differ materially from those implied by these forward-looking statements as a result of, among other things, a decline in natural gas production, a decline in natural gas prices, incorrect estimations of required capital expenditures, increases in the cost of drilling and completion and gas collection, an increase in the cost of production and operations, an inability to meet growth projections, or changes in general economic conditions. These and other risks and uncertainties are described in more detail in the Company's most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission. In light of these and other risks and uncertainties of which the Company may be unaware or which the Company currently deems immaterial, there can be no assurance that actual results will be as projected in the forward-looking statements.

General

        Evergreen Resources, Inc. ("Evergreen" or the "Company") is an independent energy company engaged in the operation, development, production, exploration and acquisition of unconventional natural gas properties. Evergreen is one of the leading developers of coal bed methane reserves in the United States. Its current operations are principally focused on developing and expanding its coal bed methane project located in the Raton Basin in southern Colorado. The Company also has begun coal bed methane projects in the United Kingdom and Alaska. In addition, the Company is engaged in the exploration of natural gas prospects in Northern Ireland and the Republic of Ireland, and owns additional interests in other domestic and international areas.

Operations

        As of April 30, 2002, the Company had drilled 63 wells since the beginning of the year. The Company plans to drill a total of 152 wells in the Raton Basin in 2002. Net daily sales from the Raton Basin at April 30, 2002 were approximately 103 million cubic feet per day.

        The Company has completed fracture stimulation operations on five of its six tight gas sand wells in Northern Ireland and the Republic of Ireland. Bottom hole pressure tests and production tests on all five wells are currently being performed. The Company expects to complete the testing of these wells in the third quarter of 2002.

        Drilling operations on the first of four planned gob gas wells on the Company's United Kingdom acreage have been completed. Production testing has begun on this well and should be completed in the near future. The remaining three wells are expected to be drilled in the second quarter of 2002. The Company also completed the fracture stimulation of three mine-gas interaction wells in the first quarter and is currently conducting bottom hole pressure tests.

Results of Operations—Three Months Ended March 31, 2002 compared to the Three Months Ended March 31, 2001

        The following table sets forth certain unaudited operating data of the Company for the periods presented ("Mcf" means thousand cubic feet and "MMcf" means million cubic feet):

	Three Months Ended March 31,
	2002	2001
Natural gas production (MMcf)	8,828	6,961
Average realized sales price per Mcf*	$2.29	$5.43
Cost per Mcf:
Lease operating expense	$0.42	$0.36
Transportation costs	$0.32	$0.30
Production and property taxes	$0.13	$0.24
Depreciation, depletion and amortization	$0.54	$0.51
General and administrative	$0.25	$0.21
Interest expense	$0.22	$0.36

*
Includes effects of hedging

        The Company reported net income of $2.4 million or $0.12 per diluted share for the three months ended March 31, 2002, compared to net income of $15.0 million or $0.78 per diluted share for the same period in 2001.

        Natural gas revenues were $20.2 million during the three months ended March 31, 2002 as compared to $37.8 million for the same period in the prior year. The decrease in natural gas revenues for the three-month period was due to a 58% decrease in average sales price per Mcf from $5.43 in 2001 to $2.29 in 2002. This decrease in the average sales price was partially offset by a 27% increase in total volumes. Net gas sales in the first quarter increased to 8,828 MMcf or an average of 98.1 MMcf per day, from 6,961 MMcf or an average of 77.3 MMcf per day in the first quarter of 2001.

        Evergreen had 713 net producing gas wells at March 31, 2002. As of March 31, 2001, the Company was producing natural gas from a total of 518 net wells. Evergreen drilled 49 coal bed methane wells and one water disposal well in the Raton Basin during this year's first quarter compared to 28 coal bed methane wells in the first quarter of 2001.

        Evergreen's average realized net gas price of $2.29 per Mcf in the first quarter represented a 58% decline compared to last year's first quarter average of $5.43 per Mcf. Approximately 32% of Evergreen's net production during the first quarter of 2002 was either sold under fixed-price contractual arrangements or hedged using commodity price swaps, resulting in an average hedged price of $2.27 per Mcf. During the three months ended March 31, 2002 and 2001, the Company realized a $0.05 million gain and a $0.3 million loss on hedging activities, respectively.

        Lease operating expenses for the three months ended March 31, 2002 were $3.7 million or $0.42 per Mcf compared to $2.5 million or $0.36 per Mcf for the same period in 2001. The increase of $1.2 million was primarily due to increases in salaries, well repairs and compressor maintenance and supplies related to a major compressor overhaul and the addition of 7 new compressors. These increases were partially offset by a decrease in water disposal costs and water testing.

        Transportation costs for the three months ended March 31, 2002 were $2.8 million or $0.32 per Mcf compared to $2.1 million or $0.30 per Mcf for the same period in 2001.

        Production and property taxes for the three months ended March 31, 2002 were $1.2 million or $0.13 per Mcf compared to $1.6 million or $0.24 per Mcf in the first quarter of 2001. The decrease was due to the decrease in average gas prices in 2002 as compared with 2001.

        Depreciation, depletion and amortization expense for the three months ended March 31, 2002 was $4.8 million compared to $3.5 million for the same period in 2001. On an equivalent Mcf basis, depreciation, depletion and amortization expense increased to $0.54 per Mcf in the three months ended March 31, 2002, as compared to $0.51 per Mcf in the prior year. The increase of $0.03 per Mcf was primarily due to slightly higher finding and development costs throughout 2001.

        Total general and administrative expense in the first quarter of 2002 increased to $2.2 million from $1.4 million in last year's first quarter. General and administrative expense on a per-unit of production basis increased to $0.25 per Mcf, up from $0.21 per Mcf in the first quarter of 2001. The increase in general and administrative expense of $0.8 million was due to an increase in administrative personnel, salaries, related benefits and bonus payments, an increase in rent expense due to additional office space and other increases in office expense, professional services, travel, conferences and public information.

        Interest expense in the first quarter of 2002 totaled $1.9 million or $0.22 per Mcf compared to $2.5 million or $0.36 per Mcf in the first quarter of 2001. Total long-term debt as of March 31, 2002 was $198 million versus $138.5 million as of March 31, 2001. The decline in interest expense from the first quarter of 2001 despite the increase in the average debt balance was attributable to a significant reduction in average interest rates from approximately 7.8% in the first quarter of 2001 to approximately 4.8% in the first quarter of 2002.

        The Company provided for deferred taxes for the quarter ended March 31, 2002 at a rate of 35.5% versus a 38% rate in the first quarter of 2001. The decrease in the tax rate was primarily due to state income tax credits the Company now expects to be able to utilize. The state tax credits are a result of the Company's development in the Raton Basin. The net operating loss available for carryover at March 31, 2002 was $27.2 million.

Liquidity and Capital Resources

        The Company currently has a $200 million revolving credit facility with a bank group (the "Banks"). The credit facility is available through July 1, 2003. Advances pursuant to this credit facility are limited to a borrowing base, which is presently $200 million. The Company may elect to use either the London InterBank Offered Rate ("LIBOR"), plus a margin of 1.125% to 1.50% or the prime rate plus a margin of 0% or 0.25%, with margins on both rates determined on the average outstanding borrowings under the credit facility. The borrowing base is redetermined semi-annually by the Banks based upon reserve evaluations of Evergreen's oil and gas properties. An average annual commitment fee of 0.3125% is charged quarterly for any unused portion of the credit line. The agreement is collateralized by substantially all domestic oil and gas properties and guaranteed by substantially all of the Company's subsidiaries. The credit agreement also contains certain net worth, leverage and ratio requirements. At March 31, 2002, Evergreen had $98 million of outstanding borrowings under this credit facility, with a current average interest rate of approximately 3.4%. The Company was in compliance with all loan covenants at March 31, 2002. The Company is currently in negotiations with the Banks to extend the maturity date of the credit facility an additional two years to July 2005. The extension of the credit agreement is expected in May 2002.

        As the Company continues to grow and expand, management believes that additional capital may be required to fund development of its projects. On April 23, 2002, the Company filed a shelf registration statement with the SEC providing for the offering to the public from time to time of debt securities, common or preferred stock or other securities with an aggregate offering amount of up to $300 million. The Company plans to use the proceeds from possible sales of securities for general corporate purposes, which could include debt repayment, working capital, capital expenditures or acquisitions.

        The Company also filed an acquisition shelf registration statement on April 23, 2002 with the SEC providing for the offering of the Company's common stock in connection with acquisitions of other businesses and assets. The aggregate offering amount under the acquisition shelf registration statement is $50 million.

        The Company expects to continue to utilize cash from operations as well as its available funds under its revolving credit facility to fund capital expenditures and working capital obligations during 2002. As of April 30, 2002, the Company had $90.5 million available under its line of credit. Future cash flows will be influenced, among other factors, by the market price of natural gas as well as the number of producing properties on line. To the extent that gas prices decline, the Company's revenues, cash flows and earnings would be adversely affected, which would require the Company to rely more heavily on its revolving credit facility to fund its 2002 capital budget. The Company's management believes that if gas prices were to decline to a level that would have a material adverse effect on cash flows, the Company would continue to meet its working capital obligations and its 2002 capital budget (as discussed below) through its capacity on the revolving credit facility. If natural gas prices drop significantly for an extended period of time, management may reduce the anticipated capital expenditure budget for 2002.

        The Company's 2002 capital budget is $106.1 million. Of this total, the Company plans to direct approximately $87.4 million to Evergreen's coal bed methane operations in the Raton Basin, which includes approximately $31.6 million for infrastructure and gas collection, approximately $37.7 million for the drilling and completion of 152 wells, and $18.1 million primarily for recompletions and equipment. Approximately $10 million of the 2002 capital budget is expected to be spent on the Company's coal bed methane project in the United Kingdom and tight gas sand project in Northern Ireland and the Republic of Ireland, and the remaining $8.7 million largely will be used for domestic exploration projects.

        Capital additions in the first quarter totaled $35.8 million. These additions included $10.4 million on drilling and completion activities in the Raton Basin, $3.8 million for recompletions and capitalized workovers, $12 million for the Raton Basin gas collection system, $1.0 million for domestic exploration projects and $5.6 million for international exploration projects. The balance of first quarter expenditures was primarily related to the Company's wholly-owned well service company, including the subsidiary's deposits on a second fleet of fracture stimulating and cementing units.

        Working capital decreased approximately $14 million from December 31, 2001 to March 31, 2002 primarily as a result of an increase in accounts payable and accrued capital expenditures at March 31, 2002 compared to December 31, 2001, which was directly related to the increase in drilling activity in the first quarter of 2002 as compared to the fourth quarter of 2001. In addition, the Company's derivative liability increased by approximately $7.8 million due to a decrease in the estimated fair values of the Company's commodity swap agreements and costless collar agreements.

        Cash flows provided by operating activities were $10.5 million for the three months ended March 31, 2002, as compared to $30.2 million for the same period in 2001. The decrease of $19.7 million was primarily due to a $20.4 million decrease in net income before taxes in the first quarter of 2002 as compared to the first quarter of 2001.

        Cash flows used in investing activities were $28.5 million during the three months ended March 31, 2002, versus $20.3 million in the first quarter of 2001. The increase in 2002 was primarily due to the costs associated with the drilling of 50 wells in the first quarter of 2002 compared to 29 in the first quarter of 2001.

        Cash flows provided by financing activities during the first quarter of 2002 were $17.3 million compared to cash used in financing activities of $9.7 million during the three months ended March 31, 2001. The change of $27.0 million was associated with the decline in cash flows provided by operating activities in the first quarter of 2002 as compared to the first quarter of 2001. The decline in operating cash flows resulted in the Company drawing on its revolving credit facility to fund its investment in property and equipment. During the three months ended March 31, 2001, cash flows from operating activities exceeded cash used in investing activities, resulting in the Company's ability to pay down the revolving credit facility by $11.2 million.

Recent Accounting Pronouncements

        In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." This statement applies to intangibles and goodwill acquired after June 30, 2001, as well as goodwill and intangibles previously acquired. Under this statement, goodwill, as well as other intangibles determined to have an infinite life, will no longer be amortized; however, these assets will be reviewed for impairment on a periodic basis. This statement was effective January 1, 2002. The adoption of this statement has not had a material effect on the Company's financial statements.

        In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. Management has not yet determined the impact of the adoption of this statement.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 requires that long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS No. 144 was effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, was to be applied prospectively. The adoption of this statement has not had a material effect on the Company's financial statements.

ITEM 3. QUANTATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

        Commodity Risk.    The Company's major market risk exposure is in the pricing applicable to its natural gas production. Realized pricing is primarily driven by the prevailing price for crude oil and spot prices applicable to Evergreen's United States natural gas production. Historically, prices received for gas production have been volatile and unpredictable. Pricing volatility is expected to continue.

        Evergreen's production is generally sold at prevailing market prices. However, the Company periodically enters into hedging transactions for a portion of its production when market conditions are deemed favorable in order to manage price fluctuations and achieve a more predictable cash flow. The Company may use fixed-price physical delivery contracts and derivative instruments to manage exposures to commodity prices. The Company does not enter into derivative instruments for trading purposes.

        At March 31, 2002, the Company had the following swaps and costless collars in place. ("MMBtu" means million British thermal units.)

Contract Period	Type of Instrument(s)	Volume in MMBtu/day	Weighted Average $/MMBtu
Apr 02—Jun 02	Swaps	80,000	$2.32
Jul 02—Dec 02	Costless Collars	60,000	$2.59/ 3.87	*

*
Represents weighted average floor and ceiling prices

        In addition to the derivative instruments above, the Company has the following physical delivery contracts in place at March 31, 2002.

  •
  a maximum of 4,000 MMBtu per day from April 1, 2002 through April 30, 2003 at a price of $2.40 per MMBtu plus transportation costs, and

  •
  10,000 MMBtu per day from April 1, 2002 through March 31, 2003 for the lesser of current market price or a gross price of $2.45 per MMBtu.

        During the first quarter of 2002, approximately 32% of the Company's gas was sold under fixed-price physical contracts or hedged with commodity swaps. Assuming production and the percent of gas hedged remained unchanged, a hypothetical 10% decline in prevailing market prices would reduce the Company's natural gas revenues by approximately $5.5 million on an annual basis.

        Interest Rate Risk.    At March 31, 2002, Evergreen had long-term debt outstanding of $198 million. The interest rates on the Company's revolving credit facility, under which $98 million in indebtedness was outstanding at March 31, 2002, range from LIBOR plus 1.5% to prime plus 0.25% and are variable; however, they may be fixed at Evergreen's option for periods of time between 30 to 90 days. A 10% increase in short-term interest rates on the floating-rate debt outstanding at March 31, 2002 would equal approximately 34 basis points. Such an increase in interest rates would impact Evergreen's annual interest expense by approximately $0.3 million assuming borrowed amounts under the credit facility remained at $98 million.

        The $100 million convertible notes have a fixed interest rate of 4.75%; however, up to an additional 0.40% may be paid as contingent interest if certain conditions are met. Accordingly, the Company's annual interest payment on the $100 million convertible notes will be a minimum of $4.75 million and a maximum of $5.15 million.

        Foreign Currency Risk.    Evergreen's net assets, revenue and expense accounts from its foreign operations are based on the U.S. dollar equivalent of such amounts measured in the British pound sterling or euro. Assets and liabilities of the foreign operations are translated to U.S. dollars using the applicable exchange rate as of the end of a reporting period. Revenues, expenses and cash flow are translated using the average exchange rates during the reporting period.

        Approximately $10 million of the 2002 capital budget is expected to be spent on the Company's coal bed methane project in the United Kingdom and tight gas sand project in Northern Ireland and the Republic of Ireland. Any significant change in the exchange rate for the British pound sterling and/or euro would have an impact on the cost of the foreign exploration projects.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        There are no material pending legal proceedings to which the Company or its subsidiaries is a party or to which any of their property is subject.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

        Not applicable.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

        Not applicable.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable.

ITEM 5.    OTHER INFORMATION

        Not applicable.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)
Exhibits.

  10.1
  Change in Control Agreement dated March 1, 2002 by and between Evergreen Resources, Inc. and Mark S. Sexton*

  10.2
  Change in Control Agreement dated March 1, 2002 by and between Evergreen Resources, Inc. and Dennis R. Carlton*

  10.3
  Change in Control Agreement dated March 1, 2002 by and between Evergreen Resources, Inc. and Kevin R. Collins*

*
Compensatory plan or arrangement

(b)
Reports on Form 8-K.

    None

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

EVERGREEN RESOURCES, INC.
(Registrant)
Date: May 1, 2002	By:	/s/ KEVIN R. COLLINS Kevin R. Collins Vice President–Finance, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

QuickLinks

EVERGREEN RESOURCES, INC. INDEX
PART I. FINANCIAL INFORMATION
EVERGREEN RESOURCES, INC. CONSOLIDATED BALANCE SHEETS (Unaudited)
EVERGREEN RESOURCES, INC. CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
EVERGREEN RESOURCES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
EVERGREEN RESOURCES, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (Unaudited)
EVERGREEN RESOURCES, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS As of March 31, 2002 (Unaudited)
PART II. OTHER INFORMATION
SIGNATURES