Form 10-Q
period 2002-09-30
EVERGREEN RESOURCES INC
filed 2002-11-12
CIK 353943

Use these links to rapidly review the document
EVERGREEN RESOURCES, INC. INDEX

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2002.
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

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes     ☐ No

        As of October 31, 2002, 18,990,551 shares of the Registrant's Common Stock, no par value, were outstanding.

EVERGREEN RESOURCES, INC.

INDEX

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EVERGREEN RESOURCES, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2002	December 31, 2001
	(unaudited)
	(in thousands)
ASSETS
Current:
Cash and cash equivalents	$782	$3,024
Accounts receivable	13,865	10,119
Other current assets (Note 4)	2,468	1,455

Total current assets	17,115	14,598

Property and equipment, at cost, based on full-cost accounting for oil and gas properties (Note 2)	650,776	584,150
Less accumulated depreciation, depletion and amortization	69,094	51,561

Net property and equipment	581,682	532,589
Other assets (Note 4)	7,865	8,838

	$606,662	$556,025

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$12,694	$7,355
Amounts payable to oil and gas property owners	4,150	4,080
Accrued expenses and other (Note 4)	12,827	9,956

Total current liabilities	29,671	21,391
Note payable (Note 7)	133,000	81,000
Senior convertible notes (Note 7)	100,000	100,000
Deferred income tax liabilities	28,937	34,702
Production taxes payable and other	2,480	3,287

Total liabilities	294,088	240,380

Minority interest in subsidiary	693	705
Stockholders' equity:
Preferred stock, $1.00 par value; shares authorized, 24,900; none outstanding	—	—
Common stock, $0.01 stated value; shares authorized, 50,000; shares issued and outstanding 18,990 and 18,847	190	188
Additional paid-in capital	259,662	256,978
Retained earnings	49,473	58,795
Accumulated other comprehensive income (loss)	2,556	(1,021)

Total stockholders' equity	311,881	314,940

	$606,662	$556,025

See accompanying notes to consolidated financial statements.

EVERGREEN RESOURCES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,
	2002	2001
	(in thousands, except per share data)
Revenues:
Natural gas revenues	$29,465	$25,314
Interest and other	225	321

Total revenues	29,690	25,635

Expenses:
Lease operating expense	4,318	3,373
Transportation costs	3,135	2,344
Production and property taxes	1,294	1,031
Depreciation, depletion and amortization	5,470	4,096
General and administrative expense	2,113	1,730
Interest expense	2,153	1,987
Other expense (income)	286	(5)
Impairment of international properties (Note 2)	34,170	—

Total expenses	52,939	14,556

(Loss) income before income taxes	(23,249)	11,079
Income tax (benefit) provision—deferred	(8,253)	3,933

Net (loss) income	$(14,996)	$7,146

Basic (loss) income per common share (Note 3)	$(0.79)	$0.38

Diluted (loss) income per common share (Note 3)	$(0.79)	$0.37

See accompanying notes to consolidated financial statements.

EVERGREEN RESOURCES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Nine Months Ended September 30,
	2002	2001
	(in thousands, except per share data)
Revenues:
Natural gas revenues	$72,974	$95,688
Interest and other	458	667

Total revenues	73,432	96,355

Expenses:
Lease operating expense	11,955	8,651
Transportation costs	9,026	6,674
Production and property taxes	3,927	3,856
Depreciation, depletion and amortization	15,470	11,549
General and administrative expense	6,724	5,283
Interest expense	6,105	6,494
Other expense	508	627
Impairment of international properties (Note 2)	34,170	—

Total expenses	87,885	43,134

(Loss) income before income taxes	(14,453)	53,221
Income tax (benefit) provision — deferred	(5,131)	19,947

Net (loss) income	$(9,322)	$33,274

Basic (loss) income per common share (Note 3)	$(0.49)	$1.80

Diluted (loss) income per common share (Note 3)	$(0.49)	$1.72

See accompanying notes to consolidated financial statements.

EVERGREEN RESOURCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2002	2001
	(in thousands)
Operating activities:
Net (loss) income	$(9,322)	$33,274
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Depreciation, depletion and amortization	15,470	11,549
Impairment of international properties (Note 2)	34,170	—
Deferred income taxes	(5,131)	19,947
Unrealized commodity hedging loss	596	—
Unamortized commodity swap proceeds	—	5,308
Non-cash compensation and other	751	339
Changes in operating assets and liabilities:
Accounts receivable	(3,431)	5,389
Other current assets	(511)	(758)
Accounts payable	324	2,587
Accrued expenses and other	627	5,084

Net cash provided by operating activities	33,543	82,719

Investing activities:
Investment in property and equipment	(90,308)	(101,725)
Proceeds from sale (purchase) of investment in affiliated company (Note 5)	2,000	(1,515)
Repurchase of common stock	—	(354)
Increase in other assets	(120)	(350)

Net cash used by investing activities	(88,428)	(103,944)

Financing activities:
Net proceeds from note payable	52,000	21,252
Proceeds from sale of common stock, net	1,306	473
Debt issue costs	(727)	(33)
Cash held from operating oil and gas properties	71	531

Net cash provided by financing activities	52,650	22,223

Effect of exchange rate changes on cash	(7)	(24)

(Decrease) increase in cash and cash equivalents	(2,242)	974
Cash and cash equivalents, beginning of the period	3,024	4,034

Cash and cash equivalents, end of the period	$782	$5,008

See accompanying notes to consolidated financial statements.

EVERGREEN RESOURCES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(in thousands)
Net (loss) income	$(14,996)	$7,146	$(9,322)	$33,274

Cumulative effect of change in accounting principle, net of tax of $273 for the nine months ended September 30, 2001	—	—	—	(446)

Derivative instruments:
Change in fair value	115	(264)	(5,009)	14,251
Reclassification adjustment for losses (gains) included in net (loss) income	(77)	(5,533)	6,146	(8,499)

Derivative instruments, before tax	38	(5,797)	1,137	5,752
Related income tax effect	(14)	2,203	(404)	(2,185)

Derivative instruments, net of tax	24	(3,594)	733	3,567

Available for sale securities:
Change in fair value	(410)	(1,061)	(389)	467
Related income tax effect	145	403	138	(177)

Available for sale securities, net of tax	(265)	(658)	(251)	290

Foreign currency translation adjustments	661	1,025	3,095	(204)

Comprehensive (loss) income	$(14,576)	$3,919	$(5,745)	$36,481

See accompanying notes to consolidated financial statements.

EVERGREEN RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2002

(Unaudited)

1. Basis of Presentation

        Evergreen Resources, Inc. ("Evergreen" or the "Company") is an independent energy company engaged in the operation, development, production, exploration and acquisition of unconventional natural gas properties. Evergreen is one of the leading developers of coal bed methane reserves in the United States. Its current operations are principally focused on developing and expanding its coal bed methane project located in the Raton Basin in southern Colorado. The Company also has begun operations and started drilling coal bed methane wells in Alaska.

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

        The Company has a 40% ownership in Argos Evergreen Limited, a Falkland Islands company which owns offshore drilling rights in the North Falklands basin. This investment is accounted for by the equity method of accounting. The Company has no interests in any other unconsolidated entities, nor does it have any off-balance sheet financing arrangements (other than operating leases) or any unconsolidated special purpose entities.

        The accompanying financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 2001. In the opinion of management, the accompanying unaudited financial statements include all adjustments, consisting only of normal recurring items, necessary to present fairly the Company's financial position as of September 30, 2002 and 2001 and the results of its operations and statements of comprehensive income for the three and nine months then ended and the cash flows for the nine months then ended. Certain reclassifications have been made to prior periods to conform to the classifications used in the current period. The results of operations for interim periods are not necessarily indicative of results to be expected for a full year.

2. Oil and Gas Properties

        Property and equipment includes the following:

	September 30, 2002	December 31, 2001
	(in thousands)
Oil and gas properties (full-cost accounting):
Proven oil and gas properties	$420,329	$376,092
Unproven properties not subject to amortization (net of impairment of $34,170 and $0)	37,627	56,480
Accumulated depletion	(50,026)	(38,353)

Net oil and gas properties	407,930	394,219

Gas collection system	149,409	121,100
Construction in progress	7,529	3,674
Support equipment	35,882	26,804
Accumulated depreciation and amortization	(19,068)	(13,208)

Net other property and equipment	173,752	138,370

Property and equipment, net of accumulated depreciation, depletion and amortization	$581,682	$532,589

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

        Depletion of proven oil and gas properties is computed on the units-of-production method based upon estimates of proven reserves with oil and gas being converted to a common unit of measure based on the relative energy content. Unproven oil and gas properties, including any related capitalized interest expense, are not amortized, but are assessed for impairment either individually or on an aggregated basis.

        The costs of certain unproven leasehold acreage, wells drilled and international concession rights are not being amortized. Costs not being amortized are periodically assessed for possible impairments or reductions in value. If a reduction in value has occurred, costs being amortized are increased or a charge is made against earnings for those international operations where a reserve base is not yet established.

        In September 2002, the Company recorded impairment to certain unevaluated international oil and gas properties of approximately $34.2 million. Of this amount, approximately $15.9 was related to the coal bed methane project in the United Kingdom, $13.6 million was related to wells drilled in Northern Ireland and the Republic of Ireland and $4.7 million was related to undeveloped acreage held in the Falkland Islands and Chile. The Company will maintain licenses on existing international leaseholdings, well sites and areas where work commitments have been completed.

        Gas collection and support equipment are stated at cost. Depreciation and amortization for the Raton Basin gas collection system, with the exception of the gas compressor facilities, is computed on the units-of-production method based on total reserves of the field. Gas compressor facilities and other support equipment are depreciated using the straight-line method over the estimated useful lives of the assets of 3 to 30 years.

3. Earnings (loss) per Share

        The following table sets forth the computation of basic and diluted earnings (loss) per common share. Stock options and warrants were not included in the calculation of diluted loss per share for the three and nine months ending September 30, 2002 as their inclusion would have an antidilutive effect.

	Three Months Ended September 30,
	2002			2001
	(Loss)	Weighted Shares	Per- Share Amt.	Income	Weighted Shares	Per- Share Amt.
	(in thousands, except per share data)
Basic (loss) income per common share:
Net (loss) income	$(14,996)	18,980	$(0.79)	$7,146	18,562	$0.38

Diluted (loss) income per common share:
Net (loss) income	(14,996)	18,980		$7,146	18,562
Stock options and warrants	—	—		—	883

	$(14,996)	18,980	$(0.79)	$7,146	19,445	$0.37

	Nine Months Ended September 30,
	2002			2001
	(Loss)	Weighted Shares	Per- Share Amt.	Income	Weighted Shares	Per- Share Amt.
	(in thousands, except per share data)
Basic (loss) income per common share:
Net (loss) income	$(9,322)	18,936	$(0.49)	$33,274	18,459	$1.80

Diluted (loss) income per common share:
Net (loss) income	$(9,322)	18,936		$33,274	18,459
Stock options and warrants	—	—		—	936

	$(9,322)	18,936	$(0.49)	$33,274	19,395	$1.72

4. Derivatives and Hedging Activities

        The Company may use derivative instruments to manage exposures to commodity prices, foreign currency and interest rate risks. The Company's objectives for holding derivatives are to achieve a consistent level of cash flow to support its capital budgeting and expenditure plans and to maximize internal rates of return for capital projects including property acquisition investments.

        The Company periodically enters into fixed-price physical delivery contracts and commodity derivative contracts to manage price risk with regard to a portion of its natural gas production. At September 30, 2002, the Company had entered into the following natural gas swap and costless collar contracts by contract period. ("MMBtu" means million British thermal units.) The contracts are based on regional price indexes where the Company physically delivers its natural gas.

Contract Period	Type of Instrument(s)	Volume in MMBtu/day	Weighted Average $/MMBtu	Unrealized Gains (Losses) at September 30, 2002
				(in thousands
Oct 02—Dec 02	Costless Collars	60,000	$2.59/3.87*	$(1,557)
Jan 03—Dec 03	Costless Collar	20,000	$3.35/5.16*	536
Jan 04—Dec 04	Costless Collar	20,000	$3.30/5.05*	958
Jan 04—Dec 04	Swap	10,000	$3.86*	400

				$337

*
Represents average floor and ceiling prices

        As of September 30, 2002, the Company had recorded net unrealized gains of $337,000 which represented the estimated aggregate fair values of the Company's open derivative contracts as of that date. These gains are presented on the Consolidated Balance Sheet as a current asset of $467,000, a non-current asset of $1,427,000 and a current liability of $1,557,000. The fair values of the costless collar contracts were calculated using the Black-Scholes option-pricing model which factors in such variables as the term of the derivative contracts, the volatility of the gas market and the current risk free rates of return on similar-termed investments. The value of the natural gas swap was determined using expected discounted future cash flow. Based on the calculated fair values at September 30, 2002, the Company expects to reclassify net losses of $494,000 into earnings related to the derivative contracts during the next twelve months. Actual gains or losses recognized may be materially different than what was estimated at September 30, 2002 and will depend solely on the regional price indexes of the commodities on the specified settlement dates provided by the derivative contracts.

        The Company's commodity derivative contracts are generally designated as cash flow hedges. To qualify as a cash flow hedge, these derivative contracts must be designated as cash flow hedges and changes in their fair value must correlate with changes in the price of anticipated future production such that the Company's exposure to the effects of commodity price changes is reduced. When cash flow hedge accounting is applied, the effective portion of changes in the fair values of the derivative instrument are recorded in other comprehensive income. In July 2002, to take advantage of a spike in natural gas prices, the Company sold a portion of its physical production at a different date than as designated in the costless collar agreements. As a result, the Company discontinued the use of cash flow hedge accounting on the 60,000 MMBtu of costless collars which required the Company to record a non-cash unrealized loss of $596,000 in the third quarter of 2002. This unrealized loss will be recorded as an unrealized gain in the fourth quarter of 2002.

        For the nine months ended September 30, 2002, the Company recognized $6,604,000 of net losses (including the $596,000 non cash loss discussed above) related to its natural gas hedging activities. Hedging gains equal to $5,612,000 and $8,587,000 were recognized during the three and nine months ended September 30, 2001 on the natural gas swaps the Company had in place in 2001. These gains and losses are included in natural gas revenues in the Consolidated Statements of Operations for each period presented.

        In April 2001, the Company entered into an interest rate swap designated as a cash flow hedge to manage fluctuations in cash flows resulting from interest rate risk. The interest rate swap had a notional amount of $25 million at a London InterBank Offered ("LIBO") rate of 4.4% and was effective April 23, 2001 through April 23, 2002. The Company recognized a loss $215,000 on the contract through April 23, 2002 and recognized a loss of $79,000 and $88,000 during the three and nine months ended September 30, 2001. These losses are included in interest expense in the Consolidated Statements of Operations for each period presented.

        The Company is exposed to credit risk in the event of nonperformance by the counterparties in the derivative contracts discussed above; however, the Company does not anticipate nonperformance by the counterparties.

5. Related Party Transaction

        On February 9, 2001, Evergreen completed a transaction with KFx Inc. ("KFx"), a provider of technology and service solutions to the electric power generation industry, under which KFx sold to Evergreen a portion of its convertible preferred stock investment in its subsidiary, Pegasus Technologies, Inc. ("Pegasus"), representing an approximate 8.8% as converted interest in Pegasus, for $1.5 million. Under the terms of the agreement, KFx was required to repurchase the interest on January 31, 2002 unless Evergreen elected to extend it to January 1, 2003. Evergreen extended the repurchase date to January 1, 2003 in consideration for the option to purchase additional convertible preferred stock in Pegasus for $1.2 million through January 1, 2003. On May 1, 2002, KFx repurchased the convertible preferred stock from the Company for $2.0 million plus accrued interest.

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

6. Supplemental Disclosures of Cash Flow Information

        Cash paid during the nine months ended September 30, 2002 and 2001 for interest was approximately $4.9 million and $6.0 million. During the nine months ended September 30, 2002 and 2001, approximately $1.1 million and $0.8 million of interest was capitalized.

7. Notes Payable and Senior Convertible Notes

        The Company currently has a $200 million revolving credit facility with a bank group (the "Banks"). The credit facility is available through July 1, 2005. Advances pursuant to this credit facility are limited to a borrowing base, which is presently $200 million. The Company may elect to use either the LIBO rate, plus a margin of 1.125% to 1.50%, or the prime rate plus a margin of 0% or 0.25%, with margins on both rates determined on the average outstanding borrowings under the credit facility. The borrowing base is redetermined semi-annually by the Banks based upon reserve evaluations of Evergreen's oil and gas properties. An unused facility fee equal to 0.375% is charged quarterly for any unused portion of the credit line. The agreement is collateralized by all of the Company's domestic oil and gas properties and guaranteed by substantially all of the Company's subsidiaries. The credit agreement also contains certain net worth, leverage and ratio requirements. At September 30, 2002, Evergreen had $133 million of outstanding borrowings under this credit facility, with an average interest rate of 3.3%. The Company was in compliance with all loan covenants for all periods presented.

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

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB No. 4, 44 and 64, Amendment of FASB No. 13, and Technical Corrections." SFAS No. 145 rescinds FASB No. 4 "Reporting Gains and Losses from Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." This statement also rescinds SFAS No. 44 "Accounting for Intangible Assets of Motor Carriers" and amends SFAS No. 13, "Accounting for Leases." This statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. This statement is effective for fiscal years beginning after May 15, 2002. The Company does not expect the adoption of this statement to have a material effect on its financial statements.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company does not expect the adoption of this statement to have a material effect on its financial statements.

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

General

        Evergreen Resources, Inc. ("Evergreen" or the "Company") is an independent energy company engaged in the operation, development, production, exploration and acquisition of unconventional natural gas properties. Evergreen is one of the leading developers of coal bed methane reserves in the United States. Its current operations are principally focused on developing and expanding its coal bed methane project located in the Raton Basin in southern Colorado. The Company also has begun operations and started drilling coal bed methane wells in Alaska.

Developments

Domestic Operations

Raton Basin

        Evergreen drilled a total of 143 gas wells in the Raton Basin from the beginning of the year through September 30, 2002. During October 2002, the Company drilled an additional eight gas wells and two water disposal wells, bringing the year-to-date total to 151 gas wells as of October 31, 2002. Evergreen originally planned to drill a total of 152 wells in 2002; however, Evergreen increased its 2002 drilling program to as many as 162 wells due in part to the results of production testing and gas shows encountered during drilling operations on the Company's five deeper test wells drilled in the Raton Basin during 2001. The additional wells will be targeted to deeper unconventional gas formations, which include upper and middle Cretaceous-age targets, and will be drilled in the fourth quarter of 2002 and early 2003. The total depth of the deeper wells will be approximately 4,000 feet to 7,000 feet. In addition, several wells will be drilled to develop the Raton Sandstone potential. Daily net sales from the Raton Basin for the month of October 2002 were approximately 113 MMcf of gas.

Alaska

        In 2001, the Company acquired a 100% working interest in approximately 64,000 gross acres of prospective coal bed methane properties in Alaska. The acreage is located in the Cook Inlet-Susitna Basin approximately 30 miles north of Anchorage. The Company has begun operations in the Pioneer Unit in the third quarter of 2002. Continuous drilling began on October 28, 2002. Evergreen plans to drill a total of eight wells. The wells will be drilled in two pilot areas in groups of four wells each. Completion and production testing operations are expected to follow in the fourth quarter of 2002, weather permitting. The completion and production testing will be completed in the spring of 2003 if weather conditions are not favorable in 2002.

International Operations

Impairment of International Properties

        In September 2002, the Company impaired approximately $34.2 million of certain international oil and gas properties. Of this amount, approximately $15.9 was related to the coal bed methane project in the United Kingdom, $13.6 million was related to wells drilled in Northern Ireland and the Republic of Ireland and $4.7 million was related to undeveloped acreage held in the Falkland Islands and Chile. The Company will maintain licenses on most of its existing well sites, areas where work commitments have been completed and other potential prospects.

United Kingdom

        As a result of production testing and other analysis completed on a number of wells in the United Kingdom, the Company recorded an impairment equal to $15.9 million against the carrying value of United Kingdom properties. The Company has two coal mine methane (gob gas) wells that are capable of commercial production, with estimated daily rates in the range of 500 thousand cubic feet (Mcf) to 750 Mcf of gas per well. The conventional cased, perforated and hydraulically fracture stimulated coal bed methane wells and mine gas interaction wells have had mixed results. These wells have gas production potential but at rates that would not generate the required returns to the Company or in a timeframe that would have a meaningful positive impact on the Company's financial position. Evergreen is actively pursuing a spin out of the assets or a merger of these assets with another entity. The Company will maintain licenses on most of its existing well sites and also on other potential prospects with an estimated asset value of approximately $15 million to $16 million at September 30, 2002.

Ireland

        In the third quarter, Evergreen completed its evaluation of the five wells drilled in Northern Ireland and the Republic of Ireland and determined that estimated gas production from the Dowra sandstone was not at a level that would provide an adequate return to the Company. Additional drilling and completion techniques could potentially enhance production. However, the Company elected to take an impairment against the carrying value of approximately $13.6 million. The Company will maintain licenses in areas where it has completed work commitments.

Other

        Evergreen is maintaining its interests and licenses in the Falkland Islands and in Chile but was unable to determine when these projects may be drilled or monetized as of September 30, 2002. As a result, an impairment of $4.7 million was taken against the carrying value of these assets.

Results of Operations—Three and Nine Months Ended September 30, 2002 Compared to the Three and Nine Months Ended September 30, 2001

        The following table sets forth certain operating data of the Company for the periods presented ("Mcf" means thousand cubic feet, "MMcf" means million cubic feet and "Bcf" means billion cubic feet):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Natural gas production (Bcf)	10.192	7.892	28.518	22.117
Average realized sales price per Mcf*	$2.89	$3.21	$2.56	$4.33
Cost per Mcf:
Lease operating expenses	$0.42	$0.43	$0.42	$0.39
Transportation costs	$0.31	$0.30	$0.32	$0.30
Production and property taxes	$0.13	$0.13	$0.14	$0.17
Depreciation, depletion and amortization	$0.54	$0.52	$0.54	$0.52
General and administrative	$0.21	$0.22	$0.24	$0.24
Interest expense	$0.21	$0.25	$0.21	$0.29

*
Includes the effects of hedging

        The Company recorded a net loss of $15.0 million or $0.79 per diluted share for the three months ended September 30, 2002, compared to net income of $7.1 million or $0.37 per diluted share for the same period in 2001. For the nine months ended September 30, 2002, the Company recorded a net loss of $9.3 million or $0.49 per diluted share compared to net income of $33.3 million or $1.72 per diluted share in 2001. The decrease in net income during the three and nine months ended September 30, 2002, as compared to the prior year periods, was due primarily to an impairment charge of $34.2 million related to the Company's international properties.

        Natural gas revenues increased to $29.5 million during the three months ended September 30, 2002, from $25.3 million for the same period in the prior year. This increase was due to a 29% increase in production which was partially offset by a 10% decline in average realized natural gas prices from $3.21 per Mcf during the third quarter of 2001 to $2.89 per Mcf in the third quarter of 2002. During the nine months ended September 30, 2002, natural gas revenues decreased to $73.0 million from $95.7 million for the same period in the prior year. This decrease was due to a 41% decrease in average realized natural gas prices to $2.56 per Mcf in 2002 from $4.33 per Mcf in 2001. The decrease in average realized natural gas prices during the nine months ended September 30, 2002 was partially offset by a 29% increase in production compared to the same period in the prior year.

        Net gas production for the three and nine months ended September 30, 2002 increased to 10.2 Bcf and 28.5 Bcf or an average of 110.8 and 104.5 MMcf per day, from 7.9 Bcf and 22.1 Bcf or an average of 85.8 MMcf and 81.0 MMcf per day for the comparable periods in 2001.

        Approximately 11% of Evergreen's net production during the third quarter of 2002 was sold under fixed-price contractual arrangements resulting in an average hedged price of $2.38 per Mcf. An additional 54% of the Company's production was hedged in the third quarter of 2002 using costless collar contracts with a weighted average floor and ceiling of $2.59 and $3.87. The Company recorded a non-cash unrealized loss of $0.6 million in the third quarter of 2002 and a $6.6 million net loss (including the $0.6 million unrealized loss) related to its natural gas hedging activities during the nine months ended September 30, 2002. Hedging gains equal to $5.6 million and $8.6 million were recognized during the three and nine months ended September 30, 2001 on the natural gas swaps the Company had in place in 2001.

        Evergreen had 802 net producing gas wells at September 30, 2002 compared to 646 at September 30, 2001. Evergreen drilled 143 coal bed methane wells and one water disposal well in the Raton Basin during the first nine months of this year compared to 132 coal bed methane wells in the first nine months of 2001.

        Lease operating expenses for the three months ended September 30, 2002 were $4.3 million or $0.42 per Mcf compared to $3.4 million or $0.43 per Mcf for the same period in 2001. During the nine months ended September 30, 2002, lease operating expenses were $12.0 million or $0.42 per Mcf as compared to $8.7 million or $0.39 per Mcf for the same period in the prior year. The increases of $0.9 million and $3.3 million for the three and nine months ended September 30, 2002 from 2001 were primarily due to increases in personnel, well repairs, and compressor maintenance for 28 compressors (including three major overhauls). These increases were partially offset by decreases in water disposal costs and contract labor.

        Transportation costs were $3.1 million or $0.31 per Mcf for the three months ended September 30, 2002 compared to $2.3 million or $0.30 per Mcf for the three months ended September 30, 2001. For the nine months ended September 30, 2002 transportation costs were $9.0 million or $0.32 per Mcf compared to $6.7 million or $0.30 per Mcf for the nine months ended September 30, 2001.

        Production and property taxes for the three and nine months ended September 30, 2002 were $1.3 million and $3.9 million compared to $1.0 million and $3.9 million during the three and nine months ended September 30, 2001. Production and property taxes as a percentage of natural gas revenues for the three and nine months ended September 30, 2002 were 4.4% and 5.4% compared to 4.1% and 4.0% during the three and nine months ended September 30, 2001. Production taxes as a percentage of sales were lower than the Company's statutory production and property tax rate of 5.5% to 6.0% of sales during each period in 2002 primarily due to severance tax credits the Company expects to receive. Production and property taxes were lower as a percentage of sales during each period in 2001 due to the hedging gains recognized in 2001.

        Depreciation, depletion and amortization expense for the three months ended September 30, 2002 was $5.5 million compared to $4.1 million for the same period in 2001. On an equivalent Mcf basis, depreciation, depletion and amortization expense was $0.54 per Mcf for the three months ended September 30, 2002 as compared to $0.52 per Mcf for the same period in the prior year. During the nine months ended September 30, 2002, depreciation, depletion and amortization expense was $15.5 million or $0.54 per Mcf as compared to $11.5 million or $0.52 per Mcf for the same period in the prior year.

        In September 2002, the Company recorded an impairment of approximately $34.2 million of certain international oil and gas properties. Of this amount, approximately $15.9 was related to the coal bed methane project in the United Kingdom, $13.6 million was related to wells drilled in Northern Ireland and the Republic of Ireland and $4.7 million was related to undeveloped acreage held in the Falkland Islands and Chile. The Company will maintain licenses on certain of its existing international leaseholdings, well sites and areas where work commitments have been completed.

        General and administrative expenses were $2.1 million during the three months ended September 30, 2002, as compared to $1.7 million during the same period in 2001. For the nine months ended September 30, 2002, general and administrative expenses were $6.7 million as compared to $5.3 million for the same period in the prior year. The increase over 2001 was due to an increase in general and administrative personnel, salaries, related benefits, an increase in rent expense due to additional office space leased in April 2001 and various other professional services and travel items. General and administrative expense on a per-unit of production basis was $0.21 and $0.24 per Mcf for the three and nine months ended September 30, 2002, compared to $0.22 and $0.24 per Mcf in the same periods in 2001.

        Interest expense was $2.2 million and $2.0 million for the three months ended September 30, 2002 and 2001. During the nine months ended September 30, 2002, interest expense was $6.1 million compared to $6.5 million in the nine months of the prior year. Although average debt balances were higher in each period of 2002 compared to 2001, interest expense remained relatively consistent due to a reduction in average interest rates from approximately 6.6% during the first nine months of 2001 to 4.5% during the first nine months of 2002.

        The Company provided for a deferred tax benefit for the three and nine months ended September 30, 2002 at an effective rate of 35.5%. The Company expects to receive a reduction in future taxes as a result of the impairment of the international assets.

        For the first six months of 2001, the Company provided for deferred income taxes at an effective rate of 38% and reduced the percentage to 35.5% in the third of quarter of 2001 primarily due to Colorado income tax credits the Company expects to be able to utilize. The tax credits resulted from the Company's development activities in the Raton Basin.

Liquidity and Capital Resources

        The Company currently has a $200 million revolving credit facility with a bank group (the "Banks"). The credit facility is available through July 1, 2005. Advances pursuant to this credit facility are limited to a borrowing base, which is presently $200 million. The Company may elect to use either the LIBO rate plus a margin of 1.125% to 1.50% or the prime rate plus a margin of 0% to 0.25%, with margins on both rates determined on the average outstanding borrowings under the credit facility. The borrowing base is redetermined semi-annually by the Banks based upon reserve evaluations of Evergreen's oil and gas properties. An average annual commitment fee of 0.375% is charged quarterly for any unused portion of the credit line. The agreement is collateralized by substantially all domestic oil and gas properties and guaranteed by substantially all of the Company's subsidiaries. The credit agreement also contains certain net worth, leverage and ratio requirements. At September 30, 2002, Evergreen had $133 million of outstanding borrowings under this credit facility, with a current average interest rate of approximately 3.3%. The Company was in compliance with all loan covenants for all periods presented.

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

Capital Requirements

        The Company expects to continue to utilize cash from operations as well as its available funds under its revolving credit facility to fund capital expenditures and working capital obligations during 2002. As of October 31, 2002, the Company had $56 million available under its revolving credit facility. Future cash flows will be influenced, among other factors, by the market price of natural gas as well as the number of producing properties on line. To the extent that gas prices decline, the Company's revenues, cash flows and earnings would be adversely affected, which may require the Company to rely more heavily on its revolving credit facility to fund its future capital projects.

        The Company's original 2002 capital budget was $106.1 million. However, due to the increased drilling activity and other expenditures, total capital costs are now estimated to be approximately $113 million. The Company expects the remaining portion of its 2002 capital budget to be spent primarily on drilling and completion activities in the Raton Basin and Alaska.

        Capital additions in the first nine months of 2002 totaled $98.0 million. These additions included $35.7 million on drilling and completion activities in the Raton Basin, $9.6 million primarily for recompletions, $31.0 million for the Raton Basin gas collection system, $2.0 million for domestic exploration projects and $11.8 million for international exploration projects. The remaining amount of $7.9 million was primarily related to the Company's wholly-owned well service company, including the subsidiary's purchase of a second fleet of fracture stimulating and cementing units.

Cash Flows

        Net cash provided by operating activities was $33.5 million for the nine months ended September 30, 2002, as compared to $82.7 million for the same period in 2001. The decrease of $49.2 million was primarily due to a $33.5 million decrease in net income before taxes and before the impairment of international properties in the first nine months of 2002 as compared to the first nine months of 2001. This $33.5 million decrease was primarily due to the reduction of realized gas prices in 2002 as compared to 2001. The remaining difference in net cash provided by operating activities was primarily attributable to the $15.3 million fluctuation in the changes in operating assets and liabilities.

        Net cash used in investing activities was $88.4 million during the nine months ended September 30, 2002, versus $103.9 million in the first nine months of 2001. The decrease in 2002 was primarily due to an approximate $20.0 million cash acquisition of additional ownership interests in producing coal bed methane properties and gas collection facilities in the Raton Basin during 2001.

        Net cash provided by financing activities during the nine months ended September 30, 2002 was $52.7 million compared to $22.2 million in the first nine months of 2001. The increase of $30.5 million was primarily attributable to the decrease in net cash provided by operating activities of $49.2 million offset by the decrease in net cash used in investing activities of $15.5 million. The reduction in net cash provided by operating activities resulted in the Company having to use proceeds from its revolving credit facility to fund its investment in property and equipment.

Derivatives and Hedging

        The Company may use derivative instruments to manage exposures to commodity prices, foreign currency and interest rate risks. The Company's objectives for holding derivatives are to achieve a consistent level of cash flow to support its capital budgeting and expenditure plans and to maximize internal rates of return for capital projects including property acquisition investments. The Company does not enter into derivative instruments for trading purposes.

        At September 30, 2002, the Company had the following open derivative contracts in place: ("MMBtu" means million British thermal units.)

Contract Period	Type of Instrument(s)	Volume in MMBtu/day	Weighted Average $/MMBtu	Unrealized Gains (Losses) at September 30, 2002
				(in thousands
Oct 02—Dec 02	Costless Collars	60,000	$2.59/3.87*	$(1,557)
Jan 03—Dec 03	Costless Collar	20,000	$3.35/5.16*	536
Jan 04—Dec 04	Costless Collar	20,000	$3.30/5.05*	958
Jan 04—Dec 04	Swap	10,000	$3.86*	400

				$337

*
Represents average floor and ceiling prices

        As of September 30, 2002, the Company had recorded net unrealized gains of $337,000 which represented the estimated aggregate fair values of the Company's open derivative contracts as of that date. The fair values of the costless collar contracts were calculated using the Black-Scholes option-pricing model which factors in such variables as the term of the derivative contracts, the volatility of the gas market and the current risk free rates of return on similar-termed investments. The value of the natural gas swap was determined using expected discounted future cash flow. Based on the calculated fair values at September 30, 2002, the Company expects to reclassify net losses of $494,000 into earnings related to the derivative contracts during the next twelve months. Actual gains or losses recognized may be materially different than what was estimated at September 30, 2002 and will depend solely on the regional price indexes of the commodities on the specified settlement dates provided by the derivative contracts.

        The following table provides a reconciliation of the fair value of the Company's open derivative commodity contracts at December 31, 2001 to the fair value at September 30, 2002:

Fair Value of Commodity Contracts
(in thousands)
Fair value of contracts as of December 31, 2001	$—
Net changes in contract fair value	(6,267)
Net contract losses recognized:
Realized	6,008
Unrealized	596

Fair value of contracts as of September 30, 2002	$337

        In addition to the derivative contracts discussed above, the Company had the following physical delivery contracts in place at September 30, 2002.

  •
  30,000 MMBtu per day from October 1, 2002 through December 31, 2002 at an average price of $3.49 per MMBtu,

  •
  10,000 MMBtu per day from October 1, 2002 through March 31, 2003 for the lesser of current market price or a gross price of $2.45 per MMBtu, and

  •
  a maximum of 4,000 MMBtu per day from October 1, 2002 through April 30, 2003 at an average price of $2.46 per MMBtu plus transportation costs.

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

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB No. 4, 44 and 64, Amendment of FASB No. 13, and Technical Corrections." SFAS No. 145 rescinds FASB No. 4 "Reporting Gains and Losses from Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." This Statement also rescinds SFAS No. 44 "Accounting for Intangible Assets of Motor Carriers" and amends SFAS No. 13, "Accounting for Leases." This statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. This statement is effective for fiscal years beginning after May 15, 2002. The Company does not expect the adoption of this statement to have a material effect on its financial statements.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company does not expect the adoption of this statement to have a material effect on its financial statements.

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

        Assuming production, the percent of gas hedged and the average market price of the unhedged gas sold remained unchanged, a hypothetical 10% decline in the average market price the Company realized during the first nine months of 2002 on unhedged production would reduce the Company's natural gas revenues by approximately $5.4 million on an annual basis.

        Interest Rate Risk.    At September 30, 2002, Evergreen had long-term debt outstanding of $233 million. The interest rates on the Company's revolving credit facility, under which $133 million in indebtedness was outstanding at September 30, 2002, range from LIBO rate plus 1.375% to prime and are variable; however, they may be fixed at Evergreen's option for periods of time between 30 to 90 days. A 10% increase in short-term interest rates on the floating-rate debt outstanding at September 30, 2002 would equal approximately 33 basis points. Such an increase in interest rates would impact Evergreen's annual interest expense by approximately $0.4 million assuming borrowed amounts under the credit facility remained at $133 million.

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

        The Company expects to spend only nominal amounts of its future capital budget on its coal bed methane project in the United Kingdom so any significant change in the exchange rate for the British pound sterling would not have a material impact on the cost of the foreign exploration projects

ITEM 4. CONTROLS AND PROCEDURES

        Within 90 days prior to the date of this report, Evergreen management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures enable the Company to record, process, summarize and report in a timely manner the information that the Company is required to disclose in its Exchange Act reports. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

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

EVERGREEN RESOURCES, INC. (Registrant)
Date: November 12, 2002	By:	/s/ KEVIN R. COLLINS
Kevin R. Collins VP—Finance, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

CERTIFICATION PURSUANT TO
SECTION 302 OF
THE SARBANES-OXLEY ACT OF 2002

        I, Mark S. Sexton, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Evergreen Resources, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ MARK S. SEXTON Mark S. Sexton President and CEO
Date	November 12, 2002

CERTIFICATION PURSUANT TO
SECTION 302 OF
THE SARBANES-OXLEY ACT OF 2002

        I, Kevin R. Collins, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Evergreen Resources, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ KEVIN R. COLLINS Kevin R. Collins Vice President—Finance, CFO and Treasurer
Date	November 12, 2002