Form 10-K
period 2002-12-31
EVERGREEN RESOURCES INC
filed 2003-03-31
CIK 353943

Use these links to rapidly review the document
TABLE OF CONTENTS
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended December 31, 2002
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From to

Commission file number 0-13171

EVERGREEN RESOURCES, INC.
(Exact name of registrant as specified in its charter)

Colorado	84-0834147
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1401 17th Street Suite 1200 Denver, Colorado	80202
(Address of principal executive offices)	(Zip Code)

(303) 298-8100
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, no par value Share Purchase Rights	New York Stock Exchange New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K, is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒    No ☐

        As of March 27, 2003, the Registrant had 19,078,019 common shares outstanding. As of June 30, 2002, the aggregate market value of the common shares held by non-affiliates was approximately $756 million based upon the closing price of $42.50 per share for the common stock on June 28, 2002, as reported on the New York Stock Exchange.

        DOCUMENTS INCORPORATED BY REFERENCE: DEFINITIVE PROXY MATERIALS FOR 2003 ANNUAL MEETING OF STOCKHOLDERS—PART III, ITEMS 10, 11, 12, AND 13.

CERTAIN DEFINITIONS

        The following are definitions of terms commonly used in the oil and natural gas industry and this document.

        Unless otherwise indicated in this document, natural gas volumes are stated at the legal pressure base of the state or area in which the reserves are located at 60 (degrees) Fahrenheit. As used in this document, the following terms have the following specific meanings: "Mcf" means thousand cubic feet, "MMcf" means million cubic feet, "Bcf" means billion cubic feet, "Tcf" means trillion cubic feet, and "MMBtu" means million British thermal units.

        Average finding cost.    The amount of total capital expenditures, including acquisition costs, and exploration and abandonment costs, for oil and natural gas activities divided by the amount of proved reserves added in a specified period.

        Coal Bed Methane ("CBM").    A form of natural gas, predominately methane, which is generated during coal formation and is contained in the coal microstructure.

        Capital expenditures.    Investment outlays for exploratory and development drilling (including exploratory dry holes); leasehold acquisitions; seismic data acquisitions; geological, geophysical and land related overhead expenditures; delay rentals; producing property acquisitions; other miscellaneous capital expenditures; compression equipment and pipeline costs.

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

        Coal Mine Gas.    Methane that has collected in abandoned underground coal mines.

        Gross acres or gross wells.    The total acres or wells, as the case may be, in which the Company has a working interest.

        Lease Operating Expenses ("LOE").    All operating costs related to production activities including direct costs such as direct labor, direct materials, certain workover costs, repairs and maintenance, insurance costs, and gas collection costs.

        Mine gas interaction well.    A well drilled into the fractured area surrounding an abandoned underground coal mine.

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

        Present value of future net revenues or PV-10.    The present value of estimated future net revenues to be generated from the production of proved reserves, net of estimated production and ad valorem taxes, future capital costs and operating expenses, using prices and costs in effect as of the date indicated, without giving effect to federal and state income taxes. The estimated future net revenues are discounted at an annual rate of 10% to determine their "present value." The present value reflects the effect of time on the present value of the revenue stream. PV-10 should not be construed as being representative of the fair market value of the properties.

        Recompletion.    The deepening of a well to another horizon or attempting to secure production from a shallower horizon.

        Reserves.    Natural gas and crude oil, condensate and natural gas liquids on a net revenue interest basis, estimated to be commercially recoverable. "Proved developed reserves" include proved developed producing reserves and proved developed behind-pipe reserves. "Proved developed producing reserves" include only those reserves expected to be recovered from existing completion intervals in existing wells. "Proved undeveloped reserves" include those reserves expected to be recovered from new wells on proved undrilled acreage or from existing wells where a relatively major expenditure is required for recompletion.

        Undeveloped acreage.    Lease acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and natural gas regardless of whether or not such acreage contains proved reserves.

        Working interest.    An interest in an oil and natural gas lease that gives the owner of the interest the right to drill and produce oil and natural gas on the leased acreage and requires the owner to pay their proportionate share of the costs of drilling and production operations. The share of production to which a working interest owner is entitled will always be smaller than the share of costs that the working interest owner is required to bear, with the balance of the production accruing to governmental tax receipts and mineral interest royalties.

PART I

ITEM 1. BUSINESS

General

        Evergreen Resources, Inc. ("Evergreen" or "the Company") is a Colorado corporation organized on January 14, 1981. Evergreen is an independent energy company engaged in the operation, development, production, exploration and acquisition of unconventional natural gas properties. Evergreen is one of the leading developers of coal bed methane reserves in the United States. Its current operations are principally focused on developing and expanding its coal bed methane project located in the Raton Basin in southern Colorado. The Company has also begun a coal bed methane project in southern Alaska.

        Evergreen maintains its principal executive offices at 1401 17th Street, Suite 1200, Denver, Colorado 80202; telephone (303) 298-8100. The Company's website is www.evergreengas.com. The Company makes available free of charge on its website its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC.

        The authorized capitalization of the Company is 50,000,000 shares of no par value common stock, of which 19,052,737 shares were issued and outstanding at December 31, 2002, and 24,900,000 shares of $1.00 par value preferred stock, none of which were issued and outstanding at December 31, 2002.

        This report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including statements regarding, among other items, (i) the Company's growth strategies, (ii) anticipated trends in the Company's business and its future results of operations, (iii) market conditions in the oil and gas industry, (iv) the ability of the Company to make and integrate acquisitions, (v) the outcome of litigation and the impact of governmental regulation, (vi) financial market conditions, (vii) wars and acts of terrorism or sabotage and (viii) the risks associated with integration of acquired companies. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, many of which are beyond the Company's control. Actual results could differ materially from those implied by these forward-looking statements as a result of, among other things, a decline in natural gas production, a decline in natural gas prices, incorrect estimations of required capital expenditures, increases in the cost of drilling, completion and gas collection, an increase in the cost of production and operations, an inability to meet growth projections, or changes in general economic conditions. These and other risks are discussed under the heading "Business—Certain Risks." In light of these and other risks and uncertainties of which the Company may be unaware or which the Company currently deems immaterial, there can be no assurance that actual results will be as projected in the forward-looking statements.

        For a discussion of the development of the Company's business, see Item 2 and for a discussion of the assets by geographic area, see Note 14 to the Consolidated Financial Statements.

Business Activities

Recent Developments

        Subsequent to December 31, 2002, Evergreen's Board of Directors has authorized a significant increase in the Company's capital expenditure budget for 2003 in anticipation of potential targeted company and asset acquisitions of unconventional natural gas properties in North America. The Company is in various stages of negotiations to complete one or more acquisition transactions within the first six months of 2003. The Company is in the final stages of negotiations with respect to a stock-for-stock acquisition of a company whose reserves and revenues represent approximately seven percent and thirteen percent of the combined company's reserves and revenues, respectively, on a pro-forma basis. This transaction would be subject to the satisfactory completion of due diligence, shareholder approval by the acquired company's shareholders and other customary conditions. The successful completion of certain other contemplated transactions is dependent upon, among other things, the Company emerging as the winning bidder in a competitive bid process, completion of negotiations, and satisfactory results of due diligence procedures on the transactions. At this time no assurances can be given that any one or more of these potential transactions will be completed.

Raton Basin

        The Company's current operations are principally focused on developing and expanding its coal bed methane project located in the Raton Basin in southern Colorado.

        The Company is one of the largest holders of oil and gas leases in the Raton Basin. Evergreen holds interests in approximately 325,000 gross acres of coal bed methane properties in the Basin. At December 31, 2002, the Company had estimated net proved reserves of 1.24 Tcf, 64% of which were proved developed, with a PV-10 of approximately $1.6 billion. The Company's net daily gas sales for the month of December 2002 were approximately 114 MMcf from a total of 837 net producing wells. Evergreen's Raton Basin drilling program has enabled the Company to build an extensive inventory of additional drilling locations. The Company has identified at least 700 additional drilling locations on its Raton Basin acreage, of which 377 were included in its estimated proved reserve base at December 31, 2002. The Company operates and has a 100% working interest in substantially all of its Raton Basin acreage and wells.

        Since Evergreen began its drilling efforts in the Raton Basin, the Company has drilled more than 650 wells and achieved a success rate of approximately 98%. In addition, the Company has acquired over 250 producing wells in the Raton Basin since the beginning of the Raton Basin project. From March 31, 1995 through December 31, 2002, Evergreen grew its estimated proved reserves from 58 Bcf to 1,239 Bcf, which represents a compound annual growth rate of approximately 48%. During the same period, the Company's net daily gas sales increased from just over 1 MMcf to approximately 114 MMcf.

        Management believes the Company's success in the Raton Basin has enabled Evergreen to become one of the lowest-cost finders, developers and producers among U.S. publicly traded independent oil and gas companies. From the beginning of the Company's Raton Basin project through December 31, 2002, the Company has spent approximately $330 million on the drilling and completion of its wells, pipelines, gas collection systems and compression equipment, and $244 million on the acquisition of additional properties. This represents an estimated total finding and development cost of $0.33 per proved Mcf excluding acquisitions and $0.44 per proved Mcf including acquisitions.

Alaska

        In 2001, the Company acquired a 100% working interest in approximately 64,000 gross acres of prospective coal bed methane properties in Alaska. The acreage is located in the Cook Inlet-Susitna Basin approximately 30 miles north of Anchorage. Evergreen began drilling operations in Alaska in late October 2002. By year-end, the Company had drilled two four-well pilot projects. All eight wells penetrated coal seams with aggregate thicknesses in excess of 100 feet. Completion and production testing operations are expected to be completed in the spring of 2003.

Impairment of International Properties

        During the year ended December 31, 2002, the Company recorded impairment charges of $51.5 million related to property interests in the United Kingdom, Northern Ireland, the Republic of Ireland, the Falkland Islands and Chile.

United Kingdom

        The drilling and evaluation program for 2002 included the hydraulic fracture stimulation of multiple coal seams in three mine gas interaction wells ("interaction wells"), the drilling of three coal mine methane wells (gob gas wells) and one interaction well as well as production testing on several existing coal bed methane wells.

        During the second quarter of 2002, the fracture stimulation work was completed on the three interaction wells with production testing completed in the third quarter of 2002. The resulting production was not significant enough for commercial production and therefore, the wells were temporarily shut-in.

        The 2002 drilling program yielded positive results with two coal mine methane wells that are capable of commercial production, with estimated daily rates in the range of 500 Mcf to 750 Mcf of gas per well. These wells are currently shut-in, pending pipeline construction and negotiations (gas purchase contract, gas price and take-or-pay volume) with several end-users.

        The production testing of the CBM wells did not produce consistent daily rates in excess of 20 Mcf to 50 Mcf. A reasonable possibility exists that these wells may, over the long term, achieve satisfactory production rates. However, the Company has concluded that the slow desorption and dewatering of the coals using vertically drilled and conventionally fracture stimulated wellbores will take an excessive time period to recover economic reserves. This is due primarily to the very low permeability and slow diffusivity rates of the UK Westphalian-age coals. Because the vertical well concept did not appear to yield economic production rates, the Company in the summer of 2002 began investigating the use of "horizontal branched lateral wells" for the CBM project. The horizontal well concept had worked in similar age and coal rank-wells in the Mid-Continent and Appalachian Basin in the United States. Generally, through a vertical wellbore, the horizontal laterals radiate out from the vertical wellbore, intersecting the natural fractures and permeability of single or multiple coal seams. The horizontal laterals pattern can drain up to 1,200 acres versus an average 160-acre drainage from a vertical well bore. Horizontal wells do not require fracture stimulation. The horizontal well concept may work in the UK for a number of reasons. The unknown variables for the concept are as follows: cost, production rate, production profile, recovery factors, hole stability and artificial lift of produced water.

        The Company had completed production testing on substantially all wells in the third quarter of 2002. Because of the results previously described, the Company recorded a partial impairment to the asset value of the United Kingdom properties in the third quarter of 2002. Subsequent to September 30, 2002, the Company believed there was sufficient value and interest by other entities in the coal mine methane gas wells and the horizontal lateral well concept that a value of $15 to $16 million would be realized through a corporate or asset transaction. However, a transaction could not be completed to allow Evergreen to exit the United Kingdom without extensive ongoing involvement from Evergreen technical personnel. Therefore, due to an unfavorable regulatory environment, high capital costs, the lack of infrastructure for oil and gas development and delays in approval processes, the Company determined to redirect its efforts to North America, and as such the Company will not invest any additional funds for the development of the horizontal lateral well concept or the drilling of additional coal mine methane wells. As a result, the Company recorded an impairment of approximately $17.2 million in the fourth quarter of 2002, representing the remaining carrying value of the UK properties at December 31, 2002. The United Kingdom properties are being offered for sale, and the Company expects any remaining international operations to conclude by the end of 2003's second quarter.

Northern Ireland and the Republic of Ireland

        During the quarter ended September 30, 2002, Evergreen completed its evaluation of the five wells drilled in Northern Ireland and the Republic of Ireland. In the first and second quarter of 2002, the wells were hydraulic fracture stimulated. The Company completed its production testing and determined that estimated gas production from the Mullaghmore and Dowra sandstone were not at a level that would provide an adequate return to the Company. Therefore, the Company recorded an impairment against the carrying value of $13.7 million, net of a foreign currency gain of approximately $1.0 million. The five remaining wells in Northern Ireland and the Republic of Ireland are in the process of being plugged and abandoned and the licenses are also being relinquished.

Other International

        Evergreen is maintaining its interest in the Falkland Islands and in Chile but was unable to determine when these projects would be drilled or monetized. As a result, an impairment of $4.7 million was taken in the third quarter of 2002 to eliminate the carrying value of these assets.

        The Company plans to concentrate its development efforts primarily in North America, including the continental United States, Alaska and Canada.

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

        Gas production from the Raton Basin is transported by Colorado Interstate Gas Co. ("CIG") through the Campo Lateral, a 115 mile, 16-inch pipeline, and the Picketwire Lateral, which is a 10-inch and 20-inch looped line that connects to CIG's main pipeline system and permits Evergreen to sell its gas into the Mid-Continent markets.

        Current Raton Basin gas sales total approximately 208 MMcf per day. Takeaway capacity on the CIG system from the Raton Basin is currently estimated at 290 MMcf per day. The Company expects that the extra capacity of approximately 82 MMcf per day is sufficient to accommodate the expected growth in its sales volumes in the future.

        The Company's current firm transportation commitments are 112 MMcf of gross gas sales per day. In addition, the Company has committed to an additional 15 MMcf per day, subject to a ramp-up schedule which anticipates 5 MMcf per day increments each four months from June 2003 through February 2004. Thus, Evergreen's total transportation commitments will increase in increments to a total of 127 MMcf gross gas sales per day by February 2004.

        Major Customers.    Evergreen has three major customers, Xcel Energy and subsidiaries, Natural Gas Transmission Services, Inc., and West Texas Gas, which purchased approximately 29%, 28% and 13%, respectively, of the Company's gas production for the year ended December 31, 2002. Based on the general demand for gas, the Company does not believe that a loss of any or all of these customers would have a material adverse effect on Evergreen's business. Currently, the Company's gas is sold at spot market prices or under short-term contracts.

        Competition.    The Company competes in virtually all facets of its business with numerous other companies, including many that have significantly greater resources. Such competitors may be able to pay more for desirable leases and to evaluate, bid for and purchase a greater number of properties than the financial or personnel resources of the Company permit. The ability of the Company to increase reserves in the future will be dependent on its ability to select and acquire suitable producing properties and prospects for future exploration and development. The availability of a market for oil and natural gas production depends upon numerous factors beyond the control of producers, including but not limited to the availability of other domestic or imported production, the locations and capacity of pipelines, and the effect of federal and state regulation on such production.

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

        Federal Regulation of the Sale and Transportation of Oil and Gas.    Various aspects of the Company's oil and natural gas operations are regulated by agencies of the Federal government. The Federal Energy Regulatory Commission ("FERC") regulates the transportation and sale for resale of natural gas in interstate commerce pursuant to the Natural Gas Act of 1938 ("NGA") and the Natural Gas Policy Act of 1978 ("NGPA"). In the past, the Federal government has regulated the prices at which oil and gas could be sold. While "first sales" by producers of natural gas and all sales of crude oil, condensate and natural gas liquids can currently be made at uncontrolled market prices, Congress could reenact price controls in the future. Deregulation of wellhead sales in the natural gas industry began with the enactment of the NGPA in 1978. In 1989, Congress enacted the Natural Gas Wellhead Decontrol Act (the "Decontrol Act"). The Decontrol Act removed all NGA and NGPA price and non-price controls affecting wellhead sales of natural gas effective January 1, 1993.

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

        The courts have largely affirmed the significant features of Order No. 636 and numerous related orders pertaining to the individual pipelines, although certain appeals remain pending and the FERC continues to review and modify its open access regulations. In particular, the FERC is conducting a broad review of its transportation regulations, including how they operate in conjunction with state proposals for retail gas marketing restructuring, whether to eliminate cost-of-service rates for short-term transportation, whether to allocate all short-term capacity on the basis of competitive auctions, and whether changes to long-term transportation policies may also be appropriate to avoid a market bias toward short-term contracts. In February 2000, the FERC issued Order No. 637 amending certain regulations governing interstate natural gas pipeline companies in response to the development of more competitive markets for natural gas and natural gas transportation. The goal of Order No. 637 is to "fine tune" the open access regulations implemented by Order No. 636 and to accommodate subsequent changes in the market. Key provisions of Order No. 637 include: (1) waiving the price ceiling for short-term capacity release transactions until September 30, 2002, subject to review and possible extension of the program at that time; (2) permitting value-oriented peak/off peak rates to better allocate revenue responsibility between short-term and long-term markets; (3) permitting term-differentiated rates, in order to better allocate risks between shippers and the pipeline; (4) revising the regulations related to scheduling procedures, capacity, segmentation, imbalance management, and penalties; (5) retaining the right of first refusal ("ROFR") and the five-year matching cap for long-term shippers at maximum rates, but significantly narrowing the ROFR for customers that the FERC does not deem to be captive; and (6) adopting new website reporting requirements that include daily transactional data on all firm and interruptible contracts and daily reporting of scheduled quantities at points or segments. The new reporting requirements became effective September 1, 2000. The Company cannot predict what action the FERC will take on these matters in the future, nor can it accurately predict whether the FERC's actions will, over the long term, achieve the goal of increasing competition in markets in which the Company's natural gas is sold. However, the Company does not believe that it will be affected by any FERC-related action in a materially different manner than other natural gas producers and marketers with which it competes.

        Commencing in October 1993, the FERC issued a series of rules (Order Nos. 561 and 561-A) establishing an indexing system under which oil pipelines will be able to change their transportation rates, subject to prescribed ceiling levels. The indexing system, which allows pipelines to make rate changes to track changes in the Producer Price Index for Finished Goods, minus one percent, became effective January 1, 1995. The Company does not believe that, if it were to produce crude oil, these rules would affect the Company any differently than other oil producers and marketers with which it would compete.

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

Thus, natural gas gathering may receive greater regulatory scrutiny of state agencies in the future. The Company's gathering operations could be adversely affected should they be subject in the future to increased state regulation of rates or services, although the Company does not believe that it would be affected by such regulation any differently than other natural gas producers or gatherers. In addition, the FERC's approval of transfers of previously regulated gathering systems to independent or pipeline affiliated gathering companies that are not subject to FERC regulation may affect competition for gathering or natural gas marketing services in areas served by those systems and thus may affect both the costs and the nature of gathering services that may be available to interested producers or shippers in the future.

        The Company owns certain natural gas pipeline facilities that it believes meet the traditional tests the FERC has used to establish a pipeline's status as a gatherer not subject to the FERC's jurisdiction. Whether on state or federal land, natural gas gathering may receive greater regulatory scrutiny in the post-Order No. 636 environment.

        The Company conducts certain operations on federal oil and gas leases, which are administered by the Minerals Management Service ("MMS"). Federal leases contain relatively standard terms and require compliance with detailed MMS regulations and orders, which are subject to change. Among other restrictions, the MMS has regulations restricting the flaring or venting of natural gas, and the MMS has proposed to amend such regulations to prohibit the flaring of liquid hydrocarbons and oil without prior authorization. Under certain circumstances, the MMS may require any company operations on federal leases to be suspended or terminated. Any such suspension or termination could materially and adversely affect the Company's financial condition, cash flows and operations. The MMS issued a final rule that amended its regulations governing the valuation of crude oil produced from federal leases. This rule, which became effective June 1, 2000, provides that the MMS will collect royalties based on the market value of oil produced from federal leases. The lawfulness of the new rule has been challenged in federal court. Evergreen cannot predict whether this new rule will be upheld in federal court, nor can the Company predict whether the MMS will take further action on this matter. However, the Company does not believe that, if it were to produce crude oil, this new rule would affect it any differently than other producers and marketers of crude oil.

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

        Bureau of Land Management.    Of the Company's Raton Basin acreage, approximately 136,000 gross acres are held within three federal units that the Company operates and that are administered by the Federal Bureau of Land Management ("BLM"). See "Item 2. Properties—Raton Basin Properties and Operations." Inclusion of property within a unit simplifies lease maintenance for the Company and promotes orderly development.

        The BLM controls isolated parcels of federally owned surface and/or minerals in the Raton Basin. Drilling and development of federal minerals and construction activities on federal surface are subject to the National Environmental Policy Act ("NEPA"). BLM has completed an environmental assessment under NEPA. To date, 15 coal bed methane wells have been drilled on BLM minerals. All future wells are expected to be approved based on the results of the environmental assessment. Development of adjacent fee lands and minerals has proceeded unhindered. Access to fee lands has not been hindered by the presence of isolated parcels of federal surface. The number of proposed wells on BLM minerals represents approximately seven and one-half percent of the total number of wells Evergreen has planned to drill in the Raton Basin during 2003.

        State Regulation.    The Company's operations are also subject to regulation at the state level and, in some cases, county, municipal and local governmental levels. Such regulation includes requiring permits for the drilling of wells, maintaining bonding requirements in order to drill or operate wells and regulating the location of wells, the method of drilling and casing wells, the surface use and restoration of properties upon which wells are drilled, the plugging and abandoning of wells and the disposal of fluids used and produced in connection with operations. The Company's operations are also subject to various conservation laws and regulations. These include: (1) proration units; (2) the density of wells that may be drilled; and (3) the unitization or pooling of oil and gas properties. In addition, state conservation laws establish maximum rates of production from oil and gas wells, which generally limit the venting or flaring of gas and impose certain requirements regarding the ratability of production. State regulation of gathering facilities generally includes various safety, environmental and, in some circumstances, nondiscriminatory take requirements, but (except as noted above) does not generally entail rate regulation. These regulatory burdens may affect profitability, and the Company is unable to predict the future cost or impact of complying with such regulations.

        Environmental Matters.    The Company is subject to extensive federal, state and local environmental laws and regulations that, among other things, regulate the discharge or disposal of materials or substances into the environment and otherwise are intended to protect the environment. Numerous governmental agencies issue rules and regulations to implement and enforce such laws, which are often difficult and costly to comply with and which carry substantial administrative, civil and/or criminal penalties and, in some cases, injunctive relief for failure to comply. Some laws, rules and regulations relating to the protection of the environment may, in certain circumstances, impose "strict liability" for environmental contamination. Such laws render a person or company liable for environmental and natural resource damages, cleanup costs and, in the case of oil spills in certain states, consequential damages without regard to negligence or fault. Other laws, rules and regulations may require the rate of oil and natural gas production to be below the economically optimal rate or may even prohibit exploration or production activities in environmentally sensitive areas. In addition, state laws often require some form of remedial action such as closure of inactive pits and plugging of abandoned wells to prevent pollution from former or suspended operations. Legislation has been proposed and continues to be evaluated in Congress from time to time that would reclassify certain oil and gas exploration and production wastes as "hazardous wastes." This reclassification would make such wastes subject to much more stringent and expensive storage, treatment, disposal and clean-up requirements. If such legislation were to be enacted, it could have a significant adverse impact on the operating costs of the Company, as well as the oil and gas industry in general. Initiatives to regulate further the disposal of oil and gas wastes are also proposed in certain states from time to time and may include initiatives at county, municipal and local government levels. These various initiatives could have a similar adverse impact on the Company. The regulatory burden on the oil and natural gas industry increases its cost and risk of doing business and consequently affects its profitability.

        Compliance with these environmental requirements, including financial assurance requirements and the costs associated with the cleanup of any spill, could have a material adverse effect upon the Company's capital expenditures, earnings or competitive position. The Company believes that it is in substantial compliance with current applicable environmental laws and regulations and that continued compliance with existing requirements will not have a material adverse impact on it. Nevertheless, changes in environmental laws and regulations have the potential to adversely affect Evergreen's operations. For example, the federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"), also known as the "Superfund" law, imposes liability, without regard to fault (i.e., strict and joint and several liability) or the legality of the original conduct, on certain classes of persons with respect to the release of a "hazardous substance" into the environment. These persons include the current or prior owner or operator of the disposal site or sites where the release occurred and companies that transported, disposed or arranged for the transport or disposal of the hazardous substances found at the site. Persons who are or were responsible for releases of hazardous substances under CERCLA may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources, and it is not uncommon for the federal or state government to pursue such claims. It is also not uncommon for neighboring landowners and other third parties to file claims for personal injury or property or natural resource damages allegedly caused by the hazardous substances released into the environment. Under CERCLA, certain oil and gas materials and products are, by definition, excluded from the term "hazardous substances." At least two federal courts have held that certain wastes associated with the production of crude oil may be classified as hazardous substances under CERCLA. Similarly, under the federal Resource, Conservation and Recovery Act of 1976, as amended ("RCRA"), which governs the generation, treatment, storage and disposal of "solid wastes" and "hazardous wastes," certain exploration and production wastes are exempt from the definition of "hazardous wastes." This exemption continues to be subject to judicial interpretation and increasingly stringent state interpretation. During the normal course of the Company's operations, the Company generates or has generated in the past exempt and non-exempt wastes, including hazardous wastes, that are subject to RCRA and comparable state statutes and implementing regulations. The federal Environmental Protection Agency ("EPA") and various state agencies continue to promulgate regulations that limit the disposal and permitting options for certain hazardous and non-hazardous wastes.

        The Company currently owns or leases, and has in the past owned or leased, several properties that have long been used to store and maintain oil and gas exploration and production equipment. In particular, current and prior operations of the Company included oil and gas production in the Rocky Mountain states and the portion of the Permian Basin that lies within the State of New Mexico. Although the Company utilized operating and disposal practices that were standard for the industry at the time, hydrocarbons, materials and/or solid or hazardous wastes may in the past have been disposed of or released on or under the properties owned or leased by the Company or on or under other locations where such wastes have been taken or placed for disposal. In addition, many of these properties have from time to time been operated by third parties whose management of hydrocarbons, hazardous materials and/or solid or hazardous wastes was not under the Company's control. These properties and the hydrocarbons, materials or wastes disposed thereon may be subject to CERCLA, RCRA, and analogous state laws and regulations. Under such laws and regulations, the Company could be required to remove or remediate previously disposed wastes (including wastes disposed of or released by prior owners or operators) or property contamination (including groundwater contamination).

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

        In Evergreen's coal bed methane gas production, the Company typically brings naturally occurring groundwater to the surface as a by-product of the production of methane gas. This "produced water" is either re-injected into the subsurface or stored or disposed of in evaporation ponds or permitted natural collection features located on the surface at or near the well-site in compliance with federal and state statutes and regulations. In some cases, the produced water is used for stock watering, agricultural or dust suppression purposes, also in substantial compliance with federal, state and local laws and regulations. Under the Clean Water Act and various other state requirements and regulations, EPA and the State of Colorado's Department of Public Health and the Environment ("CDPHE") assert administrative and regulatory enforcement authority over the discharge of produced water. Where the Company can meet federal and state regulatory requirements and applicable water quality standards, disposal of produced water by discharge to surface water is an option.

        The Company's operations involve the use of gas-fired compressors to transport collected gas; these compressors are subject to federal and state regulations for the control of air emissions. The Company has obtained construction permits for additional compression in excess of current needs in anticipation of increased production from the Raton Basin. However, in the future, additional facilities could become subject to additional monitoring and pollution control requirements as compressor facilities are expanded.

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

Title to Properties

        As is customary in the oil and gas industry, only a preliminary title examination is conducted at the time the Company acquires leases of properties believed to be suitable for drilling operations. Prior to the commencement of drilling operations, a thorough title examination of the drill site tract is conducted by independent attorneys. Once production from a given well is established, the Company prepares a division order title report indicating the proper parties and percentages for payment of production proceeds, including royalties. The Company believes that the titles to its leasehold properties are good and defensible in accordance with standards generally acceptable in the oil and gas industry.

Employees

        At February 28, 2003, the Company had 273 full-time employees.

Certain Risks

  Oil and gas prices are volatile, and an extended decline in prices would hurt the Company's profitability and financial condition.

        Evergreen's revenues, operating results, profitability, future rate of growth and the carrying value of its oil and gas properties depend heavily on prevailing market prices for oil and gas. Management of the Company expects the markets for oil and gas to continue to be volatile. Any substantial or extended decline in the price of oil or gas would have a material adverse effect on the Company's financial condition and results of operations. Such a decline could reduce the Company's cash flow and borrowing capacity, as well as the value and the amount of its gas reserves. All of Evergreen's proved reserves are natural gas. Therefore, the Company is more directly impacted by volatility in the price of natural gas. Various factors beyond the Company's control can affect prices of oil and gas, including:

  •
  worldwide and domestic supplies of oil and gas,

  •
  the ability of the members of the Organization of Petroleum Exporting Countries to agree to and maintain oil price and production controls,

  •
  political instability or armed conflict in oil or gas producing regions,

  •
  the price and level of foreign imports,

  •
  worldwide economic conditions,

  •
  marketability of production,

  •
  the level of consumer demand,

  •
  the price, availability and acceptance of alternative fuels,

  •
  the availability of pipeline capacity,

  •
  weather conditions, and

  •
  actions of federal, state, local and foreign authorities.

        These external factors and the volatile nature of the energy markets make it difficult to estimate future commodity prices.

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

        Evergreen's current development plans will require it to make large capital expenditures for the exploration and development of its natural gas properties. Historically, Evergreen has funded its capital expenditures through a combination of funds generated internally from sales of production or properties, the issuance of equity, long-term debt financing and short-term financing arrangements. Management cannot be sure that any additional financing will be available to the Company on acceptable terms. Future cash flows and the availability of financing will be subject to a number of variables, such as:

  •
  the success of the Company's coal bed methane project in the Raton Basin,

  •
  the Company's success in locating and producing new reserves,

  •
  the level of production from existing wells, and

  •
  prices of oil and natural gas.

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

        If the Company's revenues were to decrease due to lower oil and natural gas prices, decreased production or other reasons, and if it could not obtain capital through its credit facility or otherwise, the Company's ability to execute its development plans, replace its reserves or maintain its production levels could be greatly limited.

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

        The timing of the production of oil and natural gas properties and the related expenses affect the timing of actual future net cash flows from proved reserves and, thus, their actual present value. In addition, the 10% discount factor, which the Company is required to use to calculate PV-10 for reporting purposes, is not necessarily the most appropriate discount factor given actual interest rates and risks to which Evergreen's business or the oil and natural gas industry in general are subject.

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

        At December 31, 2002, the Company had estimated net proved undeveloped reserves of approximately 443 Bcf, which constituted approximately 36% of its total estimated net proved reserves. The Company's development plan includes increasing its reserve base through continued drilling and development of its existing properties in the Raton Basin. Evergreen cannot be sure that its planned projects in the Raton Basin will lead to significant additional reserves or that it will be able to continue drilling productive wells at anticipated finding and development costs.

  Future acquisitions pose risks to our business and growth prospects.

        As part of the Company's growth strategy, the Company may make acquisitions of businesses and properties. However, suitable acquisition candidates may not be available on terms and conditions the Company finds acceptable. In pursuing acquisitions, the Company competes with other companies, many of which have greater financial and other resources than Evergreen to acquire attractive companies and properties. Even if completed, the following are some of the risks associated with acquisitions that could have a material adverse effect on the Company's business, financial condition and results of operations:

  •
  some of the acquired businesses or properties may not produce anticipated revenues, earnings or cash flow,

  •
  the Company may assume liabilities that were not disclosed or exceed the Company's estimates,

  •
  the Company may be unable to integrate acquired businesses successfully and realize anticipated economic, operational and other benefits in a timely manner, which could result in substantial costs and delays or other operational, technical or financial problems,

  •
  acquisitions could disrupt the Company's ongoing business, distract management, divert resources and make it difficult to maintain the Company's current business standards, controls and procedures,

  •
  the Company may finance future acquisitions by issuing common stock for some or all of the purchase price, which could dilute the ownership interests of the Company's shareholders, and

  •
  the Company may incur additional debt related to future acquisitions.

  The Company's industry is highly competitive.

        Major oil companies, independent producers and institutional and individual investors are actively seeking oil and gas properties throughout the world, along with the equipment, labor and materials required to operate properties. Many of the Company's competitors have financial and technological resources vastly exceeding those available to Evergreen. Many oil and gas properties are sold in a competitive bidding process in which the Company may lack the technological information or expertise available to other bidders. The Company cannot be sure that it will be successful in acquiring and developing profitable properties in the face of this competition.

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

        The oil and natural gas business involves operating hazards such as well blowouts, craterings, explosions, uncontrollable flows of oil, natural gas or well fluids, fires, formations with abnormal pressures, pipeline ruptures or spills, pollution, releases of toxic gas and other environmental hazards and risks, any of which could cause the Company a substantial loss. In addition, the Company may be held liable for environmental damage caused by previous owners of property it owns or leases. As a result, the Company may face substantial liabilities to third parties or governmental entities, which could reduce or eliminate funds available for exploration, development or acquisitions or cause Evergreen to incur losses. An event that is not fully covered by insurance—for example, losses resulting from pollution and environmental risks, which are not fully insurable—could have a material adverse effect on the Company's financial condition and results of operations.

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

        To manage Evergreen's exposure to price risks in the marketing of its natural gas, the Company enters into natural gas fixed-price physical delivery contracts as well as commodity price-swap contracts from time to time with respect to a portion of its current or future production. While intended to reduce the effects of volatile natural gas prices, these transactions may limit the Company's potential gains if natural gas prices were to rise substantially over the price established by the hedge. In addition, such transactions may expose Evergreen to the risk of financial loss in certain circumstances, including instances in which:

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

        Management believes that the State of Colorado will continue to routinely approve permits for the use of well-site pits, water disposal wells and evaporation ponds for the disposal of produced water. Where groundwater produced from the Raton Basin coal seams meets surface discharge permit levels, Evergreen can lawfully discharge the water into arroyos and surface waters pursuant to permits it has obtained from the State of Colorado. All of these disposal options require a laboratory analysis program to ensure compliance with state permit standards. Additionally, the Company contracts with an independent water sampling company that collects the water samples and monitors the Company's water management program. These monitoring costs are directly related to the number of well-site pits, evaporation ponds and discharge points.

        Where water of lesser quality is discovered or the Company's wells produce water in excess of the applicable volumetric permit limits, Evergreen may have to drill additional disposal wells to re-inject the produced water back into deep underground rock formations. Produced water is currently injected at eight such wells, and two more of these underground injection control (UIC) wells are under development. The costs to dispose of this produced water may increase, which could have a material adverse effect on the Company's operations in this area, if any of the following occur: (1) the Company cannot obtain future permits from the State of Colorado; (2) water of lesser quality is discovered; (3) the Company's wells produce excess water; or (4) new laws or regulations require water to be disposed of in a different manner.

  The Company has limited protection for its technology and depends on technology owned by others.

        The Company uses operating practices that management believes are of significant value in developing coal bed methane resources. In most cases, patent or other intellectual property protection is unavailable for this technology. The Company's use of independent contractors in most aspects of its drilling and some completion operations makes the protection of such technology more difficult. Moreover, the Company relies on the technological expertise of the independent contractors that it retains for its oil and gas operations. The Company has no long-term agreements with these contractors, and management cannot be sure that the Company will continue to have access to this expertise.

  The Company's industry is heavily regulated.

        Federal, state and local authorities extensively regulate the oil and gas industry. Legislation and regulations affecting the industry are under constant review for amendment or expansion, raising the possibility of changes that may affect, among other things, the pricing or marketing of oil and gas production. Noncompliance with statutes and regulations may lead to substantial penalties, and the overall regulatory burden on the industry increases the cost of doing business and, in turn, decreases profitability. State and local authorities regulate various aspects of oil and gas drilling and production activities, including the drilling of wells (through permit and bonding requirements), the positioning of wells, the unitization or pooling of oil and gas properties, environmental matters, safety standards, the sharing of markets, production limitations, plugging and abandonment, and restoration.

  The Company must comply with complex environmental regulations.

        The Company's operations are subject to complex and constantly changing environmental laws and regulations adopted by federal, state and local governmental authorities. New laws or regulations, or changes to current requirements, could have a material adverse effect on its business. State, federal and local environmental agencies have relatively little experience with the regulation of coal bed methane operations, which are technologically different from conventional oil and gas operations. This inexperience has created uncertainty regarding how these agencies will interpret air, water and waste requirements and other regulations to coal bed methane drilling, fracture stimulation methods, production and water disposal operations. Evergreen will continue to be subject to uncertainty associated with new regulatory interpretations and inconsistent interpretations between state and federal agencies. The Company could face significant liabilities to the government and third parties for discharges of oil, natural gas or other pollutants into the air, soil or water, and Evergreen could have to spend substantial amounts on investigations, litigation and remediation. The Company cannot be sure that existing environmental laws or regulations, as currently interpreted or enforced, or as they may be interpreted, enforced or altered in the future, will not materially adversely affect its results of operations and financial condition. As a result, the Company may face material indemnity claims with respect to properties it owns or leases or has owned or has leased.

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

  The Company depends on key personnel.

        Evergreen's success will continue to depend on the continued services of its executive officers and a limited number of other senior management and technical personnel. Loss of the services of any of these people could have a material adverse effect on the Company's operations. The Company does not have employment agreements with its executive officers.

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

        The market price of Evergreen common stock has been volatile. During 2002, the sale price of the common stock on the NYSE has ranged from a low of $30.90 per share to a high of $47.00 per share. The market price of the Company's common stock is subject to many factors, including:

  •
  prices for oil and natural gas,

  •
  general stock market conditions,

  •
  conditions in the Company's industry,

  •
  changes in the Company's revenues and earnings, and

  •
  changes in analyst recommendations and projections.

ITEM 2. PROPERTIES

Operations

        The Company's wholly-owned operating subsidiary, Evergreen Operating Corporation ("EOC"), is primarily responsible for drilling, evaluation and production activities associated with various properties. As of February 28, 2003, EOC was serving as operator for approximately 900 gross producing wells owned by the Company.

        The Company believes that, as operator, it is in a better position to control costs, safety and timeliness of work as well as other critical factors affecting the economics of a well or a property, including maintaining good community relations.

        EOC presently operates wells which represent 100% of Evergreen's proved reserves.

Natural Gas Reserves

        The table below sets forth the Company's quantities of proved reserves, as audited as of December 31, 2002, 2001 and 2000 by independent petroleum engineers Netherland Sewell & Associates, Inc. ("NSAI"). All proved reserves are located in the continental U.S., and the present value of estimated future net revenues from these reserves was calculated on a non-escalated price basis discounted at 10% per year as of the periods indicated. There has been no major discovery or other favorable or adverse event that is believed to have caused a significant change in estimated proved reserves subsequent to December 31, 2002.

	December 31,
	2002	2001	2000
Proved Developed Gas Reserves (MMcf)	795,874	684,167	544,211
Proved Undeveloped Gas Reserves (MMcf)	442,928	366,476	330,315

Total Proved Gas Reserves (MMcf)	1,238,802	1,050,643	874,526

Future Net Revenues (before future income tax expenses) (in thousands)	$3,648,926	$1,336,302	$6,844,254
Present Value of Future Net Revenues (before future income tax expenses) (in thousands)	$1,634,741	$598,462	$2,920,166

        Reference should be made to Note 14 (Supplemental Oil and Gas Information) to the Consolidated Financial Statements for additional information pertaining to the Company's proved oil and gas reserves. During fiscal 2002, the Company did not file any reports that included estimates of total proved net oil or gas reserves with any federal agency other than the Securities and Exchange Commission and the Department of Energy.

Sales

        The following table sets forth the Company's net natural gas sales for the periods indicated.

	Year Ended December 31,
	2002	2001	2000
Natural Gas (MMcf)	38,988	30,807	19,521

Average Sales Prices, Lease Operating Expenses, Transportation Costs and Production and Property Taxes

        The following table sets forth the sales price per Mcf and the lease operating expenses, transportation costs and production and property taxes per Mcf, for the periods indicated.

	Year Ended December 31,
	2002	2001	2000
Sales price of natural gas*	$2.86	$3.89	$3.03
Lease operating expenses	$0.41	$0.40	$0.38
Transportation costs	$0.31	$0.31	$0.30
Production and property taxes	$0.15	$0.18	$0.13

*
Includes effects of hedging transactions

Productive Wells

        The following table sets forth the number of gross and net producing wells the Company had as of December 31 for each of the last five fiscal year ends. The Company had no producing oil wells during the last five years.

	Producing Wells
December 31,
	Gross	Net
2002	878	837
2001	713	681
2000	520	491
1999	258	252
1998	173	159

Acreage

        At December 31, 2002, Evergreen held developed and undeveloped acreage as set forth below:

	Developed Acres		Undeveloped Acres		Total
Location
	Gross	Net	Gross	Net	Gross	Net
Raton Basin	184,043	161,425	140,550	109,809	324,593	271,234
Falkland Islands	—	—	400,600	160,200	400,600	160,200
Chile	—	—	1,200,000	1,200,000	1,200,000	1,200,000
Alaska and other	1,740	798	235,466	223,732	237,206	224,530

Total	185,783	162,223	1,976,616	1,693,741	2,162,399	1,855,964

        The table above does not reflect 1,085,000 gross and net undeveloped acres held by the Company in Northern Ireland and the Republic of Ireland as of December 31, 2002, which are being relinquished in the first part of 2003. In addition, the table does not reflect approximately 369,000 gross and net undeveloped acres in the United Kingdom as of December 31, 2002, which are being held for sale or relinquished in the first part of 2003. See Note 3 to the Consolidated Financial Statements.

        The following table sets forth the expiration dates of the gross and net acres subject to domestic leases summarized in the table of undeveloped acreage.

	Acres Expiring
Twelve Months Ended:
	Gross	Net
December 31, 2003	6,646	6,646
December 31, 2004	15,274	11,153
December 31, 2005	320	320
December 31, 2006	37,712	36,853
December 31, 2007	26,291	22,903

Drilling Activities

        The Company's drilling activities for the periods indicated are set forth below:

	Year Ended December 31,
	2002		2001		2000
	Gross	Net	Gross	Net	Gross	Net
Domestic
Exploratory Wells
Productive	16	12	1	1	2	2
Dry	—	—	—	—	—	—

Total	16	12	1	1	2	2
Development Wells
Productive	150	142	145	137	100	97
Water Disposal	3	3	—	—	3	3
Dry	—	—	—	—	—	—

Total	153	145	145	137	103	100
International
Exploratory Wells
Productive	2	2	5	5	9	9
Dry	2	2	1	1	—	—

Total	4	4	6	6	9	9

Coal Bed Methane Versus Traditional Natural Gas

        Methane is the primary commercial component of the natural gas stream produced from traditional gas wells. Methane also exists in its natural state in coal seams. Natural gas produced from traditional wells also contains, in varying amounts, other hydrocarbons. However, the natural gas produced from coal beds generally contains only methane and, after simple dehydration, becomes pipeline-quality gas.

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

        Methane is created as part of the coalification process, though coals vary in their methane content per ton. In addition to residing in open spaces in the coal structure, methane is absorbed onto the inner coal surfaces. When the coal is hydraulically fracture stimulated and exposed to lower pressures through the de-watering process, the gas is released from (desorbs from) the coal. Whether a coal bed will produce commercial quantities of methane gas depends on the coal quality, its original content of gas per ton of coal, the thickness of the coal beds, the reservoir pressure, the rate at which gas is released from the coal (diffusivity) and the existence of natural fractures and cleating (permeability) through which the released gas can flow to the wellbore. Frequently, coal beds are partly or completely saturated with water. As the water is produced, internal pressures on the coal are decreased, allowing the gas to desorb from the coal and flow to the wellbore. Unlike traditional gas wells, new coal bed methane wells often produce water for several months and then, as the water production decreases, natural gas production increases as the coal seams de-water.

        In order to establish commercial gas production rates, a permanent conduit between the individual coal seams and the wellbore must be created. This is accomplished by hydraulically creating, and propping open with special quality sand, artificial fractures within the coal seams (known as "fracing" in the industry) so the pathway for water and gas migration to the wellbore is enhanced. These fractures are filled (propped) with uniform sized sand and become the enhanced conduits for water and methane to reach the well. The rate at which the gas is released from the coal and the ability of gas to move through the coal to the wellbore are the key determinants of the rate at which a well will produce.

Raton Basin Properties and Operations

        The Raton Basin covers an area that is approximately 80 miles long, north to south, and about 50 miles wide, east to west, encompassing southeastern Colorado and northeastern New Mexico. The Raton Basin contains two coal-bearing formations, the Vermejo formation coals located at depths of between 450 and 4,000 feet and the shallower Raton formation coals, located at the surface to approximately 3,000 feet in depth. Production from the Vermejo coals represents approximately 75% of the total production from the Raton Basin and approximately 70% of the total proved reserves in the Raton Basin. To date, the majority of Evergreen's production has been from the Vermejo formation coals; however, the Raton formation coal seams and interbedded sandstones are now being successfully developed as well.

Development History

        Exploration for coal bed methane began in the Raton Basin in the late 1970s and continued through the late 1980s, with several companies drilling and testing more than 100 wells during this period. The absence of a pipeline to transport gas from the Raton Basin prevented full-scale development until January 1995, when CIG completed the construction of the Picketwire Lateral.

        Since December 1991, the Company has acquired oil and gas leases covering approximately 325,000 gross acres in the Raton Basin. The initial 70,000 acres were acquired in 1991, and additional acreage was purchased from individual owners under various lease terms. The Company has also increased its acreage positions and production through several acquisitions beginning in 1998 through 2001.

        Evergreen has a 100% working interest in three federal units, the Spanish Peaks Unit, the Cottontail Pass Unit and the Sangre de Cristo Unit. The total gross acreage in the federal units is approximately 136,000 acres. The Company is the named operator for all of these units. Formation of a unit simplifies lease maintenance so that the Company, as the operator, can base development decisions within the unit on technical, geologic and geophysical data and operational and cultural considerations rather than on the fulfillment of lease term obligations.

        Because of the inclusion of federal leases in the unit, administration within a federal unit is governed by federal rules. Production from any well in the unit area will maintain all of the leases beyond their primary terms. In October 1997, the first "participating area" was designated by the federal Bureau of Land Management under the Unit Agreement. Gas production in the participating area is pooled and shared by the royalty owners, overriding royalty owners and working interest owners in that area in proportion to their acreage ownership of the mineral estate in the area. The participating area is adjusted annually to encompass additional acreage as additional wells are completed.

        Evergreen also has working interests of between 75% and 100% in areas adjacent to the federal units, which include the Long Canyon and Lorencito areas and the Primero, Rita, Sarcillo and Weston tracts. These areas comprise approximately 189,000 gross acres.

Raton Basin Geology

        Evergreen produces coal bed methane from the high quality bituminous coal resource of the Raton Basin. The Basin is a large asymmetric sedimentary trough that developed along the western margin of an ancient Rocky Mountain seaway during the Cretaceous and Tertiary period between 65 to 45 million years ago. Today, the geologic history of what was once a lush tropical coastline and alluvial plain cut by meandering rivers, which subsequently underwent deep burial, tectonism, igneous intrusion, and uplift, is recorded in the rocks of the region; the continued exploration of the Basin by Company geologists is increasing the understanding of the coal bed methane resource base and identifying new hydrocarbon systems and additional unconventional reservoir types.

        The Company's current acreage sits squarely in the middle of the Basin and contains some of the thickest documented net coal packages in the region. The coal-bearing strata are located primarily in two major groups, the Vermejo and Raton formations, and represent coal development in two slightly contrasting environments. The Vermejo coals represent peat accumulation on an expansive flat-lying flood-plain which was partially protected from erosion by sandy coastal barriers of the underlying Trinidad Sandstone, while the Raton coals represent peat development on a broad, open, humid alluvial fan. Collectively, both formations reflect the development of substantial peat swamps and thick boggy mires, which covered most of the region during Cretaceous and Tertiary times. Subsequent burial under high pressures and temperatures has caused the original peat accumulation to convert into coal, which has high rank and consequentially high gas storage capacity. During burial, small fractured surfaces (cleats) developed throughout the coal, which, coupled with the tectonic forces acting on the region during the building of the Rocky Mountains, has provided significant permeability within the coals, allowing for the extraction of coal bed methane gas and associated water.

        Today the Company produces methane from approximately 900 wells that are generally completed in the laterally continuous Vermejo coals. Individual Vermejo coal seams can be readily traced over several miles, commonly from well to well. Total net Vermejo coal thickness can locally approach 35 feet in five to 15 individual seams, which may vary in thickness from one to 10 feet.

        The shallower Raton formation coals are generally less continuous from well to well, but increasingly represent a very significant resource throughout the Basin. Total net Raton coal thickness locally approaches 90 feet in 10 to 25 individual seams, which may vary in thickness from one to 15 feet. Commonly interbedded with the Raton coals are large sandstone channel complexes, which are increasingly identified as additional potential tight-gas and unconventional sand reservoirs.

Deep Fractured Shales, Raton Conglomerate and Sandstone reservoirs

        In 2002, the Company embarked on a series of detailed geological studies and drilled exploratory wells aimed at evaluating additional unconventional reservoir systems throughout the Raton Basin. These ongoing studies have focused efforts on gas-charged sandstones and conglomerates interbedded within the currently producing Vermejo and Raton formation coals and deeper gas-bearing shales, which underlie the entire region.

        The conglomerate and sandstones currently being identified (and actively produced in several parts of the Company's acreage), reflect stacked large scale meandering river channel complexes and regional sandy braided alluvial fans that at one time crosscut the Cretaceous—Tertiary peat swamps. During burial, excess gas generated during the coalification process locally became trapped within the pore spaces of these sandstones and now form "Tight-Gas Sand" reservoirs. The increasing recognition of the orientation in the subsurface of such ancient drainage system is allowing the strategic sighting of wells in specific sand prone areas, which may ultimately increase the region's total resource base.

        The Raton Basin shales, termed the Niobrara and Pierre Shale formations, are approximately 3,000-feet thick and underlie the currently producing intervals. The shales collectively reflect deposits of blanket-like organic rich mudstones, which accumulated in quiet water condition on the sea floor. Deeper exploratory test wells (2,000 to 6,000 feet) aimed at identifying areas of enhanced fracture permeability may ultimately lead to the development of a significant "Shale Gas" resource.

Coal Bed Methane Technology

        Thin multi-layer coal bed methane and unconventional tight-gas reservoirs create a multitude of challenges for drilling, reservoir and production engineers, including the challenge of minimizing formation damage and then isolating and completing individual zones in order to maximize recovery of the resource in place. Management believes that the Company has developed highly effective procedures for drilling and completing such reservoirs.

        Damage to the Raton Basin coals from conventional drilling mud systems invading the cleat fracture surfaces and reducing their permeability has been mitigated by utilizing specialized air-drilling techniques using percussion air-hammers.

        All coals in the Raton Basin require hydraulic fracture stimulation to attain economic production rates. Through its wholly-owned subsidiary, Evergreen Well Service Company ("EWS"), the Company has developed technology that the Company believes is at the leading edge of coal bed methane well completions. The new technology uses proprietary high quality nitrogen foamed fluids as the fracturing media and the industry's first "built-for-purpose" 2 7/8-inch diameter coiled tubing fracturing units to selectively place proppant in individual seams. The Company believes that this fracturing technology demonstrates its commitment to the continued role that technology innovation will play in developing some of the region's resources.

Water Production and Disposal

        Based on the Company's experience in coal bed methane production in the Raton Basin and extensive laboratory analysis of water samples taken from its coal bed methane wells, management believes that the groundwater produced from the Raton Basin coal seams will not exceed permit levels and will be suitable for discharge into arroyos, surface water, well-site pits or evaporation ponds pursuant to permits obtained from the State of Colorado. Recent gas analyses confirm that the gas stream is 99% pure methane and lacks other hydrocarbon sources of contamination. In some cases the water is of such quality that it can be discharged to arroyos and surface water under general water discharge permits issued to the Company by the State of Colorado. These permits give Evergreen the flexibility to add water discharge points on an as-needed basis with minimal administrative paperwork and within 30 days or less of application. Evergreen has in excess of 300 approved discharge points and has received an increase in the total volume of water permitted for surface discharge. Approval of these requests is uncertain and is dependent upon completion of additional study by the State of Colorado. Additionally, the Company contracts with an independent water sampling company that collects the water samples and monitors all the Company's water management program. These monitoring costs are directly related to the number of well-site pits, evaporation ponds and discharge points. Because it originates in a natural groundwater system, there is some uncertainty whether water currently being discharged to streams and arroyos will continue to meet permit standards for total iron and suspended solids. Water not meeting these discharge standards can be disposed of in well-site pits and evaporation ponds. When water of lesser quality is discovered or Evergreen's wells produce water in excess of the applicable permit limits, the Company may have to drill additional disposal wells to re-inject the produced water into deeper sandstone horizons. Such drilling and disposal would require the Company to obtain permits, similar to those obtained in the past.

Raton Basin Production

        Evergreen's natural gas sales from the Raton Basin did not commence until the completion of a pipeline system in January 1995, which connected its Raton Basin wells to the CIG pipelines. From January 1995 through December 2002, the Company sold an aggregate of approximately 122 Bcf of coal bed methane gas from the Raton Basin. Evergreen's net daily gas sales at March 15, 2003 were averaging approximately 120 MMcf. Because of the importance of removing water from the coal seams to enhance gas production, the Company expects to continue production from more modest wells because of the beneficial ambient effect of pressure reduction in adjacent, more productive wells. Each well creates its own "cone of depression" around the wellbore. The Company believes that some of its Raton Basin wells on adjacent 160-acre sites have already created overlapping cones of depression, enhancing gas production in each well within this pattern. In some cases this pattern of interference can be enhanced by drilling a fifth and sixth well in the 640-acre section.

        Raton Basin gas contains insignificant amounts of contaminants, such as hydrogen sulfide, carbon dioxide or nitrogen, that are sometimes present in conventional natural gas production. Therefore, the properties of Raton Basin gas, such as heat content per unit volume (British Thermal units, or "Btu"), are close to the average properties of pipeline gas from conventional gas wells.

Office and Operations Facilities

        The Company leases its corporate offices in Denver, Colorado. The Company has an office lease for approximately $0.6 million per year through 2008. The Company believes its office space will be sufficient for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

        On December 26, 2002, Evergreen was named as a defendant in a class action lawsuit filed in the United States District Court for the District of Colorado. The plaintiffs, Mountain West Exploration, Inc., Joel Nelson and Synergy Operations Company, LLC, are royalty owners and overriding royalty owners who are alleging that they were underpaid royalties and seek to recover damages and declaratory and injunctive relief. Evergreen intends to vigorously defend this action and has asserted numerous affirmative defenses. It is too early to provide an evaluation of the likelihood of an unfavorable outcome or an estimate of the amount or range of potential loss.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Price Range of Common Stock

        Evergreen's common stock has been listed on the New York Stock Exchange under the market symbol "EVG" since September 8, 2000. Prior to that date, it was included for quotation in the Nasdaq National Market under the symbol "EVER." The following table sets forth the range of high and low sales prices per share of common stock for the periods indicated.

	High	Low
Year Ended December 31, 2001
First Quarter	$43.50	$29.45
Second Quarter	50.99	34.80
Third Quarter	42.35	30.65
Fourth Quarter	43.00	32.04
Year Ended December 31, 2002
First Quarter	$43.65	$33.01
Second Quarter	45.40	39.26
Third Quarter	42.51	30.90
Fourth Quarter	47.00	37.75

        As of March 14, 2003, there were approximately 1,500 holders of record of the common stock.

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

ITEM 6. SELECTED FINANCIAL DATA

        The selected consolidated financial information presented below for the years ended December 31, 1998 through 2002 is derived from the Consolidated Financial Statements of the Company.

        This information should be read in conjunction with the Consolidated Financial Statements and Notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations. In 2002, the Company impaired approximately $51.5 million of international oil and gas properties net of a foreign currency exchange gain of approximately $1.0 million (see Note 3 to the Consolidated Financial Statements). The Company acquired certain properties effective September 2000 and included the operations of these properties in its consolidated operations beginning September 1, 2000. Effective February 18, 1999, Evergreen sold its 49% interest in Maverick Stimulation Company ("Maverick") and recorded a gain net of tax of approximately $0.5 million or $0.03 per diluted share. This transaction was accounted for as a discontinued operation and the results of operations have been excluded from continuing operations in the consolidated statements of income for all periods presented.

        Certain reclassifications have been made to prior financial statements to conform with the current presentation.

	Years Ended December 31,
	2002	2001	2000	1999	1998
	(in thousands, except per share amounts)
Statement of Operations Data
Revenues:
Natural gas revenues	$111,550	$119,745	$59,128	$26,722	$21,582
Interest and other	576	1,025	565	207	178

Total revenues	112,126	120,770	59,693	26,929	21,760

Expenses:
Lease operating expenses	16,161	12,228	7,475	4,245	2,280
Transportation costs	12,233	9,524	5,902	4,001	2,519
Production and property taxes	5,960	5,472	2,567	1,146	1,077
Depreciation, depletion and amortization	20,916	16,212	8,190	4,757	3,860
Impairment of international properties	51,546	—	—	—	—
General and administrative expenses	9,226	6,985	4,364	3,024	1,933
Interest expense	8,345	8,331	3,330	1,927	1,870
Other	645	653	178	175	286

Total expenses	125,032	59,405	32,006	19,275	13,825

(Loss) income from continuing operations before income taxes	(12,906)	61,365	27,687	7,654	7,935
Income tax provision—deferred	(4,582)	22,838	10,695	2,979	3,062

(Loss) income from continuing operations	(8,324)	38,527	16,992	4,675	4,873
Discontinued operations
Gain on disposal of discontinued operations, net	—	—	—	452	—
Equity in earnings of discontinued operations, net	—	—	—	—	339

Net (loss) income	(8,324)	38,527	16,992	5,127	5,212
Preferred stock dividends	—	—	(2,929)	—	—

Net (loss) income attributable to common stockholders	$(8,324)	$38,527	$14,063	$5,127	$5,212

Basic (loss) income per common share
From continuing operations	$(0.44)	$2.08	$0.91	$0.36	$0.47
From discontinued operations	—	—	—	0.03	0.03

Basic (loss) income per common share	$(0.44)	$2.08	$0.91	$0.39	$0.50

Diluted (loss) income per common share
From continuing operations	$(0.44)	$1.98	$0.87	$0.34	$0.44
From discontinued operations	—	—	—	0.03	0.03

Diluted (loss) income per common share	$(0.44)	$1.98	$0.87	$0.37	$0.47

Statement of Cash Flows Data
Net cash provided by (used in):
Operating activities	$53,602	$90,113	$31,274	$12,731	$12,147
Investing activities	(114,766)	(122,547)	(144,196)	(43,864)	(47,202)
Financing activities	58,990	31,457	116,269	30,471	34,260
	December 31,
	2002	2001	2000	1999	1998
	(in thousands)
Balance Sheet Data
Cash and cash equivalent	$871	$3,024	$4,034	$651	$1,334
Working (deficit) capital	(5,138)	(6,793)	6,850	(62)	(468)
Total assets	606,761	556,025	450,745	184,369	139,626
Total long-term obligations	236,000	181,000	149,748	15,500	47,045
Total stockholders' equity	312,428	314,940	266,852	153,510	79,679

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

General

        Evergreen is an independent energy company engaged in the operation, development, production, exploration and acquisition of unconventional natural gas properties. Evergreen is one of the leading developers of coal bed methane reserves in the United States. Its current operations are principally focused on developing and expanding its coal bed methane project located in the Raton Basin in southern Colorado. The Company has begun a coal bed methane project in southern Alaska.

        The Company had 837 net producing gas wells at December 31, 2002. The Company's average net daily natural gas sales during the month of December 31, 2002 were approximately 114 MMcf.

        The following table sets forth certain operating data of the Company for the periods presented:

	Years Ended December 31,
	2002	2001	2000	1999	1998
Natural gas sales (MMcf)	38,988	30,807	19,521	13,656	10,021
Average daily sales (MMcf)	106.8	84.4	53.3	37.4	27.5
Average realized sales price per Mcf*	$2.86	$3.89	$3.03	$1.96	$2.15
Cost Per Mcf:
Lease operating expenses	$0.41	$0.40	$0.38	$0.31	$0.23
Transportation costs	0.31	0.31	0.30	0.29	0.25
Production and property taxes	0.15	0.18	0.13	0.08	0.11
Depreciation, depletion and amortization	0.54	0.53	0.42	0.35	0.39
General and administrative expenses	0.24	0.23	0.22	0.22	0.19
Interest expense	0.21	0.27	0.17	0.14	0.19

*
Includes effects of hedging

Results of Operations

Year ended December 31, 2002 compared to year ended December 31, 2001

        The Company recorded a net loss of $8.3 million or $0.44 per diluted share for the year ended December 31, 2002, compared to net income of $38.5 million or $1.98 per diluted share for the year ended December 31, 2001. The decrease in net income of approximately $46.8 million compared to the prior year was due primarily to a non-cash after-tax impairment charge, net of a foreign currency gain, of $33.2 million related to the Company's international properties as discussed below.

        Natural gas revenues decreased to $111.6 million during the year ended December 31, 2002 from $119.7 million in the prior year. This decrease was due to a 26% decline in average realized natural gas prices from $3.89 per Mcf in 2001 to $2.86 per Mcf in 2002. The decrease in average realized gas prices was partially offset by a 27% increase in natural gas production. The Company recognized $6.5 million of hedging losses for the year ended December 31, 2002 compared to gains of $13.9 million during 2001. These transactions are included in natural gas sales. See "Hedging Transactions" within Liquidity and Capital Resources for more information regarding the Company's hedging activities, including information on hedges currently in place for the years ending December 31, 2003 and 2004.

        Net gas production for the year ended December 31, 2002 increased to 39.0 Bcf or an average 106.8 MMcf per day from 30.8 Bcf or an average of 84.4 MMcf per day in the prior year. The number of net producing wells increased to 837 at December 31, 2002 from 681 at December 31, 2001. Evergreen drilled 158 coal bed methane wells in the Raton Basin during 2002 compared to 145 coal bed methane wells during 2001.

        Interest and other income decreased to $0.6 million during the year ended December 31, 2002 as compared to $1.0 million in 2001. The decrease was primarily due to the accretion of a $0.5 million discount in 2001 on convertible preferred stock that the Company purchased in February 2001. The preferred stock was redeemed in May 2002. (See Note 13 to the Consolidated Financial Statements.)

        Lease operating expenses for the year ended December 31, 2002 were $16.2 million compared to $12.2 million during 2001. While overall lease operating expenses increased by $4.0 million, lease operating expenses on a per Mcf basis remained generally consistent at $0.41 per Mcf for the year ended December 31, 2002 compared to $0.40 for the year ended December 31, 2001. The increase of $0.01 per Mcf was due primarily to $0.03 per Mcf increase in well repairs and compressor maintenance which was partially offset by a $0.02 per Mcf decrease in water disposal costs.

        Transportation costs were $12.2 million for the year ended December 31, 2002 compared to $9.5 million for the year ended December 31, 2001. On an equivalent Mcf basis, transportation costs remained consistent at $0.31 per Mcf during each period.

        For the year ended December 31, 2002, production and property taxes were $6.0 million as compared to $5.5 million in 2001. The Company pays production taxes on the value of its natural gas physically sold. Accordingly, any financial hedging gains and losses realized by the Company, which are recorded as a component of natural gas revenues, are not subject to production taxes. Excluding hedging losses of $6.5 million for the year ended December 31, 2002 and hedging gains of $13.9 million for the year ended December 31, 2001, production and property taxes as a percent of natural gas sales were approximately 5.0% and 5.2%, respectively.

        Depreciation, depletion and amortization expense for the year ended December 31, 2002 was $20.9 million compared to $16.2 million for the year ended December 31, 2001. On an equivalent Mcf basis, depreciation, depletion and amortization expense remained generally consistent at $0.54 per Mcf during 2002 as compared to $0.53 per Mcf during 2001.

        During the year ended December 31, 2002, the Company recorded impairment charges of $51.5 million, net of a foreign currency exchange gain of approximately $1.0 million, related to property interests in the United Kingdom, Northern Ireland, the Republic of Ireland, the Falkland Islands and Chile as discussed below.

        United Kingdom:    The drilling and evaluation program for 2002 included the hydraulic fracture stimulation of multiple coal seams in three mine gas interaction wells ("interaction wells"), the drilling of three coal mine methane wells ("gob gas wells") and one interaction well, as well as production testing on several existing coal bed methane wells.

        During the second quarter of 2002, the fracture stimulation work was completed on the three interaction wells with production testing completed in the third quarter of 2002. The resulting production was not significant enough for commercial production and therefore, the wells were temporarily shut-in.

        The 2002 drilling program yielded positive results with two coal mine methane wells that are capable of commercial production, with estimated daily rates in the range of 500 Mcf to 750 Mcf of gas per well. These wells are currently shut-in, pending pipeline construction and negotiations (gas purchase contract, gas price and take-or-pay volume) with several end-users.

        The production testing of the CBM wells did not produce consistent daily rates in excess of 50 Mcf. A reasonable possibility exists that these wells may, over the long term, achieve satisfactory production rates. However, the Company has concluded that the slow desorption and dewatering of the coals using vertically drilled and conventionally fracture stimulated wellbores will take an excessive time period to recover economic reserves. This is due primarily to the very low permeability and slow diffusivity rates of the UK Westphalian-age coals. Because the vertical well concept did not appear to yield economic production rates, the Company in the summer of 2002 began investigating the use of "horizontal branched lateral wells" for the CBM project. The horizontal well concept had worked in similar age and coal rank-wells in the Mid-Continent and Appalachian Basin in the United States. Generally, through a vertical wellbore, the horizontal laterals radiate out from the vertical wellbore, intersecting the natural fractures and permeability of single or multiple coal seams. The horizontal laterals pattern can drain up to 1,200 acres versus an average 160-acre drainage from a vertical well bore. Horizontal wells do not require fracture stimulation. The horizontal well concept may work in the UK for a number of reasons. The unknown variables for the concept are as follows: cost, production rate, production profile, recovery factors, hole stability and artificial lift of produced water.

        The Company had completed the production testing on substantially all wells in the third quarter of 2002. Because of the results previously described, the Company recorded a partial impairment of $15.9 million to the asset value of the United Kingdom properties in the third quarter of 2002. Subsequent to September 30, 2002, the Company believed there was sufficient value and interest by other entities in the coal mine methane gas wells and the horizontal lateral well concept that a value of $15 to $16 million would be realized through a corporate or asset transaction. However, a transaction could not be completed to allow Evergreen to exit the United Kingdom without extensive ongoing involvement from Evergreen's technical personnel. Therefore, due to an unfavorable regulatory environment, high capital costs, the lack of infrastructure for oil and gas development and delays in approval processes, the Company determined to redirect its efforts to North America, and as such the Company will not invest any additional funds for the development of the horizontal lateral well concept or the drilling of additional coal mine methane wells. As a result, the Company recorded an impairment of approximately $17.2 million in the fourth quarter of 2002, representing the remaining carrying value of the UK properties as of December 31, 2002. The United Kingdom properties are being offered for sale, and the Company expects any remaining international operations to conclude by the end of 2003's second quarter.

        Northern Ireland and the Republic of Ireland:    During the quarter ended September 30, 2002, Evergreen completed its evaluation of the five wells drilled in Northern Ireland and the Republic of Ireland. In the first and second quarter of 2002, the wells were hydraulic fracture stimulated. The Company completed its production testing and determined that estimated gas production from the Mullaghmore and Dowra sandstone were not at a level that would provide an adequate return to the Company. Therefore, the Company recorded an impairment against the carrying value of $13.7 million, net of a foreign currency exchange gain of approximately $1.0 million. The five remaining wells in Northern Ireland and the Republic of Ireland are in the process of being plugged and abandoned and the licenses are also being relinquished.

        Other international:    Evergreen is maintaining its interest in the Falkland Islands and in Chile but was unable to determine when these projects would be drilled or monetized. As a result, an impairment of $4.7 million was taken in the third quarter of 2002 to eliminate the carrying value of these assets.

        The impairments of the Company's international assets were based on estimates made by management using probability-weighted expected future cash flows with consideration given to plugging and abandonment liabilities and possible sales proceeds. Given the uncertainty of such estimates, it is possible that these estimates may change in the future. The Company expects to recognize a $1.0 million foreign currency exchange gain in the first quarter of 2003 related to the exit of its United Kingdom operations.

        General and administrative expenses were $9.2 million during the year ended December 31, 2002 as compared to $7.0 million during 2001. The increase over 2001 was primarily due to a $1.2 million increase in general and administrative salaries, bonuses and related benefits. General and administrative expense on a per-unit of production basis was $0.24 for the year ended December 31, 2002 compared to $0.23 per Mcf during 2001.

        Interest expense, net of capitalized amounts, was $8.3 million during each of the years ended December 31, 2002 and 2001. Although average debt balances were higher during 2002 than during 2001, interest expense remained consistent due to a reduction in average interest rates from approximately 6.1% during 2001 to 4.4% during 2002. The increase in average borrowings was due to the funds used for the Company's exploration and development activities during 2002.

        The Company provided for deferred taxes at a rate equal to 35.5% of net loss before taxes for the year ended December 31, 2002. For the first six months of 2001, the Company provided for deferred income taxes at an effective rate of 38% and reduced the percentage to 35.5% in the third of quarter of 2001 primarily due to Colorado income tax credits the Company expected to be able to utilize on a prospective basis. The tax credits relate to the Company's development activities in the Raton Basin.

        On a quarterly basis the Company is required to review the carrying value of its oil and gas properties under the full cost accounting rules of the Securities and Exchange Commission. Under these rules, capitalized costs of proved oil and gas properties may not exceed the present value of estimated future net revenues from proved reserves, discounted at 10%. Application of the ceiling test generally requires pricing future revenue at the unescalated prices in effect as of the last day of the quarter and requires a write-down for accounting purposes if the ceiling is exceeded. At December 31, 2002, the spot price that the Company would have realized for its natural gas sales was $4.22 per Mcf. At this price level, the Company did not have a write-down as the present value of the Company's future net revenues, discounted at 10%, exceeded the Company's capitalized costs. If natural gas prices were to drop to lower levels during future periods, the Company could be required to record a write-down of its capitalized costs.

Year ended December 31, 2001 compared to year ended December 31, 2000

        Net income attributable to common stockholders was $38.5 million or $1.98 per diluted share for the year ended December 31, 2001 versus net income attributable to common stockholders of $14.1 million or $0.87 per diluted share in 2000.

        Natural gas revenues increased to $119.7 million during the year ended December 31, 2001 from $59.1 million in the prior year. The increase in natural gas revenues of $60.6 million, or 103%, was due to a 58% increase in sales volumes to 30.8 Bcf from 19.5 Bcf and a 28% increase in average gas prices to $3.89 per Mcf in 2001 from $3.03 per Mcf in 2000. The 28% increase in average gas prices was partially due to an increase in hedging gains to $13.9 million in 2001 compared to $0.3 million in 2000. The increase in sales volumes was due to increased drilling activity and to two property acquisitions, which occurred in September 2000 and June 2001, respectively. The number of net producing Raton Basin wells increased to 681 at December 31, 2001 from 491 at December 31, 2000. Net sales from drilling operations increased by 23% to 20.1 Bcf (55.1 MMcf per day) in 2001 from 16.3 Bcf (44.5 MMcf per day) in 2000. Net sales from the acquired properties increased to 10.7 Bcf in 2001 from 3.2 Bcf in 2000. The increase in the property acquisition sales was primarily due to a full year of operations of the KLT properties in 2001 versus four months in 2000 and the addition of the Lorencito properties in mid-2001. On a daily sales comparison the average daily sales from the acquired properties were 29.3 MMcf per day in 2001 versus 26.5 MMcf per day in 2000.

        Interest and other income increased to $1.0 million during the year ended December 31, 2001 as compared to $0.6 million in 2000, an increase of 81%. The increase was primarily due to the accretion of a $0.5 million discount on convertible preferred stock the Company purchased in February 2001. (See Note 13 to the Consolidated Financial Statements for more information.)

        During the year ended December 31, 2001, lease operating expenses were $12.2 million as compared to $7.5 million in the prior year. The increase in lease operating expense was due to the increase in the number of producing wells, an increase in the number of compressors, an increase in field personnel and workover costs related to well repairs. On a per Mcf basis, lease operating expenses were $0.40 per Mcf for the year ended December 31, 2001 compared to $0.38 per Mcf for the year ended December 31, 2000. The $0.02 increase was primarily attributable to a $0.02 per Mcf increase in labor costs, a $0.01 per Mcf increase in well repairs and a $0.01 per Mcf increase in compressor rentals, which were offset by a $0.02 per Mcf decrease in water disposal costs.

        Transportation costs increased $3.6 million from $5.9 million for the year ended December 31, 2000 to $9.5 million for the year ended December 31, 2001. The increase of 61% was primarily due to the 58% increase in sales volumes.

        For the year ended December 31, 2001, production and property taxes were $5.5 million or $0.18 per Mcf as compared to $2.6 million or $0.13 per Mcf in the prior year. The increase in both total dollars and cost per Mcf was primarily due to higher natural gas prices. As a percentage of natural gas sales, production and property taxes were 4.6% and 4.3% for the years ending December 31, 2001 and 2000, respectively.

        Depreciation, depletion and amortization expense for the year ended December 31, 2001 was $16.2 million versus $8.2 million in 2000. Depreciation, depletion and amortization expense increased to $0.53 per Mcf in 2001 as compared to $0.42 per Mcf in 2000. The increase in cost per Mcf was primarily due to the KLT property acquisition in September 2000, which had an acquisition cost of $1.12 per Mcf.

        General and administrative expenses were $7.0 million during the year ended December 31, 2001 versus $4.4 million in 2000. The increase in 2001 of $2.6 million was due to the expected increase in the overall growth in corporate activity. During 2001, personnel costs increased $1.2 million due to the addition of new staff, salary and bonus increases and related benefits, professional fees increased approximately $0.3 million and office expense increased $0.6 million primarily related to additional office space. Although the overall general and administrative expenses increased $2.6 million for the year ended December 31, 2001, the cost per Mcf increased only slightly to $0.23 from $0.22 in the prior year.

        Interest expense, net of capitalized amounts, was $8.3 million during the year ended December 31, 2001 as compared to $3.3 million in 2000. The $5.0 million increase for 2001 over the prior year was due to the increased average outstanding balance on the revolving credit facility in 2001 of approximately $155 million compared to approximately $53 million in 2000. The increase in the average amount outstanding on the revolving credit facility was offset by a decrease in the average interest rate on the revolving credit facility during 2001 to approximately 6%. The increase in average borrowings was due to the funds used for redemption of the mandatory redeemable preferred stock in December 2000, the KLT property acquisition in September 2000 and the accelerated development in the Raton Basin during 2001.

        Other expense of $0.7 million for the year ended December 31, 2001 included a $0.3 million charge to earnings related to the write-off of the majority of the assets of EnviroSeis, LLC, a wholly-owned 2-D seismic company.

        In connection with the KLT property acquisition in September 2000, the Company issued $100 million in redeemable preferred stock with an annual dividend rate of 9.5%. Dividends of

$2.9 million were paid during the period ended December 31, 2000. The redeemable preferred stock was redeemed on December 22, 2000 with funds from the Company's line of credit.

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

        The Company currently has a $200 million revolving credit facility with a bank group (the "Banks"). The credit facility is available through July 1, 2005. Advances pursuant to this credit facility are limited to a borrowing base, which is presently $200 million. The Company may elect to use either the LIBO rate plus a margin of 1.125% to 1.50% or the prime rate plus a margin of 0% to 0.25%, with margins on both rates determined on the average outstanding borrowings under the credit facility. The borrowing base is redetermined semi-annually by the Banks based upon reserve evaluations of Evergreen's oil and gas properties. An average annual commitment fee of 0.375% is charged quarterly for any unused portion of the credit line. The agreement is collateralized by substantially all domestic oil and gas properties and guaranteed by substantially all of the Company's subsidiaries. The credit agreement also contains certain net worth, leverage and ratio requirements. At December 31, 2002, Evergreen had $136 million of outstanding borrowings under this credit facility, with a current average interest rate of approximately 3.2%. The Company was in compliance with all loan covenants for all periods presented.

        The Company expects to continue to utilize cash from operations as well as its available funds under its revolving credit facility to fund capital expenditures and working capital obligations during 2003. As of February 28, 2003, the Company had $72 million available under its line of credit. Future cash flows will be influenced, among other factors, by the market price of natural gas as well as the number of producing properties on line. To the extent that gas prices decline, the Company's revenues, cash flows and earnings could be adversely affected, which could require the Company to rely more heavily on its revolving credit facility to fund its 2003 capital budget. The Company's management believes that if gas prices were to decline to a level that would have a material adverse effect on cash flows, the Company would continue to meet its working capital obligations and its 2003 capital budget (as discussed below) through its capacity under the revolving credit facility. The Company has reduced its exposure to declines in natural gas prices throughout 2003 by hedging a portion of its natural gas production. See "Hedging Activities" below for more information.

        The Company's 2003 capital budget is estimated to be approximately $110.0 million. Of this total, approximately $97.1 million will be directed to Evergreen's coal bed methane operations in the Raton Basin, which includes approximately $33.4 million for infrastructure, approximately $40.6 million for the drilling and completion of 160 wells, and approximately $23.1 for recompletions and equipment. Approximately $12.9 million of the 2003 capital budget is expected to be spent on the Company's coal bed methane project in southern Alaska and other exploration projects.

        Subsequent to December 31, 2002, Evergreen's Board of Directors has authorized a significant increase in the Company's capital expenditure budget for 2003, in addition to the capital budget of $110.0 million discussed above, in anticipation of potential targeted company and asset acquisitions of unconventional natural gas properties in North America. The Company is in various stages of negotiations to complete one or more acquisition transactions within the first six months of 2003. The Company is in the final stages of negotiations with respect to a stock-for-stock acquisition of a company whose reserves and revenues represent approximately seven percent and thirteen percent of the combined company's reserves and revenues, respectively, on a pro-forma basis. This transaction would be subject to the satisfactory completion of due diligence, shareholder approval by the acquired company's shareholders and other customary conditions. The successful completion of certain other contemplated transactions is dependent upon, among other things, the Company emerging as the winning bidder in a competitive bid process, completion of negotiations, and satisfactory results of due diligence procedures on the transactions. At this time no assurances can be given that any one or more of these potential transactions will be completed. The Company believes it has sufficient ability to fund these potential acquisitions through a combination of cash flow from generated from operations, the issuance of Evergreen common stock or other securities, and increased availability under the Company's line of credit. The Company is in the process of negotiating with its bank group an increase of $100 million in the borrowing base on its existing line of credit, which increase, if received, would raise the maximum availability under the line of credit from $200 million to $300 million. In addition, the Company has filed a shelf registration with the SEC for the issuance of debt securities, common or preferred stock, or other securities with an aggregate offering amount of up to $300 million. The Company plans to use the proceeds from possible sales of securities for general corporate purposes, which could include debt repayment, working capital, capital expenditures or acquisitions. In addition, the Company has filed a shelf registration statement providing for the offering of common stock in connection with acquisitions of other businesses and assets. The aggregate offering amount under the acquisition shelf registration statement is $50 million.

Cash Flows and Capital Expenditures

        Cash flows provided by operating activities were $53.6 million for the year ended December 31, 2002 as compared to cash flows provided by operating activities of $90.1 million for the year ended December 31, 2001. The decrease of $36.5 million or 41%, was primarily attributable to a $19.0 million change in operating assets and liabilities as well as a 26% decrease in average realized gas price on a per unit basis. The year-over-year change in accounts receivable represented approximately $12.1 million of the $19.0 million change in operating assets and liabilities. This was primarily due to higher natural gas prices during December 2002 and 2000 compared to December 2001.

        Cash flows used in investing activities were $114.8 million during the year ended December 31, 2002, versus $122.5 million in 2001. The decrease of $7.7 million was primarily attributable to a sale leaseback transaction in 2002, which involved the sale a portion of the Company's well service equipment for approximately $10.0 million. This equipment is now leased under the terms of an operating lease which provides for annual payments of approximately $2.0 million over the next five years.

        Total capital expenditures for the year ended December 31, 2002 were $130.7 million. These capital costs included: $45.9 million to drill and complete 161 Raton Basin wells; $13.6 million for other Raton Basin drilling projects; $37.0 million for the Raton Basin gas collection facilities; and $24.4 million for exploration projects, consisting of $14.6 million for international projects and $9.8 million for domestic exploration, including Alaska. The remaining amount of approximately $9.8 million consisted primarily of capital expenditures by the Company's wholly-owned well service company, which included the purchase of a coiled tubing unit, two workover rigs and a second fleet of fracture stimulation and cementing units.

        Cash flows provided by financing activities were $59.0 million during the year ended December 31, 2002, as compared to cash flows provided by financing activities of $31.5 million in 2001. The increase of $27.5 was primarily attributable to the $36.5 million decrease in operating cash flows resulting in increased borrowings under the revolving credit facility.

Contractual Obligations

        In addition to the revolving credit facility discussed above, the Company had various other contractual obligations as of December 31, 2002. The following table lists the Company's significant commitments at December 31, 2002, including the revolving credit facility and the senior convertible notes:

	Payments Due By Period
Contractual Obligations	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
	(in thousands)
Revolving credit facility	$136,000	$—	$136,000	$—	$—
Convertible notes	100,000	—	—	—	100,000
Operating leases	13,762	2,956	5,346	5,238	222
Transportation commitments	127,164	12,541	27,016	26,348	61,259
Unconditional purchase obligations	5,430	5,430	—	—	—

Total contractual obligations	$382,356	$20,927	$168,362	$31,586	$161,481

        In December 2001, the Company issued $100 million in senior unsecured convertible notes. The notes are due in 2021 and bear interest at a fixed annual rate of 4.75%, which is to be paid in cash on June 15 and December 15 of each year. In addition to the fixed interest, the Company will pay contingent interest to the holders of the notes if the average trading price of the notes for an established number of days exceeds 120% or more of the principal amount of the notes. The rate of contingent interest payable in respect to any six-month period will equal the greater of (1) a per annum rate equal to 5% of the Company's estimated per annum borrowing rate for senior non-convertible fixed-rate debt with a maturity date comparable to the notes or (2) 0.30% per annum. In no event may the contingent interest rate exceed 0.40% per annum.

        The Company leases its corporate offices in Denver, Colorado under the terms of an operating lease, which expires in 2008. Yearly payments under the lease are approximately $0.6 million. The remaining operating lease commitments represent vehicle and well service equipment leases, which expire beginning in 2003 through 2007.

        At December 31, 2002, Evergreen's firm transportation commitments were 107 MMcf of gross gas sales per day. In addition, the Company had committed to an additional 20 MMcf per day, subject to a ramp-up schedule which anticipates five MMcf per day increments each four months from February 2003 through February 2004. Thus, Evergreen's total transportation commitments will increase in increments to a total of 127 MMcf gross gas sales per day by February 2004.

        At December 31, 2002, the Company had entered into agreements with a vendor to construct and deliver three gas compressors at a total cost of approximately $5.4 million.

Hedging Transactions

        The Company may use derivative instruments to manage exposures to commodity prices, foreign currency and interest rate risks. The Company's objectives for holding derivatives are to achieve a consistent level of cash flow to support its capital budgeting and expenditure plans and to maximize internal rates of return for capital projects, including property acquisition investments. These transactions limit Evergreen's exposure to declines in prices, but also limit the benefits Evergreen would realize if prices increase. The Company does not enter into derivative instruments for trading purposes.

        At December 31, 2002, the Company had the following open derivative contracts in place (the instruments are denoted in MMBtu, which convert on an approximate 1-for-1 basis into Mcf):

Contract Period	Type of Instrument	Volume in MMBtu/day	Realized Price per MMBtu	Unrealized Losses at December 31, 2002
				(in thousands)
January 2003 - December 2003	Costless Collar	20,000	$3.26/5.02	$(734)
January 2003 - December 2003	Swap	10,000	$4.13	(720)
January 2004 - December 2004	Costless Collar	20,000	$3.21/4.91	(461)
January 2004 - December 2004	Swap	10,000	$3.75	(818)

				$(2,733)

        Based on the calculated fair values at December 31, 2002, the Company expects to reclassify net losses of approximately $1.4 million into the statement of operations related to the above derivative contracts during the next 12 months.

        The following table provides a reconciliation of the fair values of the Company's derivative commodity contracts at December 31, 2001 to the fair value at December 31, 2002.

Fair Value of Commodity Contracts
(in thousands)
Fair value of contracts as of December 31, 2001	$—
Net changes in contract fair value	(9,256)
Net contract losses recognized	6,523

Fair value of contracts as of December 31, 2002	$(2,733)

        In addition to the derivative contracts discussed above, the Company had the following physical delivery contracts in place at December 31, 2002.

  •
  10,000 MMBtu per day from January 1, 2003 through March 31, 2003 for the lesser of current market price or a gross price of $2.45 per MMBtu, and

  •
  a maximum of 4,000 MMBtu per day from January 1, 2003 through April 30, 2003 at an average price of $2.54 per MMBtu plus transportation costs.

        Subsequent to December 31, 2002, the Company entered into the following commodity swap agreements:

Contract Period	Volume in MMBtu day	Average Realized Price per MMBtu
February 2003	10,000	$5.09
February 2003 - December 2003	50,000	$4.36
March 2003 - December 2003	10,000	$4.68

Income Taxes and Net Operating Losses

        As of December 31, 2002, the Company had net operating loss carryforwards for tax purposes of approximately $66.8 million, which expire beginning in 2008 through 2022. Additionally, the Company had tax credit carryforwards for tax purposes of approximately $7.3 million, $7.1 million of which relate to state tax credits and will expire beginning in 2003 through 2014.

        The state tax credits are subject to limitation, and the Company has concluded that, based upon expected future results, the future reversals of taxable temporary differences and the tax benefits derived from the exercise of employee stock options, there is no reasonable assurance that the entire tax benefit of the tax credits can be used. Accordingly, a valuation allowance has been established. See Note 6 to the Consolidated Financial Statements for categories of book and tax timing differences.

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

        In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The adoption of this statement will require the Company to record a non-cash expense, net of tax, of approximately $0.7 million as a cumulative effect of change in accounting principle in the first quarter of 2003. In addition, the Company will record a non-current liability of approximately $4.6 million and an addition to oil and gas properties and the gas collection system of approximately $3.9 million in connection with the adoption of this statement effective January 1, 2003.

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB No. 4, 44 and 64, Amendment of FASB No. 13, and Technical Corrections." SFAS No. 145 rescinds FASB No. 4 "Reporting Gains and Losses from Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." This statement also rescinds SFAS No. 44 "Accounting for Intangible Assets of Motor Carriers" and amends SFAS No. 13, "Accounting for Leases." This statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. This statement is effective for the Company on January 1, 2003. The Company does not expect the adoption of this statement to have a material effect on its financial statements.

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

        In December 2002, the FASB approved SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has adopted the disclosure requirements of SFAS No. 148 effective December 31, 2002 in its consolidated financial statements. The Company will continue to account for stock-based compensation using the methods detailed in the stock-based compensation accounting policy as described in Note 1 to the Consoldiated Financial Statements.

Critical Accounting Policies and Estimates

        The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its Consolidated Financial Statements.

        Reserve Estimates:    The Company's estimates of oil and natural gas reserves, by necessity, are projections based on geologic and engineering data, and there are uncertainties inherent in the interpretation of such data as well as the projection of future rates of production and the timing of development expenditures. Reserve engineering is a subjective process of estimating underground accumulations of oil and natural gas that are difficult to measure. The accuracy of any reserve estimate is a function of the quality of available data, engineering and geological interpretation and judgment. Estimates of economically recoverable oil and natural gas reserves and future net cash flows necessarily depend upon a number of variable factors and assumptions, such as historical production from the area compared with production from other producing areas, the assumed effects of regulations by governmental agencies and assumptions governing future oil and natural gas prices, future operating costs, severance, ad valorem and excise taxes, development costs and workover and remedial costs, all of which may in fact vary considerably from actual results. For these reasons, estimates of the economically recoverable quantities of oil and natural gas attributable to any particular group of properties, classifications of such reserves based on risk of recovery, and estimates of the future net cash flows expected there from may vary substantially. Any significant variance in the assumptions could materially affect the estimated quantity and value of the reserves, which could affect the carrying value of the Company's oil and gas properties and the rate of depletion of the oil and gas properties. Actual production, revenues and expenditures with respect to the Company's reserves will likely vary from estimates, and such variances may be material.

        The Company's estimated quantities of proved reserves at December 31, 2002 were audited by independent petroleum engineers Netherland Sewell & Associates, Inc.

        Property, Equipment and Depreciation:    The Company follows the full-cost method of accounting for oil and gas properties. Under this method, all productive and nonproductive costs incurred in connection with the exploration for and development of oil and gas reserves are capitalized. Such capitalized costs include lease acquisition, geological and geophysical work, delay rentals, drilling, completing and equipping oil and gas wells, and salaries, benefits and other internal salary-related costs directly attributable to these activities. Costs associated with production and general corporate activities are expensed in the period incurred. Interest costs related to unproved properties and properties under development are also capitalized to oil and gas properties. If the net investment in oil and gas properties exceeds an amount equal to the sum of (1) the standardized measure of discounted future net cash flows from proved reserves (see Note 14 to the Consolidated Financial Statements), and (2) the lower of cost or fair market value of properties in process of development and unexplored acreage, the excess is charged to expense as additional depletion. Normal dispositions of oil and gas properties are accounted for as adjustments of capitalized costs, with no gain or loss recognized.

        Gas collection and support equipment are stated at cost. Depreciation and amortization for the Raton Basin gas collection system, with the exception of the gas compressor facilities, is computed on the units-of-production method based upon total reserves of the field. Gas compressor facilities and other support equipment are depreciated using the straight-line method over the estimated useful lives of the assets of three to 30 years.

        The Company is required to review the carrying value of its oil and gas properties each quarter under the full cost accounting rules of the Securities and Exchange Commission. Under these rules, capitalized costs of proved oil and gas properties may not exceed the present value of estimated future net revenues from proved reserves, discounted at 10%. Application of the ceiling test generally requires pricing future revenue at the unescalated prices in effect as of the last day of the quarter and requires a write-down for accounting purposes if the ceiling is exceeded. Unproved oil and gas properties are not amortized, but are assessed for impairment either individually or on an aggregated basis using a comparison of the carrying values of the unproved properties to net future cash flows.

        Derivative Financial Instruments:    Effective January 2001, derivative financial instruments utilized to manage or reduce commodity price risk related to the Company's production are accounted for under the provisions of SFAS No. 133 "Accounting for Derivative Instruments and for Hedging Activities." Under this statement, all derivatives are carried on the balance sheet at fair value.

        The estimated fair values of the Company's derivative instruments require substantial judgment. The Company estimates the fair values of its commodity swaps using a discounted future cash flow technique and estimates the fair values of its commodity costless collars using the Black Scholes option-pricing model. The pricing and discounting variables used in the Company's valuations are sensitive to market volatility as well as changes in future price forecasts, regional price differentials and interest rates. Actual gains or losses recognized may be materially different than what the Company has estimated at December 31, 2002 and will depend solely on the regional price indexes of the commodities on the specified settlement dates provided by the derivative contracts.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

        The Company measures its exposure to market risk at any point in time by comparing its open positions to a market risk of fair value. The market prices the Company uses to determine fair value are based on management's best estimates, which consider various factors including closing exchange prices, volatility factors and the time value of money. At December 31, 2002, the Company was exposed to some market risk with respect to long-term debt, foreign currency and natural gas prices; however, management did not believe such risk to be material.

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

        Assuming production, the percent of gas hedged and the average realized market price of the unhedged gas sold remained unchanged from the year ended December 31, 2002, a hypothetical 10% decline in the average market price the Company realized during the year ended December 31, 2002 on unhedged production would reduce the Company's natural gas revenues by approximately $3.0 million on an annual basis.

        Interest Rate Risk.    At December 31, 2002, Evergreen had long-term debt outstanding of $236 million. The interest rates on the Company's revolving credit facility, under which $136 million in indebtedness was outstanding at December 31, 2002, range from LIBO rate plus 1.50% to prime plus 0.25% and are variable; however, they may be fixed at Evergreen's option for periods of time between 30 to 90 days. A 10% increase in short-term interest rates on the floating-rate debt outstanding at December 30, 2002 would equal approximately 32 basis points. Such an increase in interest rates would impact Evergreen's annual interest expense by approximately $0.4 million, assuming borrowed amounts under the credit facility remained at $136 million.

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

        The Company expects to spend only nominal amounts during 2003 for exiting its operations in the United Kingdom, Northern Ireland, and the Republic of Ireland. As such, any significant change in the exchange rate for the British pound sterling or euro would not have a material impact on the cost of such operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements

Report of Independent Certified Public Accountants
Consolidated Balance Sheets, December 31, 2002 and 2001
Consolidated Statements of Operations for the Years ended December 31, 2002, 2001 and 2000
Consolidated Statements of Stockholders' Equity for the Years ended December 31, 2002, 2001, and 2000
Consolidated Statements of Cash Flows for the Years ended December 31, 2002, 2001, and 2000
Consolidated Statements of Comprehensive (Loss) Income for the Years ended December 31, 2002, 2001, and 2000
Notes to Consolidated Financial Statements

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

        Not Applicable.

PART III

        The information required by Items 10, 11, 12 and 13 under Part III of Form 10-K is incorporated herein by reference to Registrant's definitive Proxy Statement to be filed in connection with the Annual Meeting of Shareholders to be held May 6, 2003.

ITEM 14. CONTROLS AND PROCEDURES

        Within 90 days prior to the date of this report, Evergreen management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures enable the Company to record, process, summarize and report in a timely manner the information that the Company is required to disclose in its Exchange Act reports. There have been no significant changes in the Company's internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1)	See Index to Consolidated Financial Statements at Item 8.
(a)(2)	All other schedules have been omitted because the required information is inapplicable or is shown in the Notes to the Consolidated Financial Statements.
(a)(3)	Exhibits:
3.1
Articles of Incorporation, as amended: Incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1, Commission File No. 33-273035, by reference to Exhibit I to the Company's Current Report on Form 8-K dated December 9, 1994 and by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed June 8, 1998.
	3.2	Articles of Amendment to Articles of Incorporation stating terms of redeemable preferred stock: Incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000.
	3.3	Bylaws: Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed June 8, 1998.
	4.1	Shareholders' Rights Agreement: Incorporated by reference to Exhibit 2 to the Company's Current Report on Form 8-K dated July 7, 1997.
	4.2	Form of Global Note for 4.75% Senior Convertible Notes due December 15, 2021 (included in Exhibit 4.3).
	4.3	Indenture, dated December 18, 2001: Incorporated by reference to Exhibit 4.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001.
	4.4	Registration Rights Agreement, dated December 18, 2001: Incorporated by reference to Exhibit 4.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001.
	10.1	Second Amended and Restated Credit Agreement by and among Evergreen Resources, Inc. and Hibernia National Bank, BNP Paribas, Wells Fargo Bank, NA, BankOne, NA, Fleet National Bank, Bank of Scotland, and Wachovia National Bank Association dated May 31, 2002: Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

	10.2	Firm Transportation Service Agreement Rate Schedule TF-1 between Colorado Interstate Gas Company and Primero Gas Marketing Company, dated August 22, 1997: Incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-3 filed on November 21, 1997, Commission File No. 333-40817.
	10.3	Deeds of Variation between The Secretary of State for Trade and Industry and Evergreen Resources (UK) Limited dated January 9, 1997: Incorporated by reference to Exhibit 10.6 of the Company's Registration Statement on Form S-3 filed on November 21, 1997, Commission File No. 333-40817.
	10.4	Evergreen Resources, Inc. Initial Stock Option Plan: Incorporated by reference to the exhibit accompanying the Company's Definitive Proxy Statement on Schedule 14A filed on April 20, 1998*.
	10.5	Firm Transportation Service Agreement Rate Schedule TF-1 between Colorado Interstate Gas Company and Consolidated Industrial Services, Inc., dated March 20, 1997: Incorporated by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.
	10.6	Firm Transportation Service Agreement Rate Schedule TF-1 between Colorado Interstate Gas Company and Amoco Energy Trading Corporation, dated November 1, 1997: Incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.
	10.7	2000 Stock Incentive Plan of Evergreen Resources, Inc.: Incorporated by reference to Exhibit A to the Company's definitive proxy materials on Schedule 14A filed on May 1, 2000 (Compensatory plan or arrangement).
	10.8	Agreement for Purchase and Sale dated September 19, 2000, by and between Apache Canyon Gas, L.L.C., as Seller and Evergreen Resources, Inc. as Buyer: Incorporated by reference to Exhibit 2.1 to the Company's Form 8-K filed on October 5, 2000.
	10.9	Agreement for Purchase and Sale dated September 19, 2000, by and between Apache Canyon Gas, L.L.C., as Seller and Evergreen Resources, Inc. as Buyer: Incorporated by reference to Exhibit 2.2 to the Company's Form 8-K filed on October 5, 2000.
	10.10	Change in Control Agreement dated March 1, 2002 by and between Evergreen Resources, Inc. and Mark S. Sexton: Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.*
	10.11	Change in Control Agreement dated March 1, 2002 by and between Evergreen Resources, Inc. and Dennis R. Carlton: Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.*
	10.12	Change in Control Agreement dated March 1, 2002 by and between Evergreen Resources, Inc. and Kevin R. Collins: Incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.*
	21.0	Subsidiaries of registrant: Incorporated by reference to Note 1 of the Notes to Consolidated Financial Statements included herein.
	22.0	Reserve Audit Report prepared by Netherland Sewell & Associates, Inc.
	23.0	Consent of Independent Certified Public Accountants.
	24.1	Power of Attorney: contained on signature page.
	99.1	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	99.2	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	*	Compensatory plan or arrangement
(b)	Reports on Form 8-K.
None

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EVERGREEN RESOURCES, INC.
Date March 24, 2003	By:	/s/ MARK S. SEXTON Mark S. Sexton President and Chief Executive Officer (Principal Executive Officer)

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

Date: March 24, 2003	/s/ MARK S. SEXTON Mark S. Sexton President, Chief Executive Officer and Director (Principal Executive Officer)
Date: March 24, 2003	/s/ KEVIN R. COLLINS Kevin R. Collins, Vice President—Finance CFO and Treasurer (Principal Financial and Accounting Officer)
Date: March 24, 2003	/s/ ALAIN BLANCHARD Alain Blanchard, Director
Date: March 24, 2003	/s/ DENNIS R. CARLTON Dennis R. Carlton, Director

Date: March 24, 2003	/s/ ROBERT J. CLARK Robert J. Clark, Director
Date: March 24, 2003	/s/ LARRY D. ESTRIDGE Larry D. Estridge, Director
Date: March 24, 2003	/s/ ANDREW D. LUNDQUIST Andrew D. Lundquist, Director
Date: March 24, 2003	/s/ JOHN J. RYAN III John J. Ryan III, Director
Date: March 24, 2003	/s/ SCOTT D. SHEFFIELD Scott D. Sheffield, Director
Date: March 24, 2003	/s/ ARTHUR L. SMITH Arthur L. Smith, Director

CERTIFICATION PURSUANT TO
SECTION 302 OF
THE SARBANES-OXLEY ACT OF 2002

I, Mark S. Sexton, certify that:

1.
I have reviewed this annual report on Form 10-K of Evergreen Resources, Inc.

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors.

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

6.
The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ MARK S. SEXTON
Mark S. Sexton President and CEO

Date:

CERTIFICATION PURSUANT TO
SECTION 302 OF
THE SARBANES-OXLEY ACT OF 2002

I, Kevin R. Collins, certify that:

1.
I have reviewed this annual report on Form 10-K of Evergreen Resources, Inc.

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors.

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

6.
The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ KEVIN R. COLLINS
Kevin R. Collins Vice President—Finance, CFO and Treasurer

Date:

Report of Independent Certified Public Accountants

To the Stockholders and Board of Directors
Evergreen Resources, Inc.
Denver, Colorado

        We have audited the accompanying consolidated balance sheets of Evergreen Resources, Inc. and subsidiaries as of December 31, 2002 and 2001 and the related consolidated statements of operations, stockholders' equity, cash flows, and comprehensive (loss) income for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Evergreen Resources, Inc. and subsidiaries at December 31, 2002 and 2001 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Note 1 to the consolidated financial statements, effective January 1, 2001, the Company changed its method of accounting for derivative instruments.

/S/ BDO SEIDMAN, LLP

Houston, Texas
February 14, 2003

Evergreen Resources, Inc.

Consolidated Balance Sheets

	December 31,
	2002	2001
	(in thousands)
ASSETS
Current:
Cash and cash equivalents (Note 1)	$871	$3,024
Accounts receivable (Notes 2 and 10)	17,684	10,119
Other current assets	1,384	1,455

Total current assets	19,939	14,598
Property and equipment, at cost (Notes 1, 3, 4 and 14): based on the full cost method of accounting for oil and gas properties	654,847	584,150
Less accumulated depreciation, depletion and amortization	74,431	51,561

Net property and equipment	580,416	532,589
Other assets (Notes 1 and 13)	6,406	8,838

	$606,761	$556,025

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,109	$7,355
Amounts payable to oil and gas property owners (Note 1)	5,871	4,080
Production and property taxes payable	5,731	5,282
Accrued liabilities and other (Note 1)	9,366	4,674

Total current liabilities	25,077	21,391
Note payable (Notes 1 and 4)	136,000	81,000
Senior convertible notes (Notes 1 and 5)	100,000	100,000
Deferred income taxes (Notes 1 and 6)	27,666	34,702
Production taxes payable and other (Note 1)	4,328	3,287

Total liabilities	293,071	240,380

Minority interest in subsidiary (Note 1)	1,262	705
Commitments and contingencies (Notes 1, 4, 5 and 12)
Stockholders' equity (Notes 7, 8 and 9):
Preferred stock, $1.00 par value; shares authorized, 24,900; none outstanding	—	—
Common stock, $0.01 stated value; shares authorized, 50,000; shares issued and outstanding 19,053 and 18,847	190	188
Additional paid-in capital	262,083	256,978
Retained earnings	50,471	58,795
Accumulated other comprehensive loss	(316)	(1,021)

Total stockholders' equity	312,428	314,940

	$606,761	$556,025

See accompanying Notes to Consolidated Financial Statements.

Evergreen Resources, Inc.

Consolidated Statements of Operations

	Years Ended December 31,
	2002	2001	2000
	(in thousands, except per share data)
Revenues:
Natural gas revenues (Note 10)	$111,550	$119,745	$59,128
Interest and other	576	1,025	565

Total revenues	112,126	120,770	59,693

Expenses:
Lease operating expense	16,161	12,228	7,475
Transportation costs	12,233	9,524	5,902
Production and property taxes	5,960	5,472	2,567
Depreciation, depletion and amortization	20,916	16,212	8,190
Impairment of international properties (Note 3)	51,546	—	—
General and administrative expenses	9,226	6,985	4,364
Interest expense	8,345	8,331	3,330
Other	645	653	178

Total expenses	125,032	59,405	32,006

(Loss) income before income taxes	(12,906)	61,365	27,687
Income tax provision—deferred (Note 6)	(4,582)	22,838	10,695

Net (loss) income	(8,324)	38,527	16,992
Preferred stock dividends (Notes 7 and 8)	—	—	(2,929)

Net (loss) income attributable to common stockholders	$(8,324)	$38,527	$14,063

Basic (loss) income per common share (Note 8)	$(0.44)	$2.08	$0.91

Diluted (loss) income per common share (Note 8)	$(0.44)	$1.98	$0.87

See accompanying Notes to Consolidated Financial Statements.

Evergreen Resources, Inc.

Consolidated Statements of Stockholders' Equity

Years ended December 31, 2002, 2001 and 2000

	Common Stock
	$0.01 Stated Value				Accumulated Other Comprehensive Loss
			Additional Paid-In Capital	Retained Earnings		Total Stockholders' Equity
	Shares	Amount
	(in thousands)
Balance, January 1, 2000	14,621	$146	$147,326	$6,205	$(167)	$153,510
Issuance of common stock for services (Note 8)	27	—	722	—	—	722
Exercise of stock options and purchase warrants, net (Note 9)	44	1	323	—	—	324
Issuance of common stock for property interests (Note 8)	512	5	11,573	—	—	11,578
Issuance of common stock pursuant to public offering (Note 8)	3,008	30	83,434	—	—	83,464
Stock to be issued for property acquisition (Note 8)	116	1	3,999	—	—	4,000
Other comprehensive loss	—	—	—	—	(809)	(809)
Preferred stock dividends (Note 7)	—	—	—	(2,929)	—	(2,929)
Net income	—	—	—	16,992	—	16,992

Balance, December 31, 2000	18,328	183	247,377	20,268	(976)	266,852
Issuance of common stock for services (Note 8)	30	—	898	—	—	898
Exercise of stock options and purchase warrants, net (Note 9)	503	5	3,956	—	—	3,961
Common stock exchanged as payment for exercise of stock purchase options	(44)	—	(1,653)	—	—	(1,653)
Tax benefit from exercise of stock options and warrants	—	—	5,534	—	—	5,534
Issuance of common stock for property interests (Note 8)	40	1	1,219	—	—	1,220
Common stock repurchase (Note 8)	(10)	(1)	(353)	—	—	(354)
Other comprehensive loss	—	—	—	—	(45)	(45)
Net income	—	—	—	38,527	—	38,527

Balance, December 31, 2001	18,847	188	256,978	58,795	(1,021)	314,940
Issuance of common stock for services (Note 8)	14	—	488	—	—	488
Exercise of stock options and purchase warrants, net (Note 9)	207	2	3,702	—	—	3,704
Common stock exchanged as payment for exercise of stock purchase options	(15)	—	(636)	—	—	(636)
Deferred stock compensation and other, net	—	—	105	—	—	105
Tax benefit from exercise of stock options and warrants	—	—	1,446	—	—	1,446
Other comprehensive income	—	—	—	—	705	705
Net loss	—	—	—	(8,324)	—	(8,324)

Balance, December 31, 2002	19,053	$190	$262,083	$50,471	$(316)	$312,428

See accompanying Notes to Consolidated Financial Statements.

Evergreen Resources, Inc.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2002	2001	2000
	(in thousands)
Increase (Decrease) in Cash and Cash Equivalents
Operating activities:
Net (loss) income	$(8,324)	$38,527	$16,992
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation, depletion and amortization	20,916	16,212	8,190
Impairment of international properties	51,546	—	—
Deferred income taxes	(4,582)	22,838	10,655
Non-cash compensation and other	964	479	452
Changes in operating assets and liabilities:
Accounts receivable	(6,680)	5,370	(10,191)
Other current assets	154	(443)	(476)
Change in designated cash	—	2,376	(63)
Accounts payable	(1,898)	(141)	2,035
Non-current production taxes payable	662	191	63
Accrued expenses and other	1,296	5,156	2,600
Deferred revenue	(452)	(452)	1,017

Net cash provided by operating activities	53,602	90,113	31,274

Investing activities:
Investment in property and equipment	(126,617)	(120,681)	(130,101)
Proceeds from sale of equipment	10,003	—	—
Proceeds from sale (purchase) of investment in affiliated company	2,000	(1,515)	—
Change in other assets	(152)	(351)	(14,095)

Net cash used in investing activities	(114,766)	(122,547)	(144,196)

Financing activities:
Net proceeds from (payments on) notes payable	55,000	(68,748)	134,248
Proceeds from issuance of common stock, net	2,936	2,308	83,788
Debt issue costs	(738)	(3,241)	(597)
Proceeds from senior convertible notes	—	100,000	—
Redemption of preferred stock	—	—	(100,000)
Common stock repurchase	—	(354)	—
Dividends paid on preferred stock	—	—	(2,929)
Change in cash held from operating oil and gas properties	1,792	1,492	1,759

Net cash provided by financing activities	58,990	31,457	116,269

Effect of exchange rate changes on cash	21	(33)	36

Increase (decrease) in cash and cash equivalents	(2,153)	(1,010)	3,383
Cash and cash equivalents, beginning of year	3,024	4,034	651

Cash and cash equivalents, end of year	$871	$3,024	$4,034

See accompanying Notes to Consolidated Financial Statements.

Evergreen Resources, Inc.

Consolidated Statements of Comprehensive (Loss) Income

	Years Ended December 31,
	2002	2001	2000
	(in thousands)
Net (loss) income	$(8,324)	$38,527	$16,992

Cumulative effect of change in accounting principle, net of tax of $273 in 2001	—	(446)	—

Derivative instruments:
Change in fair value	(9,268)	14,177	—
Reclassification adjustment for losses (gains) included in operations	6,738	(13,662)	—

Derivative instruments, before taxes	(2,530)	515	—
Related income tax effect	898	(198)	—

Derivative instruments, net of tax	(1,632)	317	—

Available for sale instruments:
Unrealized (loss) gain	(319)	1,046	—
Related income tax effect	113	(389)	—

Available for sale instruments, net of tax	(206)	657	—

Foreign currency translation adjustments:
Unrealized gain (loss)	3,534	(573)	(809)
Reclassification adjustment for gains included in operations	(991)	—	—

	2,543	(573)	(809)

Comprehensive (loss) income	$(7,619)	$38,482	$16,183

See accompanying Notes to Consolidated Financial Statements.

Evergreen Resources Inc.

Notes to Consolidated Financial Statements

Years ended December 31, 2002, 2001 and 2000

(1) SUMMARY OF ACCOUNTING POLICIES

Business

        Evergreen Resources, Inc. ("Evergreen" or "the Company") is a Colorado corporation organized on January 14, 1981. Evergreen is an independent energy company engaged in the operation, development, production, exploration and acquisition of unconventional natural gas properties. Evergreen is one of the leading developers of coal bed methane reserves in the United States. Its current operations are principally focused on developing and expanding its coal bed methane project located in the Raton Basin in southern Colorado. The Company has also begun a coal bed methane project in southern Alaska.

Consolidation

        The financial statements include the accounts of Evergreen and its wholly-owned subsidiaries, Evergreen Operating Corporation, Evergreen Resources (UK) Ltd., Powerbridge, Inc., Evergreen Well Service Company, Primero Gas Marketing Company, Primero Gas Company, LLC, XYZ Minerals, Inc., Evergreen Resources (Alaska) Corporation, Long Canyon Gas Company, LLC, and Evergreen Supply and Distribution Company. Evergreen also has an 85% ownership interest in Lorencito Gas Gathering, LLC. All significant intercompany balances and transactions have been eliminated in consolidation.

        ERUK also has a 40% ownership in Argos Evergreen Limited, a Falkland Islands company, which owns offshore drilling rights in the North Falklands Basin. This investment is accounted for by the equity method of accounting. The Company has no interests in any other unconsolidated entities, nor does it have any off-balance sheet financing arrangements (other than operating leases) or any unconsolidated special purpose entities.

Uses of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates with regard to these financial statements include the estimate of proved oil and gas reserve volumes and the related present value of estimated future net cash flows. See Note 14 for unaudited supplemental oil and gas information and Note 3 for discussion of estimates used in determining the fair value of the Company's international oil and gas properties.

Property and Equipment

        The Company follows the full-cost method of accounting for oil and gas properties. Under this method, all productive and nonproductive costs incurred in connection with the exploration for and development of oil and gas reserves are capitalized. Such capitalized costs include lease acquisition, geological and geophysical work, delay rentals, drilling, completing and equipping oil and gas wells, including salaries, benefits and other internal salary-related costs directly attributable to these activities. Evergreen, through its various subsidiaries, performs its own fracture stimulation treatments and constructs the majority of its gas collection systems. For the years ended December 31, 2002, 2001 and

2000, Evergreen capitalized $6.9 million, $4.5 million and $2.8 million of internal costs. Of these amounts, approximately $5.5 million, $2.6 million and $1.5 million are salary-related costs directly related to fracture stimulation activities and pipeline construction. The majority of the remaining capitalized costs are primarily attributable to engineering and land employee salaries. Costs associated with production and general corporate activities are expensed in the period incurred. Interest costs related to unproved properties and properties under development are also capitalized to oil and gas properties (see Note 14). If the net investment in oil and gas properties exceeds an amount equal to the sum of (1) the standardized measure of discounted future net cash flows from proved reserves (see Note 14) and (2) the lower of cost or fair market value of properties in process of development and unexplored acreage, the excess is charged to expense as additional depletion. The standardized measure is calculated using a 10% discount rate and is based on unescalated prices in effect at year-end. Normal dispositions of oil and gas properties are accounted for as adjustments of capitalized costs, with no gain or loss recognized.

        Depreciation and depletion of proved oil and gas properties is computed on the units-of-production method based upon estimates of proved reserves with oil and gas being converted to a common unit of measure based on their relative energy content.

        Unproved oil and gas properties, including any related capitalized interest expense, are not amortized, but are assessed for impairment either individually or on an aggregated basis. The costs of certain unevaluated leasehold acreage and wells drilled are not being amortized. Costs not being amortized are periodically assessed for possible impairments or reductions in value. If a reduction in value has occurred, costs being amortized are increased or a charge is made against earnings for those operations where a reserve base is not yet established.

        Gas collection and support equipment are stated at cost. Depreciation and amortization for the gas collection system, with the exception of the gas compressor facilities, is computed on the units-of-production method based upon total reserves of the field. Gas compressor facilities and other support equipment are depreciated using the straight-line method over the estimated useful lives of the assets of three to 30 years.

Long-Lived Assets

        The Company applies Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" to long-lived assets. Under SFAS No. 144, all long-lived assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying value may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from its use and eventual disposition. An impairment loss is recognized when the carrying value of a long-lived asset is not recoverable and exceeds its fair value.

Amounts Payable to Oil and Gas Property Owners

        Amounts payable to oil and gas property owners represent production revenue that the Company, as operator, is collecting and distributing to revenue interest owners.

Minority Interest

        The minority interest of $1.3 million on the Company's consolidated balance sheet at December 31, 2002 represents the 15% outside ownership in LGG. The minority interest in LGG's net income for the year ended December 31, 2002 of approximately $4,000 is included in other expense in the Company's consolidated statement of operations. The $0.6 million increase in minority interest from December 31, 2001 to December 31, 2002 is primarily related to the 15%-owner's share of billed capital expenditures.

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

Net Income (Loss) Per Share

        The Company applies SFAS No. 128, "Earnings Per Share" for the calculation of "Basic" and "Diluted" earnings (loss) per share. Basic earnings (loss) per share includes no dilution and is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution of securities that could share in the earnings of the Company.

Cash Equivalents

        The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Revenue Recognition

        Natural gas revenues are recorded using the sales method, whereby the Company recognizes natural gas revenue based on the amount of gas sold to purchasers.

Transportation Costs

        The Company accounts for transportation costs under Emerging Issues Task Force ("EITF") 00-10, "Accounting for Shipping and Handling Fees and Costs," whereby amounts paid for transportation costs are classified as an operating expense and not netted against natural gas revenues.

Debt Issue Cost

        The Company had approximately $5.3 million and $4.7 million of debt issue costs at December 31, 2002 and 2001, respectively, net of accumulated amortization of $1.4 million and $0.9 million, respectively, which are included in other assets in the Company's consolidated balance sheet. The debt issue costs are being amortized using the straight-line method over the term of the associated long-term debt.

Accumulated Other Comprehensive Income (Loss)

        The Company has elected to report comprehensive income (loss) in a consolidated statement of comprehensive income (loss). Comprehensive income (loss) is composed of net income (loss) and all changes to stockholders' equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. The following table identifies the components of accumulated other comprehensive loss for each of the periods presented:

	December 31,
	2002	2001
	(in thousands)
Accumulated foreign currency translation gain (loss)	$994	$(1,549)
Unrealized loss on derivatives, net of tax	(1,761)	(129)
Unrealized gain on investment, net of tax	451	657

	$(316)	$(1,021)

Stock Awards

        Under the Company's 2000 Stock Incentive Plan, shares of common stock may be granted to key employees under terms and conditions determined by management. These stock grants generally vest over a period of four to six years and are distributed to the employees as the shares vest. The Company determines employee compensation based on the market price of its common stock on the date of grant. Unearned compensation arising from the stock grants is shown as a reduction in stockholders' equity in the consolidated balance sheets and is amortized using the straight-line method as additional compensation expense over the vesting period.

Stock Options

        The Company applies APB Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for all stock option plans. No stock-based compensation cost has been recognized in operations for stock options granted because the option exercise price was equal to or more than the market price of the underlying common stock on the date of grant.

        SFAS No. 123, "Accounting for Stock-Based Compensation," requires the Company to provide pro forma information regarding net income (loss) as if the compensation cost for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in SFAS No. 123. To provide the required pro forma information, the Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model. The following table represents the pro forma effect on net income (loss) and earnings (loss) per share as if the Company had applied the fair value based method and recognition provisions of SFAS No. 123 to stock-based employee compensation:

	Year Ended December 31,
	2002	2001	2000
	(in thousands, except per share data)
Net (loss) income attributable to common stockholders, as reported	$(8,324)	$38,527	$14,063
Add: Stock-based employee compensation included in reported net income (loss), net of tax	130	220	137
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(1,428)	(2,957)	(1,498)

Pro forma net (loss) income	$(9,622)	$35,790	$12,702

Earnings (loss) per share:
Basic (loss) income per common share:
As reported	$(0.44)	$2.08	$0.91

Pro forma	$(0.51)	$1.93	$0.82

Diluted (loss) income per common share:
As reported	$(0.44)	$1.98	$0.87

Pro forma	$(0.51)	$1.84	$0.78

        See Note 9 for further discussion of the Company's stock-based employee compensation.

Foreign Currency Translation

        The functional currency for the Company's foreign operations is the applicable foreign currency. The translation of the applicable foreign currency into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The gains or losses resulting from such translation are generally included in the consolidated statements of stockholders' equity and comprehensive income (loss).

        During the year ended December 31, 2002, the Company recognized a $1.0 million foreign currency gain in its consolidated statement of operations which was previously recorded in the consolidated statements of stockholders' equity as accumulated other comprehensive income (loss). The recognition of this gain was associated with the Company's impairment of its Northern Ireland and Republic of Ireland assets and the related planned exit of its Ireland operations. See Note 3 for further information.

Financial Instruments

        The following table presents the carrying amounts and estimated fair values of the Company's financial instruments.

	December 31,
	2002		2001
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in thousands)
Investment in common stock in unaffiliated company	$2,186	$2,186	$2,476	$2,476
Investment in KFx (Note 13)	—	—	1,949	2,000
Derivative instruments	(2,733)	(2,733)	(204)	(204)
Notes payable	(136,000)	(136,000)	(81,000)	(81,000)
Senior convertible notes	(100,000)	(115,625)	(100,000)	(103,875)

        The following methods and assumptions were used to estimate the fair value of the financial instruments summarized in the table above. The carrying values of cash, accounts receivable, other assets, accounts payable and accrued expenses included in the accompanying consolidated balance sheets approximated market fair value at December 31, 2002 and 2001.

        Cash and cash equivalents:    The carrying amounts approximate fair value due to the short-term maturity of the instruments.

        Investments:    The fair value of the investment in the common stock of an unaffiliated company is based on the quoted market price of such common stock. The fair value of the investment in KFx was based on the anticipated cash flows, which approximated the carrying value. As discussed in Note 13, the Company has a five-year warrant to purchase one million shares of KFx common stock at $2.25 per share. The Company has a zero carrying value related to these warrants. A zero fair value has also been assigned to the warrants, due to the lack of spread between the market price of the stock and the strike price of the warrants at December 31, 2002 and the relative low trading volume of the stock.

        Derivative Instruments:    The fair values of the costless collar contracts were calculated using the Black-Scholes option-pricing model which factors in such variables as the term of the derivative contracts, the volatility of the gas market and the current risk-free rates of return on similar-termed investments. The values of the natural gas swaps were determined using expected discounted future cash flows. See "Hedging Activities" for more information on hedging activities.

        Debt:    The carrying amount of notes payable approximated fair value because the interest rate on the notes payable is variable. The fair value of the senior convertible notes was based on the quoted market prices of the convertible debt.

        The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash equivalents and accounts receivable. The Company's cash equivalents are cash investment funds which are placed with a major financial institution. The Company manages and controls market and credit risk through established formal internal control procedures, which are reviewed on an ongoing basis. The Company attempts to minimize credit risk exposure to purchasers of the Company's natural gas through formal credit policies, monitoring procedures and letters of credit. See Note 10 for concentrations of accounts receivable at December 31, 2002.

Hedging Activities

        Effective January 2001, derivative financial instruments, utilized to manage or reduce commodity price risk related to the Company's production, were accounted for under the provisions of SFAS No. 133 "Accounting for Derivative Instruments and for Hedging Activities." Under this statement, all derivatives are carried on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income ("OCI") and are recognized in the statement of operations when the hedged item affects earnings. If the derivative is not designated as a hedge, changes in the fair value are recognized in the statement of operations. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings. The adoption of SFAS 133 in January 2001 resulted in an after-tax reduction to OCI of approximately $0.4 million as a cumulative effect of change in accounting principle.

        The Company may use derivative instruments to manage exposures to commodity prices, foreign currency and interest rate risks. The Company's objectives for holding derivatives are to achieve a consistent level of cash flow to support its capital budgeting and expenditure plans and to maximize internal rates of return for capital projects including property acquisition investments.

        The Company periodically enters into fixed-price physical delivery contracts and commodity derivative contracts to manage price risk with regard to a portion of its natural gas production. The table below summarizes the open derivative contracts the Company had in place as of December 31, 2002 by contract period. ("MMBtu" means million British thermal units and convert on an approximate one-for-one basis into Mcf.) The contracts are based on regional price indexes where the Company physically delivers its natural gas.

Contract Period	Type of Instrument(s)	Volume in MMBtu/day	Average Price per MMBtu	Unrealized Losses at December 31, 2002 (in thousands)
Jan 03 - Dec 03	Costless Collar	20,000	$3.26/5.02	$(734)
Jan 03 - Dec 03	Swap	10,000	$4.13	(720)
Jan 04 - Dec 04	Costless Collar	20,000	$3.21/4.91	(461)
Jan 04 - Dec 04	Swap	10,000	$3.75	(818)

				$(2,733)

        As of December 31, 2002, the Company had recorded net unrealized losses of $2.7 million, which represented the estimated aggregate fair values of the Company's open derivative contracts as of that date. These unrealized losses are presented on the Consolidated Balance Sheet as a current liability of

$1.4 million and a non-current liability of $1.3 million. Based on the calculated fair values at December 31, 2002, the Company expects to reclassify net losses of $1.4 million into earnings related to the derivative contracts during the next 12 months. Actual gains or losses recognized may be materially different than what was estimated at December 31, 2002 and will depend solely on the regional price indexes of the commodities on the specified settlement dates provided by the derivative contracts.

        The Company's commodity derivative contracts are generally designated as cash flow hedges. To qualify as a cash flow hedge, these derivative contracts must be designated as cash flow hedges and changes in their fair value must correlate with changes in the price of anticipated future production such that the Company's exposure to the effects of commodity price changes is reduced. When cash flow hedge accounting is applied, the effective portion of changes in the fair values of the derivative instrument is recorded in other comprehensive income (loss). No hedge ineffectiveness was recognized during the years ended December 31, 2002 and 2001. For the years ended December 31, 2002 and 2001, the Company recognized $6.5 million of net losses and $13.9 million of net gains related to its natural gas hedging activities, respectively. These losses and gains are included in natural gas revenues in the Consolidated Statements of Operations for each period presented and are included in cash flows from operations in the Consolidated Statements of Cash Flows for each period presented.

        The Company also had an interest rate swap in place from April 2001 through April 2002 for a notional amount of $25 million at a LIBO rate of 4.4%. The Company recognized losses of $0.2 million during each of the years ended December 31, 2002 and 2001.

        The Company is exposed to credit risk in the event of nonperformance by the counterparties in the derivative contracts discussed above; however, the Company does not anticipate nonperformance by the counterparties.

        In addition to the derivative contracts discussed above, the Company had the following physical delivery contracts in place at December 31, 2002.

  •
  10,000 MMBtu per day from January 1, 2003 through March 31, 2003 for the lesser of current market price or a gross price of $2.45 per MMBtu, and

  •
  a maximum of 4,000 MMBtu per day from January 1, 2003 through April 30, 2003 at an average price of $2.54 per MMBtu plus transportation costs.

        Subsequent to December 31, 2002, the Company entered into the following commodity swap agreements:

Contract Period	Volume in MMBtu per day	Average Price per MMBtu
February 2003	10,000	$5.09
February 2003 - December 2003	50,000	$4.36
March 2003 - December 2003	10,000	$4.68

Reclassifications

        Certain items included in prior years' consolidated financial statements have been reclassified to conform to current year presentation.

Recent Accounting Pronouncements

        In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The adoption of this statement will require the Company to record a non-cash expense, net of tax, of approximately $0.7 million as a cumulative effect of change in accounting principle in the first quarter of 2003. In addition, the Company will record a non-current liability of approximately $4.6 million and an addition to oil and gas properties and the gas collection system of approximately $3.9 million in connection with the adoption of this statement effective January 1, 2003.

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB No. 4, 44 and 64, Amendment of FASB No. 13, and Technical Corrections." SFAS No. 145 rescinds FASB No. 4 "Reporting Gains and Losses from Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." This statement also rescinds SFAS No. 44 "Accounting for Intangible Assets of Motor Carriers" and amends SFAS No. 13, "Accounting for Leases." This statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. This statement is effective for the Company on January 1, 2003. The Company does not expect the adoption of this statement to have a material effect on its financial statements.

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

        In December 2002, the FASB approved SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has adopted the disclosure requirements of SFAS No. 148 effective December 31, 2002 in its consolidated financial statements. The Company will continue to account for stock-based compensation using the methods detailed in the stock-based compensation accounting policy as described earlier.

(2) ACCOUNTS RECEIVABLE

        The components of accounts receivable include the following:

	December 31,
	2002	2001
	(in thousands)
Natural gas sales	$15,949	$7,734
Joint interest billings and other	1,732	1,661
Employees	3	724

	$17,684	$10,119

        Accounts receivable from employees at December 31, 2001 were primarily related to payroll taxes due to the Company in conjunction with the employees' exercise of stock purchase options.

(3) PROPERTY AND EQUIPMENT

        Property and equipment include the following:

	December 31,
	2002	2001
	(in thousands)
Oil and gas properties:
Proved oil and gas properties	$438,293	$376,092
Unevaluated properties not subject to amortization	29,163	56,480
Accumulated depreciation, depletion and amortization	(54,061)	(38,353)

Net oil and gas properties	413,395	394,219

Other:
Gas collection system	157,740	121,100
Construction in progress	4,097	3,674
Support equipment	25,554	26,804
Accumulated depreciation and amortization	(20,370)	(13,208)

Net other property and equipment	167,021	138,370

Property and equipment, net of accumulated depreciation, depletion and amortization	$580,416	$532,589

        Included in construction in progress at December 31, 2002 are costs associated with compressor facilities. Oil and gas property costs of $29.2 million and $56.5 million were not being amortized at December 31, 2002 and December 31, 2001. The entire $29.2 million at December 31, 2002 consisted of domestic properties. The Company expects to classify the unevaluated costs as evaluated costs over the next three to five years when future development of the properties determines the viability of the underlying reserves.

        In 2002, the Company impaired approximately $51.5 million of international oil and gas properties net of a foreign currency exchange gain of approximately $1.0 million, which was related to the operation in Northern Ireland and the Republic of Ireland. Of this amount, approximately $33.1 million related to a coal bed methane project in the United Kingdom, $13.7 million related to wells drilled in Northern Ireland and the Republic of Ireland and $4.7 million related to undeveloped acreage held in the Falkland Islands and Chile.

        Concurrent with the completion of production testing on substantially all the United Kingdom wells in the third quarter of 2002, the Company recorded a partial impairment of $15.9 million to the asset value of the United Kingdom properties. At September 30, 2002, the Company believed there was sufficient value and interest by other entities in the coal mine methane gas wells and the horizontal lateral well concept that a value of $15 to $16 million would be realized through a corporate or asset transaction. However, a transaction could not be completed to allow Evergreen to exit the United Kingdom without extensive ongoing involvement from Evergreen's technical personnel. Therefore, due to an unfavorable regulatory environment, high capital costs, lack of infrastructure for oil and gas development and delays in approval processes, the Company will redirect its efforts to North America, and as such the Company decided not to invest any additional funds for the development of the horizontal lateral well concept or the drilling of additional coal mine methane wells. As a result, the Company recorded an impairment of approximately $17.2 million in the fourth quarter of 2002 representing the remaining carrying value of the UK properties at December 31, 2002. The United Kingdom properties are being offered for sale, and the Company expects any remaining international operations to conclude by the end of 2003's second quarter.

        During the quarter ended September 30, 2002, Evergreen completed its evaluation of the five wells drilled in Northern Ireland and the Republic of Ireland. In the first and second quarter of 2002, the wells were hydraulic fracture stimulated. The Company completed its production testing and determined that estimated gas production was not at a level that would provide an adequate return to the Company. Therefore, the Company recorded an impairment against the carrying value of $13.6 million and $1.1 million during the third and fourth quarters of 2002, respectively. In addition, the Company recorded a foreign currency gain of approximately $1.0 million in the fourth quarter of 2002 related to the exit of its Northern Ireland and Republic of Ireland operations. The five remaining wells in Northern Ireland and the Republic of Ireland are in the process of being plugged and abandoned and the licenses are also being relinquished.

        Evergreen is maintaining its interests in the Falkland Islands and in Chile but, at this time, the Company is unable to determine when these projects may be drilled or monetized. As a result, an impairment of $4.7 million was taken to eliminate the carrying value of these assets.

        The impairments of the Company's international assets were based on estimates made by management using probability-weighted expected future cash flows with consideration given to plugging and abandonment liabilities and possible sales proceeds. Given the uncertainty of such estimates, it is possible that these estimates may change in the future. The Company expects to recognize a $1.0 million foreign currency exchange gain in the first quarter of 2003 related to the exit of its United Kingdom operations.

(4) NOTE PAYABLE

        The Company currently has a $200 million revolving credit facility with a bank group (the "Banks"). The credit facility is available through July 1, 2005. Advances pursuant to this credit facility are limited to a borrowing base, which is presently $200 million. The Company may elect to use either the LIBO rate plus a margin of 1.125% to 1.50% or the prime rate plus a margin of 0% to 0.25%, with margins on both rates determined on the average outstanding borrowings under the credit facility. The borrowing base is redetermined semi-annually by the Banks based upon reserve evaluations of Evergreen's oil and gas properties. An average annual commitment fee of 0.375% is charged quarterly for any unused portion of the credit line. The agreement is collateralized by substantially all domestic oil and gas properties and guaranteed by substantially all of the Company's subsidiaries. The credit agreement also contains certain net worth, leverage and ratio requirements. At December 31, 2002, Evergreen had $136 million of outstanding borrowings under this credit facility, with a current average interest rate of approximately 3.2%. The Company was in compliance with all loan covenants at December 31, 2002.

(5) SENIOR CONVERTIBLE NOTES

        In December 2001, the Company issued $100 million in senior unsecured convertible notes. The notes are due in 2021 and bear interest at a fixed annual rate of 4.75%, which is to be paid in cash on June 15 and December 15 of each year. In addition to the fixed interest, the Company will pay contingent interest to the holders of the notes if the average trading price of the notes for an established number of days exceeds 120% or more of the principal amount of the notes. The rate of contingent interest payable in respect to any six-month period will equal the greater of (1) a per annum rate equal to 5% of the Company's estimated per annum borrowing rate for senior non-convertible fixed-rate debt with a maturity date comparable to the notes or (2) 0.30% per annum. In no event may the contingent interest rate exceed 0.40% per annum.

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

        The notes are convertible into shares of common stock of Evergreen under certain circumstances as discussed below at a conversion price of $50 per share, subject to certain adjustments. The notes can be converted at the option of the holder if for a specified period of time, the closing price of the Company's common stock exceeds 110% of the $50 conversion price or if the average trading value of the notes for a specified period of time is less than 105% of an average conversion value as defined by the indenture governing the notes. The notes may also be converted into shares of common stock of the Company at the election of the holder upon notice of redemption, or at any time the notes are rated by either Moody's Investors Service, Inc. or Standard & Poor's Rating Group and the credit rating initially assigned to the notes by either such rating agency is reduced by two or more ratings levels, or upon the occurrence of certain corporate transactions including a change in control or the distribution to current holders of the Company's common stock certain purchase rights or any other asset that has a value exceeding 10% of the sale price of the common stock on the day preceding the declaration date of the distribution of such assets.

(6) INCOME TAXES

        The provision for deferred income taxes consist of the following:

	Years Ended December 31,
	2002	2001	2000
	(in thousands)
Federal	$(4,517)	$21,478	$9,413
State, net	(65)	1,360	1,282

Total income tax provision—deferred	$(4,582)	$22,838	$10,695

        The deferred income tax provision shown above excludes amounts related to the tax benefit of stock options exercised in 2002 and 2001 for which the benefits were credited directly to stockholders' equity.

        A reconciliation of income tax computed at the federal and state statutory tax rates and the Company's effective tax rate is as follows:

	Years Ended December 31,
	2002	2001	2000
Federal statutory rate	35.0%	35.0%	34.0%
State statutory rate, net of federal benefit	3.0%	3.0%	3.3%
State tax credits, net of valuation allowance and other	(2.5)%	(0.8)%	1.3%

Effective tax rate	35.5%	37.2%	38.6%

        The components of the net deferred tax assets and liabilities are shown below:

	December 31,
	2002	2001
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$25,383	$5,639
Percentage depletion carryforwards	1,328	1,328
Tax credits, net of valuation allowance of $5,264 and $3,513	2,055	2,096
Other	1,731	446

Total deferred tax assets, net	30,497	9,509
Deferred tax liabilities:
Net property and equipment	(56,143)	(43,811)
Original issue discount—senior convertible notes	(1,733)	—
Other	(287)	(400)

Total deferred tax liabilities	(58,163)	(44,211)

Net deferred tax liability	$(27,666)	$(34,702)

        As of December 31, 2002, the Company had net operating loss carryforwards for tax purposes of approximately $66.8 million, which expire beginning in 2008 through 2022. Additionally, the Company had tax credit carryforwards for tax purposes of approximately $7.3 million, $7.1 million of which relate to state tax credits and will expire beginning in 2003 through 2014.

        The state tax credits are subject to limitation, and the Company has concluded that, based upon expected future results, the future reversals of taxable temporary differences and the tax benefits derived from the exercise of employee stock options, there is no reasonable assurance that the entire tax benefit of the tax credits can be used. Accordingly, a valuation allowance has been established.

        Included in deferred income taxes payable at December 31, 2002 and 2001 are the tax effects of unrealized gains on the Company's available for sale investments of $0.3 million and $0.4 million and unrealized losses on derivative instruments of $1.0 million and $0.1 million.

        As discussed in Note 3, the Company impaired approximately $51.5 million of its international oil and gas properties, net of a foreign currency gain of approximately $1.0 million, during the year ended December 31, 2002. This impairment was not deductible for purposes of calculating the Company's taxable income for the year ended December 31, 2002. As such, this amount is reported as a component of the Net Property and Equipment in the table above. The Company anticipates that the impairment of its international properties will be allowed as a deduction for tax purposes during 2003, as all events necessary to establish the deductibility of the impairment are expected to occur during the year ended December 31, 2003.

(7) REDEEMABLE PREFERRED STOCK

        As part of the purchase consideration for a September 2000 property acquisition, the Company issued 100,000 shares of mandatory redeemable preferred stock, with an aggregate liquidation value of $100 million. Each share had a liquidation and redemption value of $1,000, plus accrued dividends. The Company redeemed the stock on December 22, 2000 using new borrowings under its credit facility. The preferred stockholders earned $2.9 million of dividends from September 1, 2000 through December 22, 2000 at an annual rate of 9.5%.

(8) STOCKHOLDERS' EQUITY

Earnings (loss) per Share

        The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Years ended December 31,
	2002	2001	2000
	(in thousands, except per share data)
Numerator:
Net (loss) income	$(8,324)	$38,527	$16,992
Preferred stock dividends	—	—	(2,929)

Numerator for basic earnings (loss) per share—(loss) income available to common stockholders	$(8,324)	$38,527	$14,063

Numerator for dilutive earnings (loss) per share—(loss) income available to common stockholders	$(8,324)	$38,527	$14,063

Denominator:
Denominator for basic earnings (loss) per share—weighted average shares	18,956	18,534	15,433
Effect of dilutive securities:
Stock options and warrants	—	876	772
Stock to be issued	—	—	31

Dilutive potential common shares	—	876	803

Denominator for diluted earnings (loss) per share—adjusted weighted average shares and assumed conversions	18,956	19,410	16,236

Basic (loss) income per common share	$(0.44)	$2.08	$0.91

Diluted (loss) income per common share	$(0.44)	$1.98	$0.87

        For the year ended December 31, 2002, options and warrants to purchase 1,405,028 shares of common stock were excluded from the computation of diluted earnings (loss) per share as their inclusion would have had an antidilutive effect. For the years ended December 31, 2001 and 2000, all potential common shares were included in the computation of diluted earnings (loss) per share. As discussed in Note 5, the Company issued $100 million in senior convertible notes in December 2001 that are convertible into shares of common stock under certain circumstances. At December 31, 2002 and 2001, no potential common shares were included in the computation of diluted earnings (loss) per share related to these senior convertible notes as no circumstances occurred that would allow them to be convertible.

Stock Issued for Services

        During the years ended December 31, 2002, 2001 and 2000, the Company issued common stock valued at $0.5 million, $0.9 million and $0.7 as compensation to employees, directors and consultants. During 2002, the Company granted 36,500 shares of common stock to certain employees that vest over four to five years. These shares were valued at approximately $1.4 million at the grant dates (representing a weighted average fair value of $37.31 per share) and recorded as deferred compensation in stockholders' equity. The Company amortized deferred compensation of $0.2 million during the year ended December 31, 2002 related to these 36,500 shares.

Stock Issued for Property Interests

        On January 20, 2000, the Company acquired additional interests in the Raton Basin in exchange for 309,834 shares of Evergreen common stock valued at approximately $5.6 million.

        Effective September 1, 2000, Evergreen acquired property in the Raton Basin for $181.5 million. The purchase price consisted of $71.5 million in cash ($70.0 million in cash paid at closing and $1.5 million in post closing adjustments), $100.0 million in mandatory redeemable preferred stock and 201,748 shares of Evergreen stock valued at $6.0 million. On January 5, 2001, the Company issued an additional 116,009 shares of common stock valued at $4.0 million as additional purchase price consideration.

        During the year ended December 31, 2001, the Company issued 39,690 shares of stock for property interests and right of ways valued at $1.2 million, which included 23,200 shares valued at $0.8 million as partial consideration for a 100% working interest in 1,085,000 acres in Northern Ireland and the Republic of Ireland.

Public Offerings of Common Stock

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

Evergreen Resources, Inc.

Notes to Consolidated Financial Statements

Years ended December 31, 2002, 2001 and 2000

(8) STOCKHOLDERS' EQUITY (Continued)

        Under the Rights Plan, the Rights will become exercisable only if a person or a group (except for 20% shareholders existing at the time the Rights Plan was adopted) acquires or commences a tender offer for 20% or more of the Company's common stock. Until they become exercisable, the Rights attach to and trade with the Company's common stock. The Rights will expire July 22, 2007. The Rights may be redeemed by the continuing members of the Board at $0.001 per Right prior to the day after a person or group has accumulated 20% or more of the Company's common stock.

(9) STOCK OPTIONS AND WARRANTS

        On May 12, 1997, the Board of Directors adopted, and the Company's shareholders subsequently approved, an Initial Stock Option Plan (the "Plan"), whereby employees may be granted incentive options to purchase up to 500,000 shares of the common stock of the Company. The exercise price of incentive options must be equal to at least the fair market value of the common stock as of the date of grant. As of December 31, 2002, the Company had granted 500,000 options available under the Plan.

        Under the terms of the Company's Key Employee Equity Plan, options and /or warrants were granted to key employees at not less than the market price of the Company's common stock on the date of grant. The purpose of the warrants are to reward directors and key personnel for past performance and to give them an incentive to remain with the Company and to induce directors to take all or part of their compensation in the form of common stock.

        On June 16, 2000, the Company's stockholders approved the 2000 Stock Incentive Plan (the "2000 Plan"). Under the 2000 Plan, the Company may grant options to purchase up to 1,000,000 shares of its common stock, plus an annual increase equal to the lesser of either 150,000 shares or an amount determined by the Board of Directors. The Board of Directors approved increases of 150,000 for each of 2002 and 2001. Awards which may be granted under the 2000 Plan include incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards and restricted units. As of December 31, 2002, the Company had granted approximately 880,000 awards under the 2000 Plan. At December 31, 2002, the Company had approximately 638,000 shares available to be issued under the Plan and the 2000 Plan.

        During the year ended December 31, 2002, the Company granted options to purchase 2,500 shares to an employee at an exercise price of $38.12. During the year ended December 31, 2001, the Company granted options to purchase 462,300 shares to its directors, officers and employees at exercise prices ranging from $29.50 to $36.00. During the year ended December 31, 2000, the Company granted options to purchase 679,280 shares to its directors, officers and employees at exercise prices ranging from $18.50 to $27.44.

	Years Ended December 31,
	2002		2001		2000
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, Beginning of period	1,671,114	$22.10	1,728,936	$15.16	1,106,281	$9.57
Granted	2,500	38.12	462,300	33.20	679,280	23.84
Exercised	(207,536)	17.85	(503,372)	8.49	(43,625)	8.02
Forfeitures	(61,050)	29.50	(16,750)	24.36	(13,000)	16.81

Outstanding, End of period	1,405,028	$22.43	1,671,114	$22.10	1,728,936	$15.16

Options and warrants exercisable, end of period	753,903	$17.84	619,426	$14.52	820,187	$8.50

Weighted average per-share fair value of options and warrants granted during the period		$22.39		$22.40		$18.66

        Pro forma information regarding net income (loss) and net income (loss) per share, as disclosed in Note 1, has been determined as if the Company had accounted for its employee stock-based compensation plans and other stock options under the fair value method of SFAS No. 123. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants under the fixed option plans:

	Years Ended December 31,
	2002	2001	2000
Risk-free interest rate	3.92%	4.29% - 5.10%	4.82% - 5.74%
Expected life of option in years	10	5 - 10	5 - 10
Expected stock volatility	42%	51%	43% - 50%
Expected dividend yield	0%	0%	0%

        The following table summarizes information about stock options and warrants outstanding at December 31, 2002:

	Outstanding			Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2002	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number Exercisable at December 31, 2002	Weighted Average Exercise Price
$7.00	179,560	1.15	$7.00	179,560	$7.00
13.00 - 18.50	499,393	6.16	15.94	333,518	15.28
27.38 - 29.50	336,950	7.81	27.46	165,450	27.43
31.90 - 38.12	389,125	8.83	33.52	75,375	33.94

$7.00 - 38.12	1,405,028	6.66	$22.43	753,903	$17.84

(10) MAJOR CUSTOMERS

        During the years ended December 31, 2002, 2001 and 2000, the Company made sales to certain unrelated entities which individually comprised greater than 10% of total natural gas revenues. The following is a table summarizing the percentage provided by each customer.

	Years Ended December 31,
Customer
	2002	2001	2000
A	28%	46%	61%
B	29%	31%	22%
C	—%	10%	12%
D	13%	—%	—%

        At December 31, 2002, four customers represented 28%, 21%, 16% and 12% of natural gas sales accounts receivable.

(11) SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

        Cash paid during the years ended December 31, 2002, 2001 and 2000 for interest was approximately $8.5 million, $9.2 million, and $3.6 million, respectively. During the years ended December 31, 2002, 2001 and 2000, approximately $1.4 million, $1.2 million and $0.6 million of interest paid was capitalized, respectively.

        See Notes 8 and 9 for additional non-cash transactions during the years ended December 31, 2002, 2001 and 2000.

(12) COMMITMENTS AND CONTINGENCIES

        The Company's firm transportation commitments at December 31, 2002 were 107 MMcf of gross gas sales per day. In addition, the Company has committed to an additional 20 MMcf per day, subject to a ramp-up schedule which anticipates 5 MMcf per day increments each four months from

February 2003 through February 2004. Thus, Evergreen's total transportation commitments will increase in increments to a total of 127 MMcf gross per day by February 2004.

        Under terms of the transportation agreements, the Company has committed to pay the following transportation reservation charges with Colorado Interstate Gas to provide firm transportation capacity rights:

Years ending December 31,	Reservation Charges
(in thousands)
2003	$12,541
2004	13,772
2005	13,244
2006	13,244
2007	13,104
2008 and thereafter	61,259

$127,164

        In May 1998, the Company entered into a 10-year office lease, which was amended in March 2001 to include additional space, that provides for lease payments of approximately $0.6 million per year plus monthly operating expenses. Rental expense was approximately $0.7 million, $0.6 million, and $0.3 million for the years ended December 31, 2002, 2001 and 2000, respectively. During the year ended December 31, 2002, the Company entered into a sale-leaseback transaction whereby the Company sold various well service equipment for approximately $10.0 million. This equipment will be leased under the terms of an operating lease agreement for approximately $2.0 million per year through 2007. The Company also leases equipment under non-cancelable operating leases with maturity dates through the year ending 2003. The following table summarizes the future minimum lease payments under all noncancelable operating lease obligations.

Years ending December 31,	Future Minimum Lease Payments
(in thousands)
2003	$2,956
2004	2,669
2005	2,677
2006	2,702
2007	2,536
2008 and thereafter	222

$13,762

        The Company maintains a 401(k) plan for all eligible employees and provides a matching contribution up to a certain percentage of the employees' contributions. The 401(k) plan also provides for a profit-sharing contribution determined at the discretion of the Company. The total matching and profit-sharing contributions for the years ended December 31, 2002, 2001 and 2000 were approximately $0.4 million, $0.2 million and $0.2 million, respectively.

        At December 31, 2002, the Company had entered into agreements with a vendor to construct gas collection assets at a total cost of approximately $5.4 million.

        On December 26, 2002, Evergreen was named as a defendant in a class action lawsuit filed in the United States District Court for the District of Colorado. The plaintiffs, Mountain West Exploration, Inc., Joel Nelson and Synergy Operations Company, LLC, are royalty owners and overriding royalty owners who are alleging that they were underpaid royalties and seek to recover damages and declaratory and injunctive relief. Evergreen intends to vigorously defend this action and has asserted numerous affirmative defenses. It is too early to provide an evaluation of the likelihood of an unfavorable outcome or an estimate of the amount or range of potential loss.

        See Note 1 for discussion of the Company's hedging obligations.

(13) RELATED PARTIES AND OTHER

        On February 9, 2001, Evergreen completed a transaction with KFx Inc. ("KFx"), a provider of technology and service solutions to the electric power generation industry, under which KFx sold to Evergreen a portion of its convertible preferred stock investment in its Pegasus Technologies, Inc. subsidiary ("Pegasus"), representing an approximate 8.8% as converted interest in Pegasus, for $1.5 million. Under the terms of the agreement, KFx was required to repurchase the interest on January 31, 2002 unless Evergreen elected to extend it to January 1, 2003. Evergreen extended the repurchase date to January 1, 2003 in consideration for the option to purchase additional convertible preferred stock in Pegasus for $1.2 million through January 1, 2003. Evergreen elected not to exercise its option to purchase additional preferred stock in Pegasus. On May 1, 2002, KFx repurchased the convertible preferred stock from the Company for $2.0 million plus accrued interest.

        In connection with the purchase of the convertible preferred stock on February 9, 2001, Evergreen was provided with a five-year warrant to purchase one million shares of KFx common stock at $3.65 per share, subject to certain adjustments, which included a reduction in the warrant price to $2.25 per share upon KFx's retirement of certain outstanding debentures. These debentures were retired in full by KFx in July of 2002; accordingly, the warrant exercise price was reduced to $2.25 per share. See Note 1 for more information on the fair value and carrying value of these warrants.

        The President and Chief Executive Officer of Evergreen is on the board of directors of KFx, and the Chief Financial Officer of Evergreen is on the board of directors of Pegasus.

        A director of the Company is a partner in a law firm that acts as counsel to the Company on various matters. The Company paid legal fees and expenses to the law firm of approximately $104,000, $157,000 and $139,000 during the years ended December 31, 2002, 2001 and 2000, respectively.

Evergreen Resources, Inc.

Notes to Consolidated Financial Statements

Years ended December 31, 2002, 2001 and 2000

(14) SUPPLEMENTAL OIL AND GAS INFORMATION (Unaudited)

Costs incurred in Oil and Gas Exploration and Development Activities

        The Company's oil and gas activities are conducted in the United States, the United Kingdom, Northern Ireland and the Republic of Ireland, the Falkland Islands and Chile. See Note 3 for additional information regarding the Company's oil and gas properties, including the impairment of the Company's international oil and gas properties. The following costs were incurred in oil and gas acquisition, exploration, development, gas gathering and producing activities during the following periods:

	United States	United Kingdom	N. Ireland/ Republic of Ireland	Falkland Islands	Chile	Total
	(in thousands)
Year Ended December 31, 2002
Development	$59,378	$—	$—	$—	$—	$59,378
Gas collection	36,640	—	—	—	—	36,640
Exploration	9,836	8,237	6,265	10	105	24,453

	$105,854	$8,237	$6,265	$10	$105	$120,471

Year Ended December 31, 2001
Acquisition costs:
Proved	$16,202	$—	$—	$—	$—	$16,202
Unproved	1,891	—	—	—	—	1,891
Gas collection	2,153	—	—	—	—	2,153
Development	51,512	—	—	—	—	51,512
Gas collection	35,310	—	—	—	—	35,310
Exploration	3,587	3,574	7,334	—	119	14,614

	$110,655	$3,574	$7,334	$—	$119	$121,682

Year Ended December 31, 2000
Acquisition costs:
Proved	$135,505	$—	$—	$—	$—	$135,505
Unproved	6,647	—	—	—	—	6,647
Gas collection	30,000	—	—	—	—	30,000
Development	31,666	—	—	—	—	31,666
Gas collection	24,401	—	—	—	—	24,401
Exploration	—	7,751	—	49	363	8,163

	$228,219	$7,751	$—	$49	$363	$236,382

Years Ended December 31, 1999 and prior
Acquisition costs:
Proved	$18,235	$—	$—	$—	$—	$18,235
Unproved	15,257	—	—	—	—	15,257
Gas collection	4,485	—	—	—	—	4,485
Development	56,471	—	—	—	—	56,471
Gas collection	33,479	—	—	—	—	33,479
Exploration	3,157	11,297	—	1,286	2,557	18,297

	$131,084	$11,297	$—	$1,286	$2,557	$146,224

        The following table sets forth a summary of oil and gas property costs not being amortized at December 31, 2002, by the year in which such costs were incurred:

	Total	2002	2001	2000	1999 and Prior
	(in thousands)
Property acquisition costs	$23,795	$—	$1,891	$6,647	$15,257
Impairment of international properties	(52,537)	(52,537)	—	—	—
Exploration and development, net of transfers to proved oil & gas properties	57,905	25,220	12,179	8,163	12,343

Total	$29,163	$(27,317)	$14,070	$14,810	$27,600

        The following table sets forth a summary of capitalized interest that has been included in the unevaluated properties during the following periods:

Year ending December 31,	United States	United Kingdom	N. Ireland/ Republic of Ireland	Falkland Islands	Chile	Total
	(in thousands)
2002	$400	$686	$247	$—	$55	$1,388
2001	309	680	70	—	113	1,172
2000	134	354	—	—	138	626
1999	295	—	—	43	13	351
1998 and prior	432	—	—	43	13	488

	$1,570	$1,720	$317	$86	$332	$4,025

        The Company's proved oil and gas properties and gas collection system are all located within the United States. The depreciation and depletion related to these assets was $20.2 million, $15.7 million and $7.9 million for the years ended December 31, 2002, 2001 and 2000, respectively.

Oil and Gas Reserves

        The estimates of the Company's proved natural gas reserves and related future net cash flows that are presented in the following tables are based upon estimates made by independent petroleum engineering consultants for the United States only.

        The Company's reserve information was prepared as of December 31, 2002, 2001 and 2000. The Company cautions that there are many inherent uncertainties in estimating proved reserve quantities, projecting future production rates, and timing of development expenditures. Accordingly, these estimates are likely to change as future information becomes available. Proved oil and gas reserves are the estimated quantities of crude oil, condensate, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are those reserves expected to be recovered through existing wells, with existing equipment and operating methods.

        Estimated quantities of proved reserves and proved developed reserves of natural gas (all of which are located within the United States), as well as the changes in proved reserves, are as follows:

Proved Reserves:	2002 Gas (MMcf)	2001 Gas (MMcf)	2000 Gas (MMcf)
Beginning of year	1,050,643	874,526	559,419
Revisions of previous estimates	(19,723)	(609)	(24,209)
Extensions and discoveries	246,870	167,663	205,595
Production	(38,988)	(30,807)	(19,521)
Purchase of reserves	—	39,870	153,242

End of year	1,238,802	1,050,643	874,526

Proved developed reserves	795,874	684,167	544,211

% of proved developed reserves	64.2%	65.1%	62.2%

        The following table sets forth a standardized measure of the estimated discounted future net cash flows attributable to the Company's proved gas reserves. Gas prices have fluctuated widely in recent years. The calculated weighted average sales prices utilized for the purposes of estimating the Company's proved reserves and future net revenues were $4.22, $2.32 and $9.18 per Mcf of gas at December 31, 2002, 2001 and 2000. The future production and development costs represent the estimated future expenditures to be incurred in developing and producing the proved reserves, assuming continuation of existing economic conditions. Future income tax expense was computed by applying effective income tax rates for each period presented to the difference between pre-tax net cash flows relating to the Company's proved reserves and the tax basis of proved properties and available net operating loss and percent depletion carryovers.

	December 31,
	2002	2001	2000
	(in thousands)
Future cash inflows	$5,223,063	$2,438,286	$8,028,403
Future production costs	(1,456,612)	(994,363)	(1,090,286)
Future development costs	(117,525)	(107,620)	(93,863)
Future income taxes	(1,189,050)	(402,896)	(2,569,766)

Future net cash flows	2,459,876	933,407	4,274,488
10% discount to reflect timing of cash flows	(1,357,836)	(515,382)	(2,450,737)

Standardized measure of discounted future net cash flows	$1,102,040	$418,025	$1,823,751

        The following summarizes the principal factors comprising the changes in the standardized measure of discounted future net cash flows for the years ended December 31, 2002, 2001 and 2000.

	Years Ended December 31,
	2002	2001	2000
	(in thousands)
Standardized measure, beginning of period	$418,025	$1,823,751	$210,776
Sales of natural gas, net of production costs	(77,196)	(92,521)	(43,184)
Extensions and discoveries	270,504	73,701	621,650
Net change in sales prices, net of production costs	810,055	(2,661,828)	1,766,677
Purchase of reserves	—	29,786	245,868
Revisions of quantity estimates	(28,000)	—	(114,000)
Accretion of discount	59,846	292,017	33,138
Net change in income taxes	(352,265)	915,978	(975,808)
Changes in future development costs	(10,701)	(8,632)	(3,773)
Changes in rates of production and other	11,772	45,773	82,407

Standardized measure, end of period	$1,102,040	$418,025	$1,823,751

(15) SUMMARIZED QUARTERLY FINANCIAL INFORMATION (Unaudited)

	Revenues	Expenses	Net Income (Loss)	Basic Earnings (Loss) Per Share	Diluted Earnings (Loss) Per Share
	(in thousands, except per share data)
2002
First quarter	$20,314	$17,930	$2,384	$0.13	$0.12
Second quarter	23,428	20,138	3,290	0.17	0.17
Third quarter*	29,690	44,686	(14,996)	(0.79)	(0.79)
Fourth quarter*	38,694	37,696	998	0.05	0.05

	$112,126	$120,450	$(8,324)

2001
First quarter	$37,944	$22,978	$14,966	$0.81	$0.78
Second quarter	32,776	21,614	11,162	0.61	0.57
Third quarter	25,635	18,489	7,146	0.38	0.37
Fourth quarter	24,415	19,162	5,253	0.28	0.27

	$120,770	$82,243	$38,527

*
See Note 3 for discussion of third and fourth quarter 2002 impairment charges related to the Company's international oil and gas properties.