Form 10-Q
period 2003-03-31
EVERGREEN RESOURCES INC
filed 2003-05-14
CIK 353943

Use these links to rapidly review the document
EVERGREEN RESOURCES, INC. INDEX

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2003.
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                               to

Commission file number: 001-13171

EVERGREEN RESOURCES, INC.
(Exact name of registrant as specified in its charter)

Colorado	84-0834147
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)
1401 17th Street Suite 1200 Denver, Colorado	80202
(Address of Principal Executive Offices)	(Zip Code)

Registrant's Telephone Number, Including Area Code: (303) 298-8100

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

        Indicate by check mark whether the Registrant is an accelerated filer (as defined by Rule 12b-2 of the Act). ☒ Yes ☐ No

        As of April 30, 2003, 19,339,170 shares of the Registrant's Common Stock, no par value, were outstanding.

EVERGREEN RESOURCES, INC.

INDEX

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

EVERGREEN RESOURCES, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2003	December 31, 2002
	(unaudited)
	(in thousands)
ASSETS
Current:
Cash and cash equivalents	$1,310	$871
Accounts receivable	34,740	17,684
Other current assets	1,651	1,384

Total current assets	37,701	19,939

Property and equipment, at cost, based on full-cost accounting for oil and gas properties (Notes 2, 3, 4, 5, 9 and 11)	686,642	654,847
Less accumulated depreciation, depletion and amortization	80,754	74,431

Net property and equipment	605,888	580,416

Other assets	6,514	6,406

	$650,103	$606,761

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,905	$4,109
Amounts payable to oil and gas property owners	8,470	5,871
Production and property taxes payable	7,106	5,731
Derivative instruments (Note 7)	9,274	1,454
Accrued expenses and other	8,174	7,912

Total current liabilities	39,929	25,077
Notes payable and senior convertible notes (Note 9)	239,000	236,000
Deferred income tax liabilities	34,159	27,666
Production taxes payable and other (Note 7)	6,011	4,328
Asset retirement obligation (Note 11)	4,978	—

Total liabilities	324,077	293,071

Minority interest in subsidiary	1,292	1,262
Stockholders' equity (Notes 3, 4 and 8):
Preferred stock, $1.00 par value; shares authorized, 24,900; none outstanding	—	—
Common stock, $0.01 stated value; shares authorized, 50,000; shares issued and outstanding 19,091 and 19,053	191	190
Additional paid-in capital	263,517	262,083
Retained earnings	67,410	50,471
Accumulated other comprehensive loss	(6,384)	(316)

Total stockholders' equity	324,734	312,428

	$650,103	$606,761

See accompanying notes to consolidated financial statements.

EVERGREEN RESOURCES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
	2003	2002
	(in thousands, except per share data)
Revenues:
Natural gas revenues	$48,974	$20,192
Interest and other	147	122

Total revenues	49,121	20,314

Expenses:
Lease operating expenses	4,717	3,685
Transportation costs	3,367	2,835
Production and property taxes	2,980	1,190
Depreciation, depletion and amortization	5,529	4,792
General and administrative expenses	2,606	2,189
Interest expense	2,199	1,920
Other (income) expense	(76)	7

Total expenses	21,322	16,618

Income before income taxes and cumulative effect of change in accounting principle	27,799	3,696
Income tax provision—deferred	10,147	1,312

Net income before cumulative effect of change in accounting principle	17,652	2,384
Cumulative effect of change in accounting principle, net of tax (Note 11)	713	—

Net income	$16,939	$2,384

Basic income per common share (Note 6):
Earnings before cumulative effect of change in accounting principle	$0.93	$0.13
Cumulative effect of change in accounting principle, net of tax	(0.04)	—

	$0.89	$0.13

Diluted income per common share (Note 6):
Earnings before cumulative effect of change in accounting principle	$0.90	$0.12
Cumulative effect of change in accounting principle, net of tax	(0.04)	—

	$0.86	$0.12

See accompanying notes to consolidated financial statements.

EVERGREEN RESOURCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2003	2002
	(in thousands)
Operating activities:
Net income	$16,939	$2,384
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	5,529	4,792
Cumulative effect of change in accounting principle, net of tax	713	—
Deferred income taxes	10,147	1,312
Non-cash compensation and other	161	57
Changes in operating assets and liabilities:
Accounts receivable	(17,614)	(1,030)
Other current assets	(204)	(361)
Accounts payable	322	(554)
Production and property taxes payable	2,897	874
Accrued expenses and other	1,453	3,021

Net cash provided by operating activities	20,343	10,495

Investing activities:
Investment in property and equipment	(26,681)	(28,461)
Change in other assets and other	(207)	—

Net cash used by investing activities	(26,888)	(28,461)

Financing activities:
Net proceeds from notes payable	3,000	17,000
Proceeds from issuance of common stock, net	803	697
Change in cash held from operating oil and gas properties and other	3,168	(429)

Net cash provided by financing activities	6,971	17,268

Effect of exchange rate changes on cash	13	(5)

Increase (decrease) in cash and cash equivalents	439	(703)
Cash and cash equivalents, beginning of the period	871	3,024

Cash and cash equivalents, end of the period	$1,310	$2,321

See accompanying notes to consolidated financial statements.

EVERGREEN RESOURCES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended March 31,
	2003	2002
	(in thousands)
Net income	$16,939	$2,384

Derivative instruments:
Change in fair value	(20,002)	(7,940)
Reclassification adjustment for losses included in operations	11,971	111

Derivative instruments before taxes	(8,031)	(7,829)
Related income tax effect	2,959	2,780

Derivative instruments, net of tax	(5,072)	(5,049)

Available for sale instruments:
Unrealized gain	—	437
Related income tax effect	—	(155)

Available for sale instruments, net of tax	—	282

Foreign currency translation adjustments:
Unrealized gain	—	(557)
Reclassification adjustment for gains included in operations	(996)	—

	(996)	(557)

Comprehensive income (loss)	$10,871	$(2,940)

See accompanying notes to consolidated financial statements.

EVERGREEN RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2003

(Unaudited)

1.     Basis of Presentation

        Evergreen Resources, Inc. ("Evergreen" or "the Company") is a Colorado corporation organized on January 14, 1981. Evergreen is an independent energy company engaged in the operation, development, production, exploration and acquisition of unconventional natural gas properties. Evergreen is one of the leading developers of coal bed methane reserves in the United States. Its current operations are principally focused on developing and expanding its coal bed methane project located in the Raton Basin in southern Colorado. The Company has also acquired a significant acreage position in Kansas and has begun a coal bed methane project in southern Alaska.

  Consolidation

        The financial statements include the accounts of Evergreen and its wholly-owned subsidiaries, Evergreen Operating Corporation, Evergreen Resources (UK) Ltd. ("ERUK"), Powerbridge, Inc., Evergreen Well Service Company, Primero Gas Marketing Company, Primero Gas Company, LLC, XYZ Minerals, Inc. (see Note 5), Evergreen Resources (Alaska) Corporation, Long Canyon Gas Company, LLC (see Note 5), and Evergreen Supply and Distribution Company. Evergreen also has an 85% ownership interest in Lorencito Gas Gathering, LLC. All significant intercompany balances and transactions have been eliminated in consolidation.

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

        The accompanying financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 2002. In the opinion of management, the accompanying unaudited financial statements include all adjustments, consisting only of normal recurring items, necessary to present fairly the Company's financial position as of March 31, 2003 and 2002 and the results of its operations, cash flows and statements of comprehensive income (loss) for the three months then ended. Certain reclassifications have been made to prior periods to conform to the classifications used in the current period. These reclassifications did not have an impact on previously reported results of operations. The results of operations for interim periods are not necessarily indicative of results to be expected for a full year.

2.     Oil and Gas Properties

        The Company follows the full-cost method of accounting for oil and gas properties. Under this method, all productive and nonproductive costs incurred in connection with the exploration for and development of oil and gas reserves are capitalized. Such capitalized costs include lease acquisition, geological and geophysical work, delay rentals, drilling, completing and equipping oil and gas wells, and include salaries, benefits and other internal costs directly attributable to these activities. For the quarters ended March 31, 2003 and 2002, Evergreen capitalized $2.1 million and $1.3 million of internal costs. Of these amounts, approximately $1.3 million and $0.8 million were salary-related costs directly related to services provided by the Company's wholly-owned well service company and gas gathering construction activities. The majority of the remaining capitalized costs were primarily attributable to engineering and land employee salaries. Costs associated with production and general corporate activities are expensed in the period incurred. Interest costs related to unproved properties and properties under development are also capitalized to oil and gas properties. If the net investment in oil and gas properties exceeds an amount equal to the sum of (1) the standardized measure of discounted future net cash flows from proved reserves and (2) the lower of cost or fair market value of properties in process of development and unexplored acreage, the excess is charged to expense as additional depletion. Normal dispositions of oil and gas properties are accounted for as adjustments of capitalized costs, with no gain or loss recognized.

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

3.     Kansas Property Acquisition

        Evergreen recently concluded a series of property acquisitions in and around the Forest City Basin in Kansas. In the fourth quarter of 2002 and through April 2003, the Company spent approximately $22 million (including 248,538 shares of Evergreen common stock valued at $11.3 million issued in April 2003) for over 450,000 gross acres. The Company plans to drill and complete an estimated 25 coal bed methane wells in the fourth quarter of 2003 and anticipates production from these wells by the end of the year. Evergreen will hold a 100% working interest in these prospective coal bed methane properties. The acreage generally lies in the Forest City Basin and Cherokee Platform and also contains shallow gas potential in fractured shales and sands.

4.     Carbon Energy Corporation Merger

        Evergreen announced on March 31, 2003 that it intends to acquire 100% of the outstanding common stock of Carbon Energy Corporation ("Carbon"). Carbon is an independent oil and gas company engaged in the exploration, development and production of natural gas and crude oil in the United States and Canada. Carbon's properties in the United States are located in the Piceance Basin in Colorado and in the Uintah Basin in Utah. Carbon's properties in Canada are located in central Alberta and southeast Saskatchewan. Under the terms of the merger agreement, Carbon's shareholders will receive 0.275 shares of Evergreen common stock for each common share of Carbon. The exchange ratio was based upon the relative values of the two securities at the time of the merger agreement. This will require Evergreen to issue approximately 1.69 million new shares of Evergreen common stock to Carbon's shareholders. Based upon the average closing price of Evergreen's common stock for a period two days before and after announcement of the merger, the average value per share is $45.43 per share, and the total value of the stock to be issued is approximately $76.8 million. The aggregate value of the transaction, including transaction costs of approximately $7 million and the fair value of Carbon employee stock options to be assumed by Evergreen of approximately $5.4 million, is approximately $89.2 million. The actual amount of the common stock and options will not be known until the closing of the transaction. The transaction is expected to be non-taxable to the stockholders of both companies.

        The transaction is subject to the approval of Carbon's shareholders. The boards of directors of both companies have unanimously approved the merger. Completion of the transaction is expected in the third quarter of 2003. The acquired Carbon properties are estimated to contain at least 88 billion cubic feet equivalent of proved reserves, substantially all of which are natural gas. Carbon operates substantially all of its properties in the United States and Canada. Net gas reserves in the United States and Canada are approximately 57 billion cubic feet ("Bcf") and 31 Bcf, respectively, of which 39% and 66% are classified as proved developed and the remaining amounts are classified as proved undeveloped. Independent petroleum engineering consultants Netherland Sewell & Associates, Inc. prepared the reserve estimates of Carbon. Daily net gas production as of May 2003 is approximately

14.4 million cubic feet. The gross acreage position is approximately 150,000 acres in the United States and 77,000 acres in Canada.

5.     Subsequent Event

        On March 26, 2003, Evergreen entered into a settlement agreement with certain working interest owners, under which Evergreen agreed to sell certain mineral interests in XYZ Minerals, Inc. and a 25% membership interest in Long Canyon Gas Company, LLC for $3.75 million. On April 16, 2003, the transaction closed with an effective date of January 1, 2003. Net revenues from the effective date through the closing date will be recorded as a sales price adjustment in April 2003.

6.     Earnings per Share

        The following table sets forth the computation of basic and diluted weighted average shares outstanding for the three months ended March 31, 2003 and 2002:

	Three Months Ended March 31,
	2003	2002
	(in thousands)
Weighted average common shares outstanding:
Basic	19,059	18,863
Dilutive common stock options	661	649

Diluted	19,720	19,512

        As discussed in Note 9, the Company issued $100 million in senior convertible notes in December 2001 that are convertible into shares of common stock under certain circumstances. At March 31, 2003 and 2002, no potential common shares were included in the computation of diluted earnings per share related to these senior convertible notes as no circumstances occurred that would allow them to be convertible.

7.     Derivatives and Hedging Activities

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

        At March 31, 2003, the Company had entered into the following natural gas swap contracts and costless collar contracts by contract period. ("MMBtu" means million British thermal units and convert on an approximate one-for-one basis into Mcf.) The contracts are based on the regional price indexes where the Company physically delivers its natural gas.

Contract Period	Type of Instrument(s)	Volume in MMBtu/day	Weighted Average $/MMBtu	Unrealized Loss at March 31, 2003
				(in thousands)
Apr 03 - Dec 03	Swaps	70,000	$4.37	$5,481
Apr 03 - Dec 03	Costless Collar	20,000	$3.26/5.02	1,623
Jan 04 - Dec 04	Swap	10,000	$3.75	1,960
Jan 04 - Dec 04	Costless Collar	20,000	$3.21/4.91	1,700

				$10,764

        As of March 31, 2003, the Company had recorded net unrealized losses of $10.8 million, which represented the estimated aggregate fair values of the Company's open derivative contracts as of that date. These unrealized losses are presented on the Consolidated Balance Sheet as a current liability of $9.3 million and a non-current liability of $1.5 million. The fair values of the costless collar contracts were calculated using the Black-Scholes option-pricing model which factors in such variables as the term of the derivative contracts, the volatility of the gas market and the current risk-free rates of return on similar-termed investments. The values of the natural gas swaps were determined using expected discounted future cash flows. Based on the calculated fair values at March 31, 2003, the Company expects to reclassify net losses of $9.3 million into earnings related to the derivative contracts during the next 12 months. Actual gains or losses recognized may be materially different than what was estimated at March 31, 2003 and will depend solely on the regional price indexes of the commodities on the specified settlement dates provided by the derivative contracts.

        During the quarters ended March 31, 2003 and 2002, the Company recognized approximately $12.0 million in losses and $0.1 million in gains, respectively, related to natural gas derivative contracts. The gains and losses are included in natural gas revenues in the Consolidated Statements of Income for each period presented. The Company also had an interest rate swap in place from April 2001 through April 2002 for a notional amount of $25 million at a LIBO rate of 4.4%. The Company recognized a $0.2 million loss on this contract during the quarter ended March 31, 2002, which is included in interest expense in the Consolidated Statement of Income for the respective period.

        The Company is exposed to credit risk in the event of nonperformance by the counterparties in the derivative contracts discussed above; however, the Company does not anticipate nonperformance by the counterparties.

8.     Equity Compensation

  Stock Awards

        Under the Company's 2000 Stock Incentive Plan, shares of common stock may be granted to key employees under terms and conditions determined by management. These stock grants generally vest over a period of four to six years and are distributed to the employees as the shares vest. The Company determines employee compensation based on the market price of its common stock on the date of grant. Unearned compensation arising from the stock grants is shown as a reduction in stockholders' equity on the consolidated balance sheets and is amortized using the straight-line method as additional compensation over the vesting period.

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

        SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment to SFAS No. 123" requires the Company to provide pro forma information regarding net income as if the compensation cost for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in SFAS No. 123. To provide the required pro forma information, the Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model. The following table represents the pro forma effect on net income and earnings per share as if the Company had applied the fair value based method and recognition provisions of SFAS No. 123 to stock-based employee compensation:

	Three Months Ended March 31,
	2003	2002
	(in thousands, except per share data)
Net income, as reported	$16,939	$2,384
Add: Stock-based employee compensation included in reported net income, net of tax	90	13
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(496)	(378)

Pro forma net income	$16,533	$2,019

Earnings per share:
Basic earnings per common share:
As reported	$0.89	$0.13

Pro forma	$0.87	$0.11

Diluted earnings per common share:
As reported	$0.86	$0.12

Pro forma	$0.84	$0.10

9.     Notes Payable and Senior Convertible Notes

  Notes Payable

        The Company currently has a $200 million revolving credit facility with a bank group (the "Banks"). The credit facility is available through July 1, 2005. Advances pursuant to this credit facility are limited to a borrowing base, which is presently $200 million. The Company may elect to use either the LIBO rate plus a margin of 1.125% to 1.50% or the prime rate plus a margin of 0% to 0.25%, with margins on both rates determined on the average outstanding borrowings under the credit facility. The borrowing base is redetermined semi-annually by the Banks based upon reserve evaluations of Evergreen's oil and gas properties. An average annual commitment fee of 0.375% is charged quarterly for any unused portion of the credit line. The agreement is collateralized by substantially all domestic oil and gas properties and guaranteed by substantially all of the Company's subsidiaries. The credit agreement also contains certain net worth, leverage and ratio requirements. At March 31, 2003, Evergreen had $139 million of outstanding borrowings under this credit facility, with a current average interest rate of approximately 2.9%. The Company was in compliance with all loan covenants at March 31, 2003.

  Senior Convertible Notes

        The Company also has $100 million in senior unsecured convertible notes which are due in 2021 and bear interest at a fixed annual rate of 4.75%, which is to be paid in cash on June 15 and December 15 of each year. In addition to the fixed interest, the Company will pay contingent interest to the holders of the notes if the average trading price of the notes for an established number of days exceeds 120% or more of the principal amount of the notes. The rate of contingent interest payable in respect to any six-month period will equal the greater of (1) a per annum rate equal to 5% of the Company's estimated per annum borrowing rate for senior non-convertible fixed-rate debt with a maturity date comparable to the notes or (2) 0.30% per annum. In no event may the contingent interest rate exceed 0.40% per annum.

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

10.   Supplemental Disclosures of Cash Flow Information

        Cash paid during the three months ended March 31, 2003 and 2002 for interest was approximately $1.2 million and $1.0 million. During the three months ended March 31, 2003 and 2002, approximately $0.2 million and $0.4 million of interest was capitalized.

11.   Asset Retirement Obligations

        Effective January 1, 2003, the Company adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset.

        The adoption of this Statement required the Company to record a non-cash expense, net of tax, of approximately $0.7 million as a cumulative effect of change in accounting principle in the first quarter of 2003. In addition, the Company recorded a non-current liability of approximately $4.6 million and an addition to oil and gas properties and the gas collection system of approximately $3.9 million in connection with the adoption of this Statement effective January 1, 2003.

        The schedule below is a reconciliation of the Company's liability for the three months ended March 31, 2003:

Asset Retirement Obligation
(in thousands)
Upon adoption at January 1, 2003	$4,631
Liabilities incurred	267
Liabilities settled	—
Accretion	80
Revisions to estimate	—

$4,978

        The schedule below reflects for all periods presented, on a pro forma basis, the net income (loss), net income (loss) per share amounts and the liability for asset retirement obligations as if SFAS No. 143 had been applied during all the periods presented in the following table.

	Three Months Ended March 31,	Years Ended December 31,
	2002	2002	2001	2000
	(in thousands, except per share data)
Net income (loss) attributable to common stockholders, as reported	$2,384	$(8,324)	$38,527	$14,063
Pro forma adjustments	(97)	(389)	(298)	(170)

Net income (loss) attributable to common stockholders, pro forma	$2,287	$(8,713)	$38,229	$13,893

Basic net income (loss) per common share, as reported	$0.13	$(0.44)	$2.08	$0.91

Basic net income (loss) per common share, pro forma	$0.12	$(0.46)	$2.06	$0.90

Diluted net income (loss) per common share, as reported	$0.12	$(0.44)	$1.98	$0.87

Diluted net income (loss) per common share, pro forma	$0.12	$(0.46)	$1.97	$0.86

	March 31,	December 31,
	2002	2002	2001	2000
Asset retirement obligation	$3,872	$4,631	$3,618	$2,583

12.   Recent Accounting Pronouncements

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB No. 4, 44 and 64, Amendment of FASB No. 13, and Technical Corrections." SFAS No. 145 rescinds FASB No. 4 "Reporting Gains and Losses from Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." This statement also rescinds SFAS No. 44 "Accounting for Intangible Assets of Motor Carriers" and amends SFAS No. 13, "Accounting for Leases." This statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company adopted this statement on January 1, 2003. The adoption of this statement did not have a material effect on the Company's financial statements.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value when the liability is incurred. SFAS No. 146 was effective for exit or disposal activities that were initiated after December 31, 2002. The adoption of this statement did not have a material effect on the Company's financial statements.

        In May 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company does not expect the adoption of this statement to have a material effect on its financial statements.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including statements regarding, among other items, (i) the Company's growth strategies, (ii) anticipated trends in the Company's business and its future results of operations, (iii) market conditions in the oil and gas industry, (iv) the ability of the Company to make and integrate acquisitions, (v) the impact of government regulation, (vi) financial market conditions, (vii) wars and acts of terrorism or sabotage and (viii) the risk associated with integration of acquired companies. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, many of which are beyond the Company's control. Actual results could differ materially from those implied by these forward-looking statements as a result of, among other things, a decline in natural gas production, a decline in natural gas prices, incorrect estimations of required capital expenditures, increases in the cost of drilling and completion and gas collection, an increase in the cost of production and operations, an inability to meet growth projections, or changes in general economic conditions. These and other risks and uncertainties are described in more detail in the Company's most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission. In light of these and other risks and uncertainties of which the Company may be unaware or which the Company currently deems immaterial, there can be no assurance that actual results will be as projected in the forward-looking statements.

General

        Evergreen Resources, Inc. ("Evergreen" or "the Company") is a Colorado corporation organized on January 14, 1981. Evergreen is an independent energy company engaged in the operation, development, production, exploration and acquisition of unconventional natural gas properties. Evergreen is one of the leading developers of coal bed methane reserves in the United States. Its current operations are principally focused on developing and expanding its coal bed methane project located in the Raton Basin in southern Colorado. The Company has also acquired a significant acreage position in Kansas and has begun a coal bed methane project in southern Alaska.

Recent Developments

Carbon Energy Corporation Merger

        Evergreen announced on March 31, 2003 that it intends to acquire 100% of the outstanding common stock of Carbon Energy Corporation ("Carbon"). Carbon is an independent oil and gas company engaged in the exploration, development and production of natural gas and crude oil in the United States and Canada. Carbon's properties in the United States are located in the Piceance Basin in Colorado and in the Uintah Basin in Utah. Carbon's properties in Canada are located in central Alberta and southeast Saskatchewan. Under the terms of the merger agreement, Carbon's shareholders will receive 0.275 shares of Evergreen common stock for each common share of Carbon. The exchange ratio was based upon the relative values of the two securities at the time of the merger agreement. This will require Evergreen to issue approximately 1.69 million new shares of Evergreen common stock to Carbon's shareholders. Based upon the average closing price of Evergreen's common stock for a period two days before and after announcement of the merger, the average value per share is $45.43 per share, and the total value of the stock to be issued is approximately $76.8 million. The aggregate value of the transaction, including transaction costs of approximately $7 million and the fair value of Carbon employee stock options to be assumed by Evergreen of approximately $5.4 million, is approximately $89.2 million. The actual amount of the common stock and options will not be known until the closing of the transaction. The transaction is expected to be non-taxable to the stockholders of both companies.

        The transaction is subject to the approval of Carbon's shareholders. The boards of directors of both companies have unanimously approved the merger. Completion of the transaction is expected in the third quarter of 2003. The acquired Carbon properties are estimated to contain at least 88 billion cubic feet equivalent of proved reserves, substantially all of which are natural gas. Carbon operates substantially all of its properties in the United States and Canada. Net gas reserves in the United States and Canada are approximately 57 billion cubic feet ("Bcf") and 31 Bcf, respectively, of which 39% and 66% are classified as proved developed and the remaining amounts are classified as proved undeveloped. Independent petroleum engineering consultants Netherland Sewell & Associates, Inc. prepared the reserve estimates of Carbon. Daily net gas production at May 2003 is approximately 14.4 million cubic feet (MMcf). The gross acreage position is approximately 150,000 acres in the United States and 77,000 acres in Canada.

        The Company expects to start drilling aggressively in these areas in 2003. The properties in Colorado and Utah provide Evergreen with access to another large acreage position in close proximity to the Company's Denver headquarters. Utilizing the Company's combined technical expertise in unconventional gas plays, Evergreen believes large exploratory and development reserve potential exists in multiple formations that have not been completely evaluated. The Company plans to expand Carbon's reserve base aggressively since Carbon's Canadian acreage position contains substantial unexploited potential in a number of formations, including unconventional and conventional gas.

Kansas Property Acquisition

        Evergreen recently concluded a series of property acquisitions in and around the Forest City Basin in Kansas. In the fourth quarter of 2002 and through April 2003, the Company spent approximately $22 million (including 248,538 shares of Evergreen common stock valued at $11.3 million issued in April 2003) for over 450,000 gross acres. The Company plans to drill and complete an estimated 25 coal bed methane wells in the fourth quarter of 2003 and anticipates production from these wells by the end of the year. Evergreen will hold a 100% working interest in these prospective coal bed methane properties. The acreage generally lies in the Forest City Basin and Cherokee Platform and also contains shallow gas potential in fractured shales and sands.

Other

        On March 26, 2003, Evergreen entered into a settlement agreement with certain working interest owners, under which Evergreen agreed to sell certain mineral interests in XYZ Minerals, Inc. and a 25% membership interest in Long Canyon Gas Company, LLC for $3.75 million. On April 16, 2003, the transaction closed with an effective date of January 1, 2003. Net revenues from the effective date will be recorded as a sales price adjustment in April 2003.

Operations

        The Company has drilled 75 coal bed methane wells in the Raton Basin from the beginning of the year through April 30, 2003. The Company plans to drill a total of 160 wells in the Raton Basin in 2003. Average net daily sales from the Raton Basin for the month of April 2003 were approximately 121 million cubic feet per day.

Results of Operations—Three Months Ended March 31, 2003 compared to the Three Months Ended March 31, 2002

        The following table sets forth certain unaudited operating data of the Company for the periods presented ("Mcf" means thousand cubic feet, and "MMcf" means million cubic feet):

	Three Months Ended March 31,
	2003	2002
Natural gas production (MMcf)	10,515	8,828
Average realized sales price per Mcf*	$4.66	$2.29
Cost per Mcf:
Lease operating expense	$0.45	$0.42
Transportation costs	$0.32	$0.32
Production and property taxes	$0.28	$0.13
Depreciation, depletion and amortization	$0.53	$0.54
General and administrative	$0.25	$0.25
Interest expense	$0.21	$0.22

*
Includes effects of hedging

        The Company reported net income of $16.9 million or $0.86 per diluted share for the three months ended March 31, 2003, compared to net income of $2.4 million or $0.12 per diluted share for the same period in 2002.

        Natural gas revenues were $49.0 million during the three months ended March 31, 2003 as compared to $20.2 million for the same period in the prior year. The increase in natural gas revenues for the three-month period was primarily due to a 103% increase in average sales price per Mcf from $2.29 in 2002 to $4.66 in 2003 and a 19% increase in net gas sales. Approximately 72% of Evergreen's net production during the first quarter of 2003 was sold under fixed-price contractual arrangements or hedged using derivative instruments, resulting in an average hedged price of $4.26 per Mcf. During the three months ended March 31, 2003 and 2002, the Company realized $12.0 million in hedging losses and $0.1 million in hedging gains, respectively.

        Net gas sales in the first quarter of 2003 increased to 10,515 MMcf or an average of 116.8 MMcf per day, from 8,828 MMcf or an average of 98.1 MMcf per day in the first quarter of 2002. Evergreen had 876 net producing gas wells at March 31, 2003 compared to 713 as of March 31, 2002. Evergreen drilled 63 coal bed methane wells in the Raton Basin during this year's first quarter compared to 49 coal bed methane wells in the first quarter of 2002.

        Lease operating expenses for the three months ended March 31, 2003 were $4.7 million or $0.45 per Mcf compared to $3.7 million or $0.42 per Mcf for the same period in 2002. The increase of $0.03 per Mcf was primarily due a $0.06 per Mcf increase in weather-related workover costs for well repairs which was offset by a $0.04 per Mcf decrease in periodic compressor maintenance and compressor overhauls.

        Transportation costs for the three months ended March 31, 2003 were $3.4 million compared to $2.8 million for the same period in 2002. On a per Mcf basis, transportation costs remained consistent at $0.32 per Mcf for each period.

        For the quarter ended March 31, 2003, production and property taxes were $3.0 million as compared to $1.2 million for the same period in 2002. The Company pays production taxes on the value of its natural gas physically sold. Accordingly, any financial hedging gains and losses realized by the Company, which are recorded as a component of natural gas revenues, are not subject to production taxes. Excluding hedging losses of $12.0 million for the quarter ended March 31, 2003 and hedging gains of $0.1 million for the quarter ended March 31, 2002, production and property taxes as a percentage of natural gas sales were approximately 4.9% and 5.9%, respectively. The decrease in production and property taxes as a percentage of sales is primarily related a larger than expected decrease in property tax mill levies from 2002 to 2003.

        Depreciation, depletion and amortization expense for the three months ended March 31, 2003 was $5.5 million compared to $4.8 million for the same period in 2002. On an equivalent Mcf basis, depreciation, depletion and amortization expense decreased to $0.53 per Mcf in the three months ended March 31, 2003, as compared to $0.54 per Mcf in the prior year.

        Total general and administrative expenses in the first quarter of 2003 increased to $2.6 million from $2.2 million in last year's first quarter. However, on a per-unit of production basis, general and administrative expenses remained consistent at $0.25 per Mcf. The increase in general and administrative expense was primarily due to a $0.2 million increase in general and administrative salaries and related benefits associated with an increase in the number of administrative personnel.

        Interest expense in the first quarter of 2003 totaled $2.2 million or $0.21 per Mcf compared to $1.9 million or $0.22 per Mcf in the first quarter of 2002. Total long-term debt as of March 31, 2003 was $239 million versus $198 million as of March 31, 2002. The decline in interest expense from the first quarter of 2002 despite the increase in the average debt balance was attributable to a significant reduction in average interest rates from approximately 4.8% in the first quarter of 2002 to approximately 4.1% in the first quarter of 2003.

        Other income of $0.1 million for the quarter ended March 31, 2002 includes a $1.0 million foreign currency exchange gain related the to Company's planned exit of its United Kingdom operations as well as a $0.8 million charge for plugging and abandonment operations in the United Kingdom, Northern Ireland and the Republic of Ireland. As discussed in Note 5 to the Consolidated Financial Statements, the Company sold an approximate 25% interest in one of its gas gathering subsidiaries effective April 1, 2003. As a result of this sale, the Company will recognize minority interest expense beginning April 1, 2003.

        Effective January 1, 2003, the Company adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The adoption of this Statement required the Company to record a non-cash expense, net of tax, of approximately $0.7 million as a cumulative effect of change in accounting principle in the first quarter of 2003. In addition, the Company recorded a non-current liability of approximately $4.6 million and an addition to oil and gas properties and the gas collection system of approximately $3.9 million. See Note 11 to the Consolidated Financial Statements.

        The Company provided for deferred taxes for the quarter ended March 31, 2003 at a rate of 36.5% versus a 35.5% rate in the first quarter of 2002. The one percent increase in the effective tax rate was primarily due to an anticipated increase in the Company's federal tax rate.

Liquidity and Capital Resources

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

        The Company currently has a $200 million revolving credit facility with a bank group (the "Banks"). The credit facility is available through July 1, 2005. Advances pursuant to this credit facility are limited to a borrowing base, which is presently $200 million. The Company may elect to use either the LIBO rate plus a margin of 1.125% to 1.50% or the prime rate plus a margin of 0% to 0.25%, with margins on both rates determined on the average outstanding borrowings under the credit facility. The borrowing base is redetermined semi-annually by the Banks based upon reserve evaluations of Evergreen's oil and gas properties. An average annual commitment fee of 0.375% is charged quarterly for any unused portion of the credit line. The agreement is collateralized by substantially all domestic oil and gas properties and guaranteed by substantially all of the Company's subsidiaries. The credit agreement also contains certain net worth, leverage and ratio requirements. At March 31, 2003, Evergreen had $139 million of outstanding borrowings under this credit facility, with a current average interest rate of approximately 2.9%. The Company was in compliance with all loan covenants for all periods presented.

        In March 2003, Evergreen's Board of Directors authorized a significant increase in the Company's capital expenditure budget for 2003 from $110 million to $275 million as a result of the recent and anticipated asset acquisitions of unconventional natural gas properties in North America. The increase in capital spending is due to the Carbon Energy Corporation merger of approximately $112 million, which includes development expenditures of $23 million, Kansas property acquisitions of approximately $22 million, equipment purchases related to the development of the Kansas property acquisitions of $12 million and other costs of $19 million. Of the $275 million capital budget, $94 million will be paid in the form of Evergreen common stock. Currently, the Company has sufficient capacity under its $200 million line of credit to fund these expenditures. Management believes that the Company has the capacity to increase its line of credit and borrowing base to $300 million if required. As of April 30, 2003, the Company had $76 million available under its line of credit.

        The $275 million capital expenditure budget is allocated as follows: $98.4 million for the development of the Raton Basin, primarily for the drilling of 160 wells and related infrastructure costs; $49.6 million for explorations projects in Alaska and Kansas; $15.2 million for other property acquisitions and equipment; $111.8 million for the Carbon acquisition and development.

        Cash flows provided by operating activities were $20.3 million for the three months ended March 31, 2003, as compared to $10.5 million for the same period in 2002. The increase of $9.8 million was primarily due to a $24.1 million increase in net income before taxes and cumulative effect of change in accounting principle in the first quarter of 2003 as compared to the first quarter of 2002, offset by a $17.6 million increase in accounts receivable from December 31, 2002 to March 31, 2003.

The increase in accounts receivable was a result of higher natural gas prices in March 2003 as compared to December 2002.

        Cash flows used in investing activities were $26.9 million during the three months ended March 31, 2003, versus $28.5 million in the first quarter of 2002. The decrease in 2003 was primarily due to the Company spending less on international projects.

        Capital additions in the first quarter of 2003 totaled $28.7 million. These additions included $16.1 million on drilling, completion and capitalized workover activities in the Raton Basin, $5.4 million for the Raton Basin gas collection system, and $6.6 million for exploration and other projects, including $3.3 million for the acquisition of leases in Kansas and approximately $1.5 for the Company's exploration activities in Alaska. The balance of first quarter expenditures of $0.6 million was primarily related to leasehold improvements and equipment purchases.

        Cash flows provided by financing activities during the first quarter of 2003 were $7.0 million compared to cash provided by financing activities of $17.3 million during the three months ended March 31, 2002. The change of $10.3 million was primarily associated with the increase in cash flows provided by operating activities in the first quarter of 2003 as compared to the first quarter of 2002, which enabled the Company to fund the majority of its capital projects with cash flows from operations.

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

        At March 31, 2003, the Company had the following open derivative contracts in place (the instruments are denoted in MMBtu, which convert on an approximate one-for-one basis into Mcf). The contracts are based on the regional price indexes where the Company physically delivers its natural gas.

Contract Period	Type of Instrument(s)	Volume in MMBtu/day	Weighted Average $/MMBtu	Unrealized Loss at March 31, 2003
				(in thousands)
Apr 03 - Dec 03	Swaps	70,000	$4.37	$5,481
Apr 03 - Dec 03	Costless Collar	20,000	$3.26/5.02	1,623
Jan 04 - Dec 04	Swap	10,000	$3.75	1,960
Jan 04 - Dec 04	Costless Collar	20,000	$3.21/4.91	1,700

				$10,764

        Based on the calculated fair values at March 31, 2003, the Company expects to reclassify net losses of approximately $9.3 million into earnings related to the above derivative contracts during the next 12 months.

Recent Accounting Pronouncements

        In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 was effective for the Company on January 1, 2003. The adoption of this statement required the Company to record a non-cash expense, net of tax, of approximately $0.7 million as a cumulative effect of change in accounting principle in the first quarter of 2003. In addition, the Company recorded a non-current liability of approximately $4.6 million and an addition to oil and gas properties and the gas collection system of approximately $3.9 million in connection with the adoption of this statement effective January 1, 2003.

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB No. 4, 44 and 64, Amendment of FASB No. 13, and Technical Corrections." SFAS No. 145 rescinds FASB No. 4 "Reporting Gains and Losses from Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." This statement also rescinds SFAS No. 44 "Accounting for Intangible Assets of Motor Carriers" and amends SFAS No. 13, "Accounting for Leases." This statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company adopted this statement on January 1, 2003. The adoption of this statement did not have a material effect on the Company's financial statements.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value when the liability is incurred. SFAS No. 146 was effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of this statement did not have a material effect on the Company's financial statements.

        In May 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company does not expect the adoption of this statement to have a material effect on its financial statements.

ITEM 3.    QUANTATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

        The Company measures its exposure to market risk at any point in time by comparing its open positions to a market risk of fair value. The market prices the Company uses to determine fair value are based on management's best estimates, which consider various factors including closing exchange prices, volatility factors and the time value of money. At March 31, 2003, the Company was exposed to some market risk with respect to long-term debt, foreign currency and natural gas prices; however, management did not believe such risk to be material.

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

        Assuming production, the percent of gas hedged and the average realized market price of the unhedged gas sold remained unchanged from the quarter ended March 31, 2003, a hypothetical 10% decline in the average market price the Company realized on unhedged production would reduce the Company's natural gas revenues by approximately $5.9 million on an annual basis.

        Interest Rate Risk.    At March 31, 2003, Evergreen had long-term debt outstanding of $239 million. The interest rates on the Company's revolving credit facility, under which $139 million in indebtedness was outstanding at March 31, 2003, range from LIBO rate plus 1.50% to prime plus 0.25% and are variable; however, they may be fixed at Evergreen's option for periods of time between 30 to 90 days. A 10% increase in short-term interest rates on the floating-rate debt outstanding at March 31, 2003 would equal approximately 29 basis points. Such an increase in interest rates would impact Evergreen's annual interest expense by approximately $0.4 million, assuming borrowed amounts under the credit facility remained at $139 million.

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

PART II.    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable.

ITEM 5.    OTHER INFORMATION

        Not applicable.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)
Exhibits.

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.3	Agreement and Plan of Reorganization among Carbon Energy Corporation, Evergreen Resources, Inc. and Evergreen Merger Corporation
(b)
Reports on Form 8-K.

        None

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

EVERGREEN RESOURCES, INC.
(Registrant)
Date: May 14, 2003	By:	/s/ KEVIN R. COLLINS Kevin R. Collins EVP—Finance, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

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

Date May 14, 2003

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

/s/ KEVIN R. COLLINS Kevin R. Collins
Executive Vice President—Finance, CFO and Treasurer

Date May 14, 2003