Form 10-Q
period 2003-09-30
EVERGREEN RESOURCES INC
filed 2003-10-29
CIK 353943

Use these links to rapidly review the document
EVERGREEN RESOURCES, INC. INDEX

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2003.
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

        As of October 28, 2003, 39,239,830 shares of the Registrant's Common Stock, no par value, were outstanding.

EVERGREEN RESOURCES, INC.

INDEX

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

EVERGREEN RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2003	December 31, 2002
	(unaudited)
	(in thousands)
ASSETS
Current:
Cash and cash equivalents	$8,052	$871
Accounts receivable	25,489	17,684
Other current assets	7,458	1,384

Total current assets	40,999	19,939

Property and equipment, at cost:
Oil and gas properties, full cost method of accounting:
Proved, net of accumulated depletion of $67,747 and $54,061	424,340	384,232
Unproved	67,251	29,163

	491,591	413,395
Other property and equipment, net of accumulated depreciation and amortization of $26,291 and $20,370	194,486	167,021

Total net property and equipment	686,077	580,416

Other assets	3,940	6,406

	$731,016	$606,761

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$8,114	$4,109
Amounts payable to oil and gas property owners	9,017	5,871
Production and property taxes payable	8,183	5,731
Derivative instruments	5,626	1,454
Accrued expenses and other	12,305	7,912

Total current liabilities	43,245	25,077
Notes payable and senior convertible notes	231,500	236,000
Deferred income tax liabilities	53,885	27,666
Production taxes payable and other	5,905	4,328
Asset retirement obligation	5,494	—

Total liabilities	340,029	293,071

Minority interests in subsidiaries	5,073	1,262

Stockholders' equity:
Preferred stock, $1.00 par value; shares authorized, 24,900; none outstanding	—	—
Common stock, $0.005 stated value; shares authorized, 50,000; shares issued and outstanding 39,227 and 38,105	196	190
Additional paid-in capital	284,005	262,083
Retained earnings	105,451	50,471
Accumulated other comprehensive loss	(3,738)	(316)

Total stockholders' equity	385,914	312,428

	$731,016	$606,761

See accompanying notes to consolidated financial statements.

EVERGREEN RESOURCES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,
	2003	2002
	(in thousands, except per share data)
Revenues:
Natural gas revenues	$53,498	$29,465
Interest and other	469	225

Total revenues	53,967	29,690

Expenses:
Lease operating expense	4,705	4,318
Transportation costs	3,701	3,135
Production and property taxes	2,331	1,294
Depreciation, depletion and amortization	6,495	5,470
General and administrative expense	3,766	2,113
Interest expense	1,988	2,153
Other (income) expense	(1,193)	286
Impairment of international properties	1,270	34,170

Total expenses	23,063	52,939

Income (loss) before income taxes	30,904	(23,249)
Income tax provision (benefit)—deferred	11,280	(8,253)

Net income (loss)	$19,624	$(14,996)

Basic income (loss) per common share	$0.50	$(0.40)

Diluted income (loss) per common share	$0.49	$(0.40)

See accompanying notes to consolidated financial statements.

EVERGREEN RESOURCES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Nine Months Ended September 30,
	2003	2002
	(in thousands, except per share data)
Revenues:
Natural gas revenues	$155,484	$72,974
Interest and other	893	458

Total revenues	156,377	73,432

Expenses:
Lease operating expense	14,714	11,955
Transportation costs	10,623	9,026
Production and property taxes	8,284	3,927
Depreciation, depletion and amortization	18,211	15,470
General and administrative expense	9,642	6,724
Interest expense	6,262	6,105
Other (income) expense	(1,560)	508
Impairment of international properties	2,496	34,170

Total expenses	68,672	87,885

Income (loss) before income taxes and cumulative effect of change in accounting principle	87,705	(14,453)
Income tax provision (benefit)—deferred	32,012	(5,131)

Income (loss) before cumulative effect of change in accounting principle	55,693	(9,322)
Cumulative effect of change in accounting principle, net of tax	713	—

Net income (loss)	$54,980	$(9,322)

Basic income (loss) per common share:
Income (loss) before cumulative effect of change in accounting principle	$1.44	$(0.25)
Cumulative effect of change in accounting principle, net of tax	0.02	—

	$1.42	$(0.25)

Diluted income (loss) per common share:
Income (loss) before cumulative effect of change in accounting principle	$1.39	$(0.25)
Cumulative effect of change in accounting principle, net of tax	0.01	—

	$1.38	$(0.25)

See accompanying notes to consolidated financial statements.

EVERGREEN RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2003	2002
	(in thousands)
Operating activities:
Net income (loss)	$54,980	$(9,322)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income taxes	32,012	(5,131)
Depreciation, depletion and amortization	18,211	15,470
Impairment of international properties	2,496	34,170
Gain on sale of common stock in affiliated company	(1,989)	—
Cumulative effect of change in accounting principle, net of tax	713	—
Other	1,199	1,347
Changes in operating assets and liabilities:
Accounts receivable	(8,341)	(3,431)
Other current assets	(5,396)	(511)
Accounts payable	561	324
Amounts payable to oil and gas property owners	3,146	71
Production and property taxes payable	3,937	(870)
Accrued expenses and other	1,606	1,497

Net cash provided by operating activities	103,135	33,614

Investing activities:
Investment in property and equipment	(104,281)	(90,308)
Proceeds from sale of property and equipment	936	—
Exercise of stock purchase warrants in affiliate company	(1,688)	—
Proceeds from sale of common stock in affiliated company	3,677	2,000
Proceeds from sale of investment in common stock	2,780	—
Change in other assets	(671)	(120)

Net cash used in investing activities	(99,247)	(88,428)

Financing activities:
Net (payments on) proceeds from notes payable	(4,500)	52,000
Proceeds from sale of common stock, net	4,391	1,306
Net proceeds from minority interest contributions	3,402	—
Debt issue costs	—	(727)

Net cash provided by financing activities	3,293	52,579

Effect of exchange rate changes on cash	—	(7)

Increase (decrease) in cash and cash equivalents	7,181	(2,242)
Cash and cash equivalents, beginning of the period	871	3,024

Cash and cash equivalents, end of the period	$8,052	$782

See accompanying notes to consolidated financial statements.

EVERGREEN RESOURCES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(in thousands)
Net income (loss)	$19,624	$(14,996)	$54,980	$(9,322)

Derivative instruments:
Change in fair value	10,767	115	(19,307)	(5,009)
Reclassification adjustment for realized losses (gains) included in operations	1,331	(77)	16,154	6,146

Derivative instruments before taxes	12,098	38	(3,153)	1,137
Related income tax effect	(4,416)	(14)	1,178	(404)

Derivative instruments, net of tax	7,682	24	(1,975)	733

Available for sale securities:
Change in fair value	(18)	(410)	594	(389)
Reclassification adjustment for realized gains included in operations	(371)	—	(1,321)	—

Available for sale securities before taxes	(389)	(410)	(727)	(389)
Related income tax effect	142	145	276	138

Available for sale securities, net of tax	(247)	(265)	(451)	(251)

Foreign currency translation adjustments:
Unrealized gain	—	661	—	3,095
Reclassification adjustment for realized gains included in operations	—	—	(996)	—

	—	661	(996)	3,095

Comprehensive income (loss)	$27,059	$(14,576)	$51,558	$(5,745)

See accompanying notes to consolidated financial statements.

EVERGREEN RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of September 30, 2003
(Unaudited)

1.     Basis of Presentation

        Evergreen Resources, Inc. ("Evergreen" or "the Company") is a Colorado corporation organized on January 14, 1981. Evergreen is an independent energy company engaged in the operation, development, production, exploration and acquisition of unconventional natural gas properties. Evergreen is one of the leading developers of coal bed methane reserves in the United States. Its current operations are principally focused on developing and expanding its coal bed methane project located in the Raton Basin in southern Colorado. Evergreen has initiated coal bed methane projects in Alaska's Cook Inlet-Susitna Basin and in the Forest City Basin of eastern Kansas. Effective October 29, 2003, Evergreen completed its acquisition of Carbon Energy Corporation ("Carbon"). Carbon's properties are located in the Piceance Basin of western Colorado, the Uintah Basin of eastern Utah, and the Western Sedimentary Basin of Canada (see Note 3).

Stock Split

        All common stock and per-share amounts reported in the consolidated financial statements, and notes thereto, reflect the two-for-one split of Evergreen common stock effective September 16, 2003.

Consolidation

        The financial statements include the accounts of Evergreen and its wholly-owned subsidiaries, Evergreen Operating Corporation, Evergreen Resources (UK) Ltd. ("ERUK"), Powerbridge, Inc., Evergreen Well Service Company, Primero Gas Marketing Company, Primero Gas Company, LLC, XYZ Minerals, Inc. (see Note 5), Evergreen Resources (Alaska) Corporation and Evergreen Supply and Distribution Company. The financial statements also include the accounts of Evergreen's majority owned subsidiaries consisting of an 85% ownership interest in Lorencito Gas Gathering, LLC and an approximate 75% ownership interest in Long Canyon Gas Company, LLC (see Note 5). All significant intercompany balances and transactions have been eliminated in consolidation.

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

        The accompanying financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 2002. In the opinion of management, the accompanying unaudited financial statements include all adjustments, consisting only of normal recurring items, necessary to present fairly the Company's financial position as of September 30, 2003 and 2002 and the results of its operations and statements of comprehensive income for the three and nine months then ended and the cash flows for the nine months then ended. Certain reclassifications have been made to prior periods to conform to the classifications used in the current period. These reclassifications did not have an impact on previously reported results of operations. The results of operations for interim periods are not necessarily indicative of results to be expected for a full year.

2.     Oil and Gas Properties

        The Company follows the full-cost method of accounting for oil and gas properties. Under this method, all productive and nonproductive costs incurred in connection with the exploration for and development of oil and gas reserves are capitalized. Such capitalized costs include lease acquisition, geological and geophysical work, delay rentals, drilling, completing and equipping oil and gas wells, and include salaries, benefits and other internal costs directly attributable to these activities. For the nine months ended September 30, 2003 and 2002, Evergreen capitalized $7.2 million and $4.6 million of internal costs. Of these amounts, approximately $4.6 million and $3.0 million were salary-related costs directly related to services provided by the Company's wholly-owned well service company and for gas gathering construction activities. The majority of the remaining capitalized costs were primarily attributable to certain engineering and land employees' salaries and benefits. Costs associated with production and general corporate activities are expensed in the period incurred. Interest costs related to unproved properties and properties under development are also capitalized to oil and gas properties. Approximately $0.8 million and $1.1 million of interest was capitalized during the nine months ended September 30, 2003 and 2002, respectively.

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

        Gas collection and support equipment are stated at cost. Depreciation and amortization for the Raton Basin gas collection system, with the exception of the gas compressor facilities, is computed on the units-of-production method based on total reserves of the field. Gas compressor facilities and support equipment are depreciated using the straight-line method over the estimated useful lives of the assets of three to 30 years.

3.     Carbon Energy Corporation Acquisition

        On October 29, 2003, Evergreen completed its acquisition of Carbon Energy Corporation. Carbon is an independent oil and gas company engaged in the exploration, development and production of natural gas and crude oil in the United States and Canada. Carbon's areas of operations in the United States are the Piceance Basin in Colorado and the Uintah Basin in Utah. Carbon's areas of operations in Canada are south-central Alberta and southeast Saskatchewan.

        Under the terms of the merger agreement, Carbon's shareholders received 0.55 shares of Evergreen common stock for each common share of Carbon. As a result, Evergreen issued approximately 3.5 million new shares of Evergreen common stock to Carbon's shareholders. The aggregate value of the transaction, including transaction costs and the fair value of Carbon employee stock options assumed by Evergreen is approximately $89 million. The net assets acquired include the assumption of Carbon's debt of approximately $20 million.

        The acquired Carbon properties are estimated to contain at least 97 billion cubic feet equivalent ("Bcfe") of proved reserves, substantially all of which are natural gas. Carbon operates substantially all of its properties in the United States and Canada. Net gas reserves in the United States and Canada are approximately 59 Bcfe and 38 Bcfe, respectively, of which 45% and 73% are classified as proved developed and the remaining amounts are classified as proved undeveloped. Independent petroleum engineering consultants Netherland Sewell & Associates, Inc. prepared the reserve estimates of Carbon. Average daily net production in the United States and Canada is 16.8 million cubic feet of gas equivalent. The gross acreage position is approximately 150,000 acres in the United States and 130,000 acres in Canada.

        As reported in the Company's June 30, 2003 Form 10-Q, subsequent to the execution of the Carbon merger agreement and before the close of the transaction, Evergreen had received indications of interest from several oil and gas companies about the purchase from Evergreen of Carbon's U.S. assets (the Piceance Basin and Uintah Basin assets). Evergreen has decided not to pursue the sale of the U.S. assets and currently intends to develop these properties. The Company has allocated a portion of its 2004 capital budget for the development of Carbon's U.S. properties.

4.     Kansas Property Acquisitions

        Through September 2003, the Company has acquired approximately 675,000 acres of prospective unconventional natural gas properties in the Forest City Basin of eastern Kansas. The Company has invested approximately $35.1 million in these properties since the beginning of 2003 (including 497,076 shares of Evergreen common stock issued in April 2003 valued at $12.4 million). Evergreen plans to drill a total of 40 wells in the Forest City Basin during the fourth quarter of 2003. This total consists of seven four-well CBM pilot projects (with an additional water injection well for each pilot), plus five stratigraphic core wells that will be drilled in various parts of the Company's acreage. As of October 29, 2003, Evergreen had drilled ten CBM wells on these properties. The wells were drilled to total depths ranging from 882 feet to 1,000 feet. Evergreen plans to begin fracture stimulation operations using its own well service crews and equipment in early November 2003.

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

6.     Common Stock

        The following table sets forth the computation of basic and diluted weighted average shares outstanding for the three and nine months ended September 30, 2003 and 2002. Stock options and warrants were not included in the calculation of diluted loss per share for the three and nine months ending September 30, 2002 as their inclusion would have an antidilutive effect. The table gives effect to the two-for-one split of Evergreen's common stock effective September 16, 2003 for all periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(in thousands)
Weighted average common shares outstanding:
Basic	39,112	37,960	38,664	37,872
Dilutive common stock options and unvested restricted stock grants	1,217	—	1,306	—

Diluted	40,329	37,960	39,970	37,872

        As discussed in Note 9, the Company issued $100 million in senior convertible notes in December 2001 that are convertible into shares of common stock under certain circumstances. At September 30, 2003 and 2002, no potential common shares were included in the computation of diluted earnings per share related to these senior convertible notes as no circumstances occurred that would allow conversion of the notes.

        The Company issued 1,121,252 shares of common stock during the nine months ended September 30, 2003 which included the issuance of 497,076 common shares for unconventional natural gas properties in the Forest City Basin of eastern Kansas (see Note 4) and 978 shares for other property interests, the issuance of 39,864 common shares as employee compensation and the issuance of 583,334 common shares in conjunction with the exercise of stock purchase options.

        The Company has recently proposed to amend its articles of incorporation to increase the number of authorized shares of common stock from 50 million shares to 100 million shares. The proposal is subject to shareholder approval at a special meeting of shareholders to be held on November 20, 2003.

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

        At September 30, 2003, the Company had the following open derivative contracts to manage price risk on a portion of its natural gas production. ("MMBtu" means million British thermal units and converts on an approximate one-for-one basis into Mcf.) The contracts are based on the regional price indexes where the Company physically delivers its natural gas.

Remaining Contract Period	Type of Instrument(s)	Volume in MMBtu/day	Weighted Average $/ MMBtu	Unrealized Gain (Loss) at September 30, 2003
				(in thousands)
Oct 03 - Dec 03	Swaps	70,000	$4.37	$20
Oct 03 - Dec 03	Costless Collar	20,000	$3.26/5.02	(238)
Jan 04 - Dec 04	Swap	10,000	$3.75	(2,889)
Jan 04 - Dec 04	Costless Collar	20,000	$3.21/4.91	(2,779)

				$(5,886)

        As of September 30, 2003, the Company had recorded net unrealized losses of approximately $5.9 million on the derivative instruments reflected in the above table, which represented the estimated aggregate fair values of the derivative contracts as of that date. These unrealized losses are presented on the Consolidated Balance Sheet as a current asset of $0.6 million (which is included in "Other current assets"), a liability of $5.0 million and a non-current liability of $1.5 million (which is included in "Production taxes payable and other"). The fair values of the costless collar contracts were calculated using the Black-Scholes option-pricing model, which factors in such variables as the term of the derivative contracts, the volatility of the gas market and the current risk-free rates of return on similar-termed investments. The values of the natural gas swaps were determined using expected discounted future cash flows. Based on the calculated fair values at September 30, 2003, the Company expects to reclassify net losses of $4.4 million into earnings related to these derivative contracts during the next 12 months. Actual gains or losses recognized may be materially different than what was estimated at September 30, 2003 and will depend solely on the regional price indexes of the commodities on the specified settlement dates provided by the derivative contracts.

        During the three and nine months ended September 30, 2003, the Company recognized approximately $1.3 million and $16.2 million in hedging losses, respectively, related to natural gas derivative contracts designated as cash flow hedges. The losses are included in natural gas revenues in the Consolidated Statements of Operations for each period presented.

        In addition to the derivative instruments reflected in the above table, the Company entered into several derivative instruments in the second quarter of 2003 in order to hedge several forecasted transactions associated with the anticipated acquisition of Carbon. The Company recognized a $0.3 million and $1.1 million loss on these derivative instruments during the three and nine months ended September 30, 2003, respectively, related to the change in the fair market value of these instruments. The losses are included in other expense in the Consolidated Statements of Operations for each period presented. The cash payments for these instruments are included in "Change in other assets" in Investing Activities in the Consolidated Statements of Cash Flows. At September 30, 2003 the estimated net fair value of these instruments was a $0.5 million net liability, which is presented on the Consolidated Balance Sheet as a current liability of $0.6 million and a current asset of $0.1 million (which is included in "Other current assets").

        The Company also had an interest rate swap in place from April 2001 through April 2002 for a notional amount of $25 million at a LIBO rate of 4.4%. The Company recognized a $0.2 million loss on this contract during the nine months ended September 30, 2002, which is included in interest expense in the Consolidated Statements of Operations for the respective periods.

        The Company is exposed to credit risk in the event of nonperformance by the counterparties in the derivative contracts discussed above; however, the Company does not anticipate nonperformance by the counterparties.

8.     Equity Compensation

        Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment to SFAS No. 123" requires the Company to provide pro forma information regarding net income as if the compensation cost for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in SFAS No. 123. To provide the required pro forma information, the Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model. The following table represents the pro forma effect on net income (loss) and income (loss) per share as if the Company had applied the fair value based method and recognition provisions of SFAS No. 123 to stock-based employee compensation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(in thousands, except per share data)
Net income (loss), as reported	$19,624	$(14,996)	$54,980	$(9,322)
Add: Stock-based employee compensation included in reported net income (loss), net of tax	249	8	423	44
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(655)	(372)	(1,641)	(1,137)

Pro forma net income (loss)	$19,218	$(15,360)	$53,762	$(10,415)

Income (loss) per share:
Basic income (loss) per common share:
As reported	$0.50	$(0.40)	$1.42	$(0.25)

Pro forma	$0.49	$(0.40)	$1.39	$(0.28)

Diluted income (loss) per common share:
As reported	$0.49	$(0.40)	$1.38	$(0.25)

Pro forma	$0.48	$(0.40)	$1.35	$(0.28)

Stock Awards

        Under the Company's 2000 Stock Incentive Plan, shares of common stock may be granted to key employees and directors under terms and conditions determined by management. These stock grants vest over a period of three to six years and are distributed to the employees and directors as the shares vest. The Company determines employee and director compensation based on the market price of its common stock on the date of grant. Unearned compensation arising from the stock grants is shown as a reduction in stockholders' equity on the consolidated balance sheets and is amortized using the straight-line method as additional compensation over the vesting period. During the nine months ended September 30, 2003, the Company granted 296,300 shares of common stock to certain employees and directors that vest over three to six years. These shares were valued at approximately $6.8 million at the grant dates (representing a weighted average fair value of $22.92 per share) and recorded as deferred compensation in stockholders' equity. During the nine months ended September 30, 2003, the Company amortized deferred compensation of $1.2 million for all stock grants, including those granted during the year ended December 31, 2002.

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

9.     Notes Payable and Senior Convertible Notes

Notes Payable

        The Company currently has a $200 million revolving credit facility with a bank group (the "Banks"). The credit facility is available through July 1, 2005. Advances pursuant to this credit facility are limited to a borrowing base, which is presently $200 million. The Company may elect to use either the LIBO rate plus a margin of 1.125% to 1.50% or the prime rate plus a margin of 0% to 0.25%, with margins on both rates determined on the average outstanding borrowings under the credit facility. The borrowing base is redetermined semi-annually by the Banks based upon reserve evaluations of Evergreen's oil and gas properties. An average annual commitment fee of 0.375% is charged quarterly for any unused portion of the credit line. The agreement is collateralized by substantially all domestic oil and gas properties and guaranteed by substantially all of the Company's subsidiaries. The credit agreement also contains certain net worth, leverage and ratio requirements. At September 30, 2003, Evergreen had $131.5 million of outstanding borrowings under this credit facility, with a current average interest rate of approximately 2.6%. The Company was in compliance with all loan covenants at September 30, 2003.

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

        The notes are convertible into shares of common stock of Evergreen under certain circumstances as discussed below at a conversion price of $25 per share, subject to certain adjustments. The notes can be converted at the option of the holder if for a specified period of time, the closing price of the Company's common stock exceeds 110% of the conversion price or if the average trading price of the notes for a specified period of time is less than 105% of an average conversion value as defined by the indenture governing the notes. The notes may also be converted into shares of common stock of the Company at the election of the holder upon notice of redemption, or at any time the notes are rated by either Moody's Investors Service, Inc. or Standard & Poor's Rating Group and the credit rating initially assigned to the notes by either such rating agency is reduced by two or more ratings levels, or upon the occurrence of certain corporate transactions including a change in control or the distribution to current holders of the Company's common stock certain purchase rights or any other asset that has a value exceeding 10% of the sale price of the common stock on the day preceding the declaration date of the distribution of such assets. At September 30, 2003 and 2002, no potential common shares were included in the computation of diluted earnings per share related to these senior convertible notes as no circumstances occurred that would allow conversion of the notes.

10.   Other (Income) Expense

        The components of other (income) expense include the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(in thousands)
Gain on sale of investment in common stock of affiliated company	$(1,989)	$—	$(1,989)	$—
Gain on sale of investment in common stock of unaffiliated company	(371)		(1,321)
Foreign currency gain	—	—	(996)	—
Loss on derivative instruments	256	—	1,096	—
Minority interest in subsidiaries' income (loss)	480	(6)	962	(13)
Other	431	292	688	521

Total other (income) expense	$(1,193)	$286	$(1,560)	$508

11.   Supplemental Disclosures of Cash Flow Information

        Cash paid during the nine months ended September 30, 2003 and 2002 for interest was approximately $5.6 million and $4.9 million.

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

        The schedule below is a reconciliation of the Company's liability for the nine months ended September 30, 2003:

Asset Retirement Obligation
(in thousands)
Upon adoption at January 1, 2003	$4,631
Liabilities incurred	612
Liabilities settled	—
Accretion	251
Revisions to estimate	—

$5,494

        The schedule below reflects, on a pro forma basis, the net loss and loss per share amounts as if SFAS No. 143 had been applied during each period presented. The asset retirement obligation as of September 30, 2002 would have equaled approximately $4.4 million had SFAS No. 143 been adopted during 2002.

	Three Months Ended September 30, 2002	Nine Months Ended September 30, 2002
	(in thousands, except per share data)
Net loss, as reported	$(14,996)	$(9,322)
Pro forma adjustments, net of tax	(63)	(188)

Net loss, pro forma	$(15,059)	$(9,510)

Basic loss per common share, as reported	$(0.40)	$(0.25)

Basic loss per common share, pro forma	$(0.40)	$(0.25)

Diluted loss per common share, as reported	$(0.40)	$(0.25)

Diluted loss per common share, pro forma	$(0.40)	$(0.25)

13.   Related Party Transaction

        On February 9, 2001, Evergreen completed a transaction with KFx Inc. ("KFx"), a provider of technology and service solutions to the electric power generation industry, under which KFx sold to Evergreen a portion of its convertible preferred stock investment in its subsidiary, Pegasus Technologies, Inc. ("Pegasus"), representing an approximate 8.8% as converted interest in Pegasus, for $1.5 million. On May 1, 2002, KFx repurchased the convertible preferred stock from the Company for $2.0 million plus accrued interest. The Company recognized the $0.5 million difference between the $1.5 million purchase price of the convertible preferred stock and the sales price of $2.0 million redemption price ratably as interest income from February 2001 to February 2002.

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

        During the third quarter of 2003, Evergreen exercised warrants to purchase 750,000 shares of KFx common stock at $2.25 per share and subsequently sold the 750,000 shares at an average price of $4.90 per share. The resulting gain of approximately $2.0 million is included in other (income) expense in the

Consolidated Statements of Operations for the three and nine months ended September 30, 2003. During October 2003, the Company exercised the remaining 250,000 options and subsequently sold the 250,000 shares, resulting in a net gain of approximately $0.6 million.

14.   Recent Accounting Pronouncements

        In June 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 addresses accounting and reporting for business combinations and is effective for all business combinations initiated after June 30, 2001. SFAS No. 142 addresses the accounting and reporting for goodwill subsequent to acquisition and other intangible assets. The new standard eliminates the requirement to amortize acquired goodwill; instead, such goodwill is required to be reviewed at least annually for impairment. The new standard also requires that, at a minimum, all intangible assets be aggregated and presented as a separate line item in the balance sheet. The adoption of SFAS No. 141 and SFAS No. 142 had no impact on Evergreen's financial position or results of operations.

        A reporting issue has arisen regarding the application of certain provisions of SFAS No. 141 and SFAS No. 142 to companies in the extractive industries, including oil and gas companies. The issue is whether SFAS No. 142 requires registrants to classify the costs of mineral rights held under lease or other contractual arrangement associated with extracting oil and gas as intangible assets in the balance sheet, apart from other capitalized oil and gas property costs, and provide specific footnote disclosures. Historically, Evergreen has included the costs of such mineral rights associated with extracting oil and gas as a component of oil and gas properties. If it is ultimately determined that SFAS No. 142 requires oil and gas companies to classify costs of mineral rights held under lease or other contractual arrangement associated with extracting oil and gas as a separate intangible assets line item on the balance sheet, Evergreen would be required to reclassify approximately $41.2 million at September 30, 2003 and $6.5 million at December 31, 2002 out of oil and gas properties and into a separate intangible assets line item. Evergreen's cash flows and results of operations would not be affected since such intangible assets would continue to be depleted and assessed for impairment in accordance with full-cost accounting rules.

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

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including statements regarding, among other items, (i) the Company's growth strategies, (ii) anticipated trends in the Company's business and its future results of operations, (iii) market conditions in the oil and gas industry, (iv) the ability of the Company to make and integrate acquisitions and (v) the impact of government regulation. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, many of which are beyond the Company's control. Actual results could differ materially from those implied by these forward-looking statements as a result of, among other things, a decline in natural gas production, a decline in natural gas prices, incorrect estimations of required capital expenditures, increases in the cost of drilling and completion and gas collection, an increase in the cost of production and operations, an inability to meet growth projections, or changes in general economic conditions. These and other risks and uncertainties are described in more detail in the Company's most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission. In light of these and other risks and uncertainties of which the Company may be unaware or which the Company currently deems immaterial, there can be no assurance that actual results will be as projected in the forward- looking statements.

General

        Evergreen Resources, Inc. ("Evergreen" or "the Company") is a Colorado corporation organized on January 14, 1981. Evergreen is an independent energy company engaged in the operation, development, production, exploration and acquisition of unconventional natural gas properties. Evergreen is one of the leading developers of coal bed methane reserves in the United States. Its current operations are principally focused on developing and expanding its coal bed methane project located in the Raton Basin in southern Colorado. Evergreen has initiated coal bed methane projects in Alaska's Cook Inlet-Susitna Basin and in the Forest City Basin of eastern Kansas. Effective October 29, 2003, Evergreen completed its acquisition of Carbon Energy Corporation ("Carbon"). Carbon's properties are located in the Piceance Basin of western Colorado, the Uintah Basin of eastern Utah, and the Western Sedimentary Basin of Canada.

Recent Developments

Raton Basin

        The Company drilled 145 coal bed methane wells in the Raton Basin from the beginning of the year through October 28, 2003. The Company plans to drill a total of 160 wells in the Raton Basin in 2003. Average net daily sales from the Raton Basin for the month of October 2003 were approximately 130.1 million cubic feet per day.

Carbon Energy Corporation Acquisition

        Evergreen completed the acquisition of Carbon Energy Corporation effective October 29, 2003. Carbon is an independent oil and gas company engaged in the exploration, development and production of natural gas and crude oil in the United States and Canada. Carbon's areas of operations in the United States are the Piceance Basin in Colorado and the Uintah Basin in Utah. Carbon's areas of operations in Canada are south-central Alberta and southeast Saskatchewan.

        Under the terms of the merger agreement, Carbon's shareholders received 0.55 shares of Evergreen common stock for each common share of Carbon. As a result, Evergreen issued approximately 3.5 million new shares of Evergreen common stock to Carbon's shareholders. The aggregate value of the transaction, including transaction costs and the fair value of Carbon employee stock options assumed by Evergreen is approximately $89 million. The net assets acquired include the assumption of Carbon's debt of approximately $20 million.

        The acquired Carbon properties are estimated to contain at least 97 billion cubic feet equivalent ("Bcfe") of proved reserves, substantially all of which are natural gas. Carbon operates substantially all of its properties in the United States and Canada. Net gas reserves in the United States and Canada are approximately 59 Bcfe and 38 Bcfe, respectively, of which 45% and 73% are classified as proved developed and the remaining amounts are classified as proved undeveloped. Independent petroleum engineering consultants Netherland Sewell & Associates, Inc. prepared the reserve estimates of Carbon. Average daily net production in the United States and Canada is 16.8 million cubic feet of gas equivalent. The gross acreage position is approximately 150,000 acres in the United States and 130,000 acres in Canada.

Kansas Property Acquisition

        In mid-September, Evergreen acquired a 100% working interest in an additional 113,000 acres of prospective coal bed methane (CBM) acreage in the Forest City Basin of eastern Kansas. With the acquisition, along with several smaller property transactions, Evergreen holds a 100% working interest in approximately 675,000 acres in eastern Kansas. The acquired properties, located primarily in Atchison County, Kansas, include a 12-well pilot project with a gas gathering system and associated production equipment.

        Evergreen plans to drill a total of 40 wells in the Forest City Basin during the fourth quarter. This total consists of seven four-well CBM pilot projects (with an additional water injection well for each pilot), plus five stratigraphic core wells that will be drilled in various parts of the Company's acreage. As of October 29, 2003, Evergreen had drilled ten CBM wells on these properties. The wells were drilled to total depths ranging from 882 feet to 1,000 feet. Evergreen plans to begin fracture stimulation operations using its own well service crews and equipment in early November 2003.

Alaska

        Early in the second quarter of 2003, Evergreen completed five of its eight coal bed methane wells on the Pioneer Unit in Alaska's Cook Inlet Basin. The initial production results indicate that the wells in the first two pilot projects are probably not capable of commercial production. In September, the Company acquired the rights to an additional 230,000 acres of prospective CBM acreage in south-central Alaska. With the new properties, Evergreen's total leased acreage in south-central Alaska is more than 300,000 acres. The licenses for this new acreage were applied for more than three years ago. The majority of the new acreage is located immediately to the northwest of the Pioneer Unit, extending about 25 miles up the Susitna River Valley.

Stock Split

        All common stock and per-share amounts reported in the consolidated financial statements, and notes thereto, reflect the two-for-one split of Evergreen common stock effective September 16, 2003.

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

Results of Operations—Three and Nine Months Ended September 30, 2003 Compared to the Three and Nine Months Ended September 30, 2002

        The following table sets forth certain operating data of the Company for the periods presented ("Mcf" means thousand cubic feet, "MMcf" means million cubic feet and "Bcf" means billion cubic feet):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Natural gas production (Bcf)	11.750	10.192	33.440	28.518
Average realized sales price per Mcf *	$4.55	$2.89	$4.65	$2.56
Cost per Mcf:
Lease operating expenses	$0.40	$0.42	$0.44	$0.42
Transportation costs	$0.31	$0.31	$0.32	$0.32
Production and property taxes	$0.20	$0.13	$0.25	$0.14
Depreciation, depletion and amortization	$0.55	$0.54	$0.54	$0.54
General and administrative	$0.32	$0.21	$0.29	$0.24
Interest expense	$0.17	$0.21	$0.19	$0.21

*
Includes the effects of hedging

        The Company recorded net income of $19.6 million or $0.49 per diluted share for the three months ended September 30, 2003, compared to a net loss of $15.0 million or $0.40 per diluted share for the same period in 2002. For the nine months ended September 30, 2003, the Company recorded net income of $55.0 million or $1.38 per diluted share compared to a net loss of $9.3 million or $0.25 per diluted share in 2002. The increase in net income during the three and nine months ended September 30, 2003, as compared to the prior year periods, was due primarily to increases in the average realized natural gas price and production as discussed below and the $22.0 million asset impairment charge, net of tax, taken in the third quarter of 2002.

        Natural gas revenues increased to $53.5 million during the three months ended September 30, 2003, from $29.5 million for the same period in the prior year. During the nine months ended September 30, 2003, natural gas revenues increased to $155.5 million from $73.0 million for the same period in the prior year. The increases in natural gas revenues for the three and nine month periods ended September 30, 2003 compared to the same periods in 2002 were due to a 57% and 82% increase in the average realized natural gas price to $4.55 and $4.65 per Mcf in 2003 from $2.89 and $2.56 per Mcf in 2002. Approximately 72% of Evergreen's net production during the third quarter of 2003 was hedged using financial instruments. The Company realized $1.3 million and $16.2 million in net losses related to its financial hedges during the three and nine months ended September 30, 2003. The Company recorded a non-cash unrealized loss of $0.6 million in the third quarter of 2002 and a $6.6 million net loss related to its natural gas hedging activities during the nine months ended September 30, 2002.

        Net gas production for the three and nine months ended September 30, 2003 increased to 11.8 Bcf and 33.4 Bcf or an average of 127.7 and 122.5 MMcf per day, from 10.2 Bcf and 28.5 Bcf or an average of 110.8 MMcf and 104.5 MMcf per day for the comparable periods in 2002.

        Evergreen had 953 net producing gas wells at September 30, 2003 compared to 802 at September 30, 2002. Evergreen drilled 136 coal bed methane wells in the Raton Basin during the first nine months of this year compared to 143 coal bed methane wells in the first nine months of 2002.

        Lease operating expenses for the three months ended September 30, 2003 were $4.7 million compared to $4.3 million in last year's third quarter. On a per-Mcf basis, lease operating expenses declined 5% from the prior-year period to $0.40 per Mcf from $0.42 per Mcf. During the nine months ended September 30, 2003, lease operating expenses were $14.7 million or $0.44 per Mcf as compared to $12.0 million or $0.42 per Mcf for the same period in the prior year. At June 30, 2003, the company had projected higher operating costs through 2003, including third quarter estimated costs of $0.50 to $0.52 per Mcf. The anticipated increase was primarily due to an expected increase in well repairs, field supplies and compressor maintenance as a result of an increasing number of older wells and surface systems. The lower than expected lease operating costs in the third quarter of 2003 were partially due to improved operating efficiencies during the third quarter and to the rescheduling of certain maintenance projects from the third quarter to the fourth quarter. Lease operating costs for the fourth quarter are currently estimated to be between $0.46 and $0.48 per Mcf in the Raton Basin. With the addition of the Carbon properties, consolidated lease operating expenses are estimated to be $0.49 to $0.51 per Mcf in the fourth quarter.

        Transportation costs remained unchanged at $0.31 per Mcf for three months ended September 30, 2003 and 2002 and at $0.32 per Mcf for the nine months ended September 30, 2003 and 2002.

        Production and property taxes for the three and nine months ended September 30, 2003 were $2.3 million and $8.3 million compared to $1.3 million and $3.9 million during the three and nine months ended September 30, 2002. The increases in production and property taxes were primarily due to higher natural gas revenues.

        Depreciation, depletion and amortization expense for the three months ended September 30, 2003 was $6.5 million compared to $5.5 million for the same period in 2002. On an equivalent Mcf basis, depreciation, depletion and amortization expense was $0.55 per Mcf for the three months ended September 30, 2003 as compared to $0.54 per Mcf for the same period in the prior year. During the nine months ended September 30, 2003, depreciation, depletion and amortization expense was $18.2 million or $0.54 per Mcf as compared to $15.5 million or $0.54 per Mcf for the same period in the prior year. With the addition of the Carbon properties, depreciation, depletion and amortization is expected to increase to $0.68 to $0.69 per Mcf in the fourth quarter of 2003.

        In September 2002, the Company recorded an impairment of approximately $34.2 million of certain international oil and gas properties. Of this amount, approximately $15.9 was related to the coal bed methane project in the United Kingdom, $13.6 million was related to wells drilled in Northern Ireland and the Republic of Ireland and $4.7 million was related to undeveloped acreage held in the Falkland Islands and Chile. The impairment charges of $2.5 million for the nine months ended September 30, 2003 relate to plugging and abandonment operations done for the United Kingdom and Ireland properties, which have been substantially completed as of September 30, 2003.

        General and administrative expenses were $3.8 million during the three months ended September 30, 2003, as compared to $2.1 million during the same period in 2002. The $1.7 million increase was primarily attributable to a $1.2 million increase in general and administrative salaries and $0.2 million increase in professional services. For the nine months ended September 30, 2003, general and administrative expenses were $9.6 million as compared to $6.7 million for the same period in the prior year. The $2.9 million increase in general and administrative expense was primarily attributable to a $2.1 million increase in general and administrative salaries and a $0.4 million increase in professional services.

        Interest expense was $2.0 million and $2.2 million for the three months ended September 30, 2003 and 2002. During the nine months ended September 30, 2003, interest expense was $6.3 million compared to $6.1 million in the nine months of the prior year. Although average debt balances were higher in each period of 2003 compared to 2002, interest expense remained relatively consistent due to a reduction in average interest rates from approximately 4.5% during the first nine months of 2002 to 4.1% during the first nine months of 2003.

        Other income of $1.2 million and $1.6 million for the three and nine months ended September 30, 2003 includes realized gains on the sale of common stock held in other companies which were partially offset by losses on derivative instruments and minority interest expense, which was primarily related to an approximate 25% minority ownership interest in Long Canyon Gas Company, LLC. See Note 10 to the Consolidated Financial Statements for a table of the components of other (income) expense for the three and nine months ended September 30, 2003 and 2002.

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

        The Company provided for deferred taxes for the nine months ended September 30, 2003 at a rate of 36.5% versus a 35.5% rate used for the nine months ended September 30, 2002. The one percent increase in the effective tax rate was primarily due to an anticipated increase in the Company's federal tax rate.

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

        The Company currently has a $200 million revolving credit facility with a bank group (the "Banks"). The credit facility is available through July 1, 2005. Advances pursuant to this credit facility are limited to a borrowing base, which is presently $200 million. The Company may elect to use either the LIBO rate plus a margin of 1.125% to 1.50% or the prime rate plus a margin of 0% to 0.25%, with margins on both rates determined on the average outstanding borrowings under the credit facility. The borrowing base is redetermined semi-annually by the Banks based upon reserve evaluations of Evergreen's oil and gas properties. An average annual commitment fee of 0.375% is charged quarterly for any unused portion of the credit line. The agreement is collateralized by substantially all domestic oil and gas properties and guaranteed by substantially all of the Company's subsidiaries. The credit agreement also contains certain net worth, leverage and ratio requirements. At September 30, 2003, Evergreen had $131.5 million of outstanding borrowings under this credit facility, with a current average interest rate of approximately 2.6%. The Company was in compliance with all loan covenants for all periods presented.

Capital Requirements

        The Company's anticipated capital expenditures for 2003 are approximately $265.4 million. Of the $265.4 million, approximately $94 million is expected to be paid in the form of Evergreen common stock. Currently, the Company has sufficient capacity under its $200 million line of credit to fund the cash expenditures. Management also believes that the Company has the capacity to increase its line of credit and borrowing base to $300 million if required. As of October 28, 2003, the Company has $70 million available under its line of credit. The Company also has access to additional capital sources which management believes it could utilize.

        During the nine months ended September 30, 2003, the Company incurred a total of $124.8 million in capital expenditures. Of this total, exploration expenditures amounted to $40.8 million. Included in exploration costs are acquisition costs for acreage in Kansas of approximately $35.1 million. Capital expenditures also included approximately $2.5 million for expenditures in the United Kingdom and Ireland, which were primarily associated with the plugging and abandonment of the wells. Approximately $30.6 million of costs were incurred on the drilling and completion of wells in the Raton Basin and $17.1 million on remediation projects and other Raton Basin development costs. Additions to the gas gathering system in the Raton Basin amounted to $30.9 million for the nine months ended September 30, 2003.

        The Company estimates that it will spend $140.6 million during the quarter ending December 31, 2003. Of this amount, approximately $96.5 million will be for the Carbon acquisition ($94 million of which will be paid in Evergreen common stock), $19.1 million for exploration projects in Kansas and Alaska, $24.8 million for Raton Basin projects and $0.2 million for other projects.

        The Company has completed its capital budget for 2004. The total capital expenditures are estimated to be $220 million. Of this amount, approximately $90.3 million will be for the coal bed methane operations in the Raton Basin, which includes $32.4 million for infrastructure, $38.2 million for the drilling and completion of 160 wells, and $19.7 million for recompletions and other miscellaneous items. Total capital costs in Alaska will amount to $6.3 million for the drilling of wells and acreage acquisition.

        The Company has started to drill unconventional gas wells in eastern Kansas in the fourth quarter of 2003. During 2004, Evergreen will continue the development of the Kansas properties with a capital budget of $57.9 million. This amount includes drilling and completion costs for 150 wells (including core wells and water disposal wells) of approximately $16.2 million, infrastructure costs of $18.5 million, and acreage acquisition and equipment costs of $23.2 million.

        With the completion of the Carbon Energy acquisition, the Company will drill a number of wells in both the Piceance/Uintah areas and Canada in 2004. The total number of gross wells drilled in the Piceance/Uintah areas will be 55 with total drilling and completion costs of $18 million, infrastructure costs of $5 million and other costs of $4.4 million. The total number of gross wells drilled in Canada will be 72 with total drilling and completion costs of $20 million, property acquisitions of $10 million and other costs of $4.2 million.

        The Company believes that its credit facility and cash flow from operations should be sufficient to fund the capital expenditure budget for 2004.

        The Company has no off-balance sheet financing arrangements (other than operating leases) or any unconsolidated special purpose entities.

Cash Flows

        Net cash provided by operating activities was $103.1 million for the nine months ended September 30, 2003, as compared to $33.6 million for the same period in 2002. The increase of

$69.5 million was primarily due to an $82.5 million increase in natural gas revenues in the first nine months of 2003 as compared to the first nine months of 2002. An increase in accounts receivable was the primary reason for the $4.5 million net change in operating assets and liabilities. Accounts receivable increased as a result of higher natural gas prices and production in September 2003 as compared to December 2002.

        Net cash used in investing activities was $99.2 million during the nine months ended September 30, 2003, versus $88.4 million in the first nine months of 2002. The increase in 2003 was primarily due to a larger investment in property and equipment during the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002.

        Cash flows provided by financing activities during the first nine months of 2003 were $3.3 million compared to cash provided by financing activities of $52.6 million during the first nine months of 2002. The change of $49.3 million was primarily associated with the increase in cash flows provided by operating activities in the first nine months 2003 as compared to the first nine months of 2002, which enabled the Company to fund its capital projects primarily with cash flows from operations without using debt financing, and pay down its revolving credit facility by $4.5 million.

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

        At September 30, 2003, the Company had the following open derivative contracts to manage price risk on a portion of its natural gas production. ("MMBtu" means million British thermal units and converts on an approximate one-for-one basis into Mcf.) The contracts are based on the regional price indexes where the Company physically delivers its natural gas.

Remaining Contract Period	Type of Instrument(s)	Volume in MMBtu/day	Weighted Average $/ MMBtu	Unrealized Gain (Loss) at September 30, 2003
				(in thousands)
Oct 03 - Dec 03	Swaps	70,000	$4.37	$20
Oct 03 - Dec 03	Costless Collar	20,000	$3.26/5.02	(238)
Jan 04 - Dec 04	Swap	10,000	$3.75	(2,889)
Jan 04 - Dec 04	Costless Collar	20,000	$3.21/4.91	(2,779)

				$(5,886)

        Based on the calculated fair values at September 30, 2003, the Company expects to reclassify net losses of $4.4 million into earnings related to these derivative contracts during the next 12 months.

        Subsequent to September 30, 2003, the Company entered into the following commodity swap agreements:

Contract Period	Market	Volume in MMBtu/day	Net Price in US $ per MMBtu
Nov 03 - Dec 03	NGPL—Midcontinent	45,000	$5.36
Jan 04 - Dec 04	NGPL—Midcontinent	20,000	$4.36
Jan 04 - Dec 04	Northwest Pipeline—Rockies	3,000	$4.01
Jan 04 - Dec 04	AECO	4,739	$4.29

Recent Accounting Pronouncements

        In June 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 addresses accounting and reporting for business combinations and is effective for all business combinations initiated after June 30, 2001. SFAS No. 142 addresses the accounting and reporting for goodwill subsequent to acquisition and other intangible assets. The new standard eliminates the requirement to amortize acquired goodwill; instead, such goodwill is required to be reviewed at least annually for impairment. The new standard also requires that, at a minimum, all intangible assets be aggregated and presented as a separate line item in the balance sheet. The adoption of SFAS No. 141 and SFAS No. 142 had no impact on Evergreen's financial position or results of operations.

        A reporting issue has arisen regarding the application of certain provisions of SFAS No. 141 and SFAS No. 142 to companies in the extractive industries, including oil and gas companies. The issue is whether SFAS No. 142 requires registrants to classify the costs of mineral rights held under lease or other contractual arrangement associated with extracting oil and gas as intangible assets in the balance sheet, apart from other capitalized oil and gas property costs, and provide specific footnote disclosures. Historically, Evergreen has included the costs of such mineral rights associated with extracting oil and gas as a component of oil and gas properties. If it is ultimately determined that SFAS No. 142 requires oil and gas companies to classify costs of mineral rights held under lease or other contractual arrangement associated with extracting oil and gas as a separate intangible assets line item on the balance sheet, Evergreen would be required to reclassify approximately $41.2 million at September 30, 2003 and $6.5 million at December 31, 2002 out of oil and gas properties and into a separate intangible assets line item. Evergreen's cash flows and results of operations would not be affected since such intangible assets would continue to be depleted and assessed for impairment in accordance with full-cost accounting rules.

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

ITEM 3.    QUANTATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

        The Company measures its exposure to market risk at any point in time by comparing its open positions to a market risk of fair value. The market prices the Company uses to determine fair value are based on management's best estimates, which consider various factors including closing exchange prices, volatility factors and the time value of money. At September 30, 2003, the Company was exposed to some market risk with respect to natural gas prices, long-term debt and foreign currency.

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

        Assuming that (i) production, (ii) the percent of gas hedged and (iii) the average realized market price of the unhedged gas sold remained unchanged from the nine months ended September 30, 2003, a hypothetical 10% decline in the average market price the Company realized on unhedged production would reduce the Company's natural gas revenues by approximately $5.8 million on an annual basis.

        Interest Rate Risk.    At September 30, 2003, Evergreen had long-term debt outstanding of $231.5 million. The interest rates on the Company's revolving credit facility, under which $131.5 million in indebtedness was outstanding at September 30, 2003, range from LIBO rate plus 1.375% to prime and are variable; however, they may be fixed at Evergreen's option for periods of time between 30 to 90 days. A 10% increase in short-term interest rates on the floating-rate debt outstanding at September 30, 2003 would equal approximately 26 basis points. Such an increase in interest rates would impact Evergreen's annual interest expense by approximately $0.3 million, assuming borrowed amounts under the credit facility remained at $131.5 million.

        The $100 million of outstanding convertible notes have a fixed interest rate of 4.75%; however, up to an additional 0.40% may be paid as contingent interest if certain conditions are met. Accordingly, the Company's annual interest payment on the $100 million convertible notes will be a minimum of $4.75 million and a maximum of $5.15 million.

        Foreign Currency Risk.    Evergreen's net assets, revenue and expense accounts from its foreign operations are based on the U.S. dollar equivalent of such amounts measured in the British pound sterling or euro. Assets and liabilities of the foreign operations are translated to U.S. dollars using the applicable exchange rate as of the end of a reporting period. Revenues, expenses and cash flow are translated using the average exchange rates during the reporting period. The Company expects to spend only nominal amounts during the remainder of 2003 for exiting and winding down its operations in the United Kingdom, Northern Ireland, and the Republic of Ireland. As such, any significant change in the exchange rate for the British pound sterling or euro would not have a material impact on the cost of such operations.

        Evergreen completed the acquisition of Carbon effective October 29, 2003. Carbon conducts business in Canada through its Canadian subsidiary where the Canadian dollar has been designated as the functional currency. As such, the Carbon acquisition will subject the Company to foreign currency exchange risk on cash flows relating to sales, expenses, financing and investing transactions.

ITEM 4.    CONTROLS AND PROCEDURES

(a)
Evaluation of disclosure controls and procedures

        As of September 30, 2003, the Company's Chief Executive Officer and the Chief Financial Officer evaluated the effectiveness of the Company's disclosure controls and procedures in accordance with Rule 13a-15 under the Exchange Act. Based on their evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures enable the Company to record, summarize and report in a timely manner the information that the Company is required to disclose in its Exchange Act reports.

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
(b)
Reports on Form 8-K.

        On July 31, 2003, Evergreen Resources Inc. furnished a Form 8-K under Item 12 to report its financial results for its second quarter ended June 30, 2003.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

EVERGREEN RESOURCES, INC.
(Registrant)
Date: October 29, 2003	By:	/s/ KEVIN R. COLLINS Kevin R. Collins EVP—Finance, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)