Form 10-Q
period 2004-03-31
EVERGREEN RESOURCES INC
filed 2004-05-10
CIK 353943

Use these links to rapidly review the document
EVERGREEN RESOURCES, INC. INDEX

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2004.
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

        As of April 30, 2004, 43,099,951 shares of the Registrant's Common Stock, no par value, were outstanding.

EVERGREEN RESOURCES, INC.

INDEX

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EVERGREEN RESOURCES, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2004	December 31, 2003
	(unaudited)
	(in thousands)
ASSETS
Current:
Cash and cash equivalents	$56,625	$3,820
Accounts receivable	27,063	25,708
Other current assets	1,596	2,817

Total current assets	85,284	32,345

Property and equipment, at cost:
Oil and gas properties, full cost method of accounting:
Proved, net of accumulated depletion of $82,494 and $74,671	587,239	575,026
Unproved	96,378	85,841

Net oil and gas properties	683,617	660,867
Other property and equipment, net of accumulated depreciation and amortization of $30,828 and $28,448	215,143	201,771

Net property and equipment	898,760	862,638
Other assets	17,597	10,103

	$1,001,641	$905,086

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$10,168	$4,697
Amounts payable to oil and gas property owners	12,079	10,557
Production and property taxes payable	10,491	9,407
Derivative instruments	26,313	17,821
Accrued liabilities and other	21,066	14,214

Total current liabilities	80,117	56,696
Revolving credit facilities	—	149,373
Senior convertible notes	100,000	100,000
Senior subordinated notes, net of discount	198,435	—
Deferred income tax	95,673	92,355
Production taxes payable and other	7,747	6,221
Asset retirement obligation	13,684	12,876

Total liabilities	495,656	417,521

Minority interest in subsidiaries	5,218	4,637
Stockholders' equity:
Preferred stock, $1.00 par value; shares authorized, 24,900; none outstanding	—	—
Common stock, $0.005 stated value; shares authorized, 100,000; shares issued and outstanding 43,100 and 42,937	215	215
Additional paid-in capital	373,256	370,352
Retained earnings	143,512	123,099
Accumulated other comprehensive loss	(16,216)	(10,738)

Total stockholders' equity	500,767	482,928

	$1,001,641	$905,086

See accompanying notes to consolidated financial statements.

EVERGREEN RESOURCES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
	2004	2003
	(in thousands, except per share data)
Revenues:
Oil and natural gas revenues	$63,899	$48,974
Interest and other	240	147

Total revenues	64,139	49,121

Expenses:
Lease operating expenses	7,248	4,717
Transportation costs	3,863	3,367
Production and property taxes	3,050	2,980
Depreciation, depletion and amortization	9,904	5,529
General and administrative expenses	4,526	2,606
Interest expense	2,350	2,199
Other expense (income)	938	(76)

Total expenses	31,879	21,322

Income before income taxes and cumulative effect of change in accounting principle	32,260	27,799
Income tax provision:
Current	567	—
Deferred	11,280	10,147

Total income tax provision	11,847	10,147

Income before cumulative effect of change in accounting principle	20,413	17,652
Cumulative effect of change in accounting principle, net of tax	—	(713)

Net income	$20,413	$16,939

Basic income per common share:
Income before cumulative effect of change in accounting principle	$0.47	$0.46
Cumulative effect of change in accounting principle, net of tax	—	(0.02)

Net income	$0.47	$0.44

Diluted income per common share:
Income before cumulative effect of change in accounting principle	$0.44	$0.45
Cumulative effect of change in accounting principle, net of tax	—	(0.02)

Net income	$0.44	$0.43

See accompanying notes to consolidated financial statements.

EVERGREEN RESOURCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2004	2003
	(in thousands)
Increase (Decrease) in Cash and Cash Equivalents
Operating activities:
Net income	$20,413	$16,939
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	9,904	5,529
Cumulative effect of change in accounting principle, net of tax	—	713
Deferred income taxes	11,280	10,147
Non-cash compensation and other	1,320	161
Changes in operating assets and liabilities:
Accounts receivable	(1,354)	(17,614)
Other current assets	1,015	(204)
Accounts payable	1,400	322
Amounts payable to oil and gas property owners	1,522	3,168
Production and property taxes payable	2,610	2,897
Accrued liabilities and other	500	1,453

Net cash provided by operating activities	48,610	23,511

Investing activities:
Investment in property and equipment	(42,179)	(26,681)
Other	859	(207)

Net cash used in investing activities	(41,320)	(26,888)

Financing activities:
Proceeds from issuance of senior subordinated notes, net of discount	198,426	—
Net (payments on) proceeds from revolving credit facilities	(149,373)	3,000
Debt issue costs	(5,078)	—
Proceeds from issuance of common stock, net	1,631	803
Other	(91)	—

Net cash provided by financing activities	45,515	3,803

Effect of exchange rate changes on cash	—	13

Increase in cash and cash equivalents	52,805	439
Cash and cash equivalents, beginning of the period	3,820	871

Cash and cash equivalents, end of the period	$56,625	$1,310

See accompanying notes to consolidated financial statements.

EVERGREEN RESOURCES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
	2004	2003
	(in thousands)
Net income	$20,413	$16,939

Derivative instruments:
Change in fair value	(13,275)	(20,002)
Reclassification adjustment for losses included in operations	4,579	11,971

Derivative instruments, before taxes	(8,696)	(8,031)
Related income tax effect	3,200	2,959

Derivative instruments, net of tax	(5,496)	(5,072)

Foreign currency translation adjustments:
Unrealized gain	18	—
Reclassification adjustment for gains included in operations	—	(996)

	18	(996)

Comprehensive income	$14,935	$10,871

See accompanying notes to consolidated financial statements.

EVERGREEN RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2004

(Unaudited)

1.     Nature of Operations and Basis of Presentation

        Evergreen Resources, Inc. ("Evergreen" or "the Company") is a Colorado corporation organized on January 14, 1981. Evergreen is an independent energy company engaged primarily in the operation, development, production, exploration and acquisition of North American unconventional natural gas properties. Evergreen is one of the leading developers of coal bed methane reserves in the United States. Evergreen's current operations are principally focused on developing and expanding its coal bed methane project located in the Raton Basin in southern Colorado. The Company is also expanding its conventional and unconventional projects in the Piceance Basin in western Colorado, the Uintah Basin in eastern Utah and the Western Canada Sedimentary Basin in south-central Alberta. Evergreen has also initiated coal bed methane projects in the Cook Inlet-Susitna Basin in Alaska and the Forest City Basin in eastern Kansas. Evergreen's common stock is traded on the New York Stock Exchange under the symbol "EVG."

        In the opinion of management, the accompanying unaudited financial statements include all adjustments, consisting only of normal recurring items, necessary to present fairly the Company's financial position as of March 31, 2004 and 2003 and the results of its operations and cash flows for the three months then ended. Certain reclassifications have been made to prior periods to conform to the classifications used in the current period. These reclassifications did not have an impact on previously reported results of operations. The results of operations for interim periods are not necessarily indicative of results to be expected for a full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC"). The accompanying financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 2003.

        All common stock and per-share amounts reported in the consolidated financial statements, and notes thereto, reflect the two-for-one split of Evergreen common stock which was effective as of September 16, 2003.

2.     Subsequent Event—Merger Agreement

        On May 3, 2004, Evergreen and Pioneer Natural Resources Company ("Pioneer") entered into an Agreement and Plan of Merger (the "Merger Agreement") providing, among other things, that holders of Evergreen common stock will have the right to receive an aggregate of 25 million shares of Pioneer common stock (with related stockholders rights) and a total of $850 million in cash. Holders of Evergreen common stock will have the option to elect among three types of consideration for a share of Evergreen common stock: (1) 1.1635 shares of Pioneer common stock; (2) $39.00 cash; or (3) 0.58175 shares of Pioneer common stock and $19.50 in cash. All holders of unvested restricted stock under Evergreen's stock-based employee plans will be deemed to have elected to receive Pioneer common stock. Holders who elect all stock consideration or all cash consideration (other than holders of unvested restricted stock) will be subject to allocation of the stock and cash so that the aggregate amounts of stock and cash will be as set forth above. The Merger Agreement provides for a merger by which Evergreen will become a subsidiary of Pioneer (the "Proposed Merger").

        In addition, Evergreen will seek to sell its Kansas assets before the closing date of the merger. The merger agreement provides for an additional cash payment to Evergreen shareholders equal to the greater of: (i) $0.35 per share (approximately $15 million) as consideration from Pioneer for the Kansas properties in the merger, or (ii) the gross proceeds less transaction costs from the sale of the Kansas properties to a third party that closes before the closing date of the Proposed Merger.

        The merger is subject to approval at meetings of the stockholders of Evergreen and Pioneer and other customary closing conditions. The merger was approved by the board of directors of Evergreen and Pioneer. The merger agreement may also be terminated in certain circumstances, including if Evergreen receives and decides to accept an unsolicited, superior offer. The merger is expected to be completed in the second half of 2004.

3.     Oil and Gas Properties

        The Company follows the full-cost method of accounting for oil and gas properties. Under this method, all productive and nonproductive costs incurred in connection with the exploration for and development of oil and gas reserves are capitalized. Such capitalized costs include lease acquisition, geological and geophysical work, delay rentals, drilling, completing and equipping oil and gas wells, including salaries, benefits and other internal costs directly attributable to these activities. For the quarters ended March 31, 2004 and 2003, Evergreen capitalized $1.5 million and $0.8 million of general and administrative costs, respectively. Costs associated with production and general corporate activities are expensed in the period incurred. Interest costs related to unproved properties and properties under development are also capitalized to oil and gas properties. Approximately $0.6 million and $0.2 million of interest was capitalized during the three months ended March 31, 2004 and 2003, respectively.

        If the net investment in oil and gas properties, as adjusted for asset retirement obligations, exceeds an amount equal to the sum of (1) the standardized measure of discounted future net cash flows from proved reserves and (2) the lower of cost or fair market value of properties in the process of development and unexplored acreage, the excess is charged to expense as additional depletion. The standardized measure is calculated using a 10% discount rate and is based on unescalated prices in effect at quarter-end with effect given to the Company's cash flow hedge positions. Normal dispositions of oil and gas properties are accounted for as adjustments of capitalized costs, with no gain or loss recognized.

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

4.     Indebtedness

  5.875% Senior Subordinated Notes

        In March 2004, the Company issued $200 million of 5.875% Senior Subordinated Notes for proceeds of $198.4 million, net of a $1.6 million discount. The notes are due on March 15, 2012 with interest payable on March 15 and September 15 of each year. The notes are unsecured senior subordinated indebtedness, are subordinated in right of payment to all of the Company's existing and future senior indebtedness, will rank equally in right of payment with all of the Company's future senior unsecured subordinated indebtedness and will be senior in right of payment to all of the Company's future subordinated obligations. The indenture contains covenants restricting the ability of the Company to, among other things, incur additional indebtedness, pay dividends or sell significant assets or subsidiaries. The Company was in compliance with all of these covenants at March 31, 2004.

        Prior to March 15, 2007, the Company may redeem up to 35% of the original principal amount of the notes with the net cash proceeds of one or more equity offerings at a redemption price of 105.875% of the principal amount of the notes, plus accrued and unpaid interest. On or after March 15, 2008, the Company may redeem all or a portion of the notes at redemption prices ranging from 102.938% to 100% of the principal amount, as provided by the indenture. The notes also contain provisions for mandatory redemption upon the occurrence of certain future events, including a change in control.

        The proceeds from the issuance of the Notes were utilized to completely discharge outstanding indebtedness under its $200 million revolving credit facility (described below) and to provide funding for future development expenditures and for general corporate purposes.

        At March 31, 2004, the carrying amount of the notes was $198.4 million net of an unamortized discount of $1.6 million.

        The Merger Agreement with Pioneer discussed in Note 2 provides that upon the request of Pioneer, and in exchange for Pioneer's agreement to cause the subordination provisions of the notes to be eliminated and to assume the notes, the Company will use its commercially reasonable efforts to solicit consents from the holders of the notes to amend the notes in order to eliminate or amend certain covenants of the notes, effective as of the effective time of the merger.

  Senior Convertible Notes

        The Company also has $100 million in senior unsecured convertible notes which are due in 2021 and bear interest at a fixed annual rate of 4.75%, which is to be paid in cash on June 15 and December 15 of each year. In addition to the fixed interest, the Company will pay contingent interest to the holders of the notes if the average trading price of the notes for an established number of days exceeds 120% or more of the principal amount of the notes. The rate of contingent interest payable in respect to any six-month period will equal the greater of (1) a per annum rate equal to 5% of the Company's estimated per annum borrowing rate for senior non-convertible fixed-rate debt with a maturity date comparable to the notes or (2) 0.30% per annum. In no event may the contingent interest rate exceed 0.40% per annum. The Company will be required to pay $0.2 million in contingent interest on June 15, 2004.

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

        The notes are convertible into shares of common stock of Evergreen under certain circumstances as discussed below at a conversion price of $25 per share, subject to certain adjustments. The notes can be converted at the option of the holder if for a specified period of time, the closing price of the Company's common stock exceeds 110% of the $25 conversion price, which occurred in November 2003 and in January 2004, or if the average trading value of the notes for a specified period of time is less than 105% of an average conversion value as defined by the indenture governing the notes. The notes are eligible for conversion and are currently considered potential common shares in the computation of diluted shares outstanding. The notes may also be converted into shares of common stock of the Company at the election of the holder upon notice of redemption, or at any time the notes are rated by either Moody's Investors Service, Inc. or Standard & Poor's Rating Group and the credit rating initially assigned to the notes by either such rating agency is reduced by two or more ratings levels, or upon the occurrence of certain corporate transactions including a change in control or the distribution to current holders of the Company's common stock certain purchase rights or any other asset that has a value exceeding 10% of the sale price of the common stock on the day preceding the declaration date of the distribution of such assets.

  Revolving Credit Facilities

        The Company currently has a $200 million revolving credit facility with a bank group. The credit facility is available through July 1, 2005. Advances pursuant to this credit facility are limited to a borrowing base, as defined by the credit facility, which was $200 million at March 31, 2004. The Company may elect to use either the LIBO rate plus a margin of 1.125% to 1.50% or the prime rate plus a margin of 0% to 0.25%, with margins on both rates determined by the average outstanding borrowings under the credit facility. The borrowing base is redetermined semi-annually by the bank group based upon reserve evaluations of Evergreen's oil and gas properties. An annual commitment fee of 0.375% is charged quarterly for any unused portion of the credit line. The agreement is collateralized by substantially all domestic oil and gas properties and guaranteed by substantially all of the Company's subsidiaries. The credit agreement also contains certain net worth, leverage and ratio requirements and limits the payment of dividends. At March 31, 2004, Evergreen had no outstanding borrowings under this credit facility. The Company was in compliance with all loan covenants at March 31, 2004.

        In connection with the purchase of Carbon Energy Corporation in 2003, the Company assumed a credit facility with Canadian Imperial Bank of Commerce. In March 2004, this credit facility was paid in full and cancelled.

5.     Earnings per Share

        The following table sets forth the computation of basic and diluted weighted average shares outstanding for the three months ended March 31, 2004 and 2003:

	Three Months Ended March 31,
	2004			2003
	Income	Weighted Shares	Per Share Amount	Income	Weighted Shares	Per Share Amount
	(in thousands, except per share data)
Basic income per common share	$20,413	43,026	$0.47	$16,939	38,118	$0.44
Effect of dilutive securities:
Stock options and unvested restricted stock grants	—	1,445		—	1,322
Assumed conversion of senior convertible notes	800	4,000		—	—

Diluted income per common share	$21,213	48,471	$0.44	$16,939	39,440	$0.43

        As of and for the quarter ended March 31, 2004, the Company's $100 million senior convertible notes were convertible into four million shares of Evergreen common stock at $25 per share due to the average market price of the Company's common stock surpassing $27.50 for an established period of time as prescribed by the indenture. The notes were not convertible at any time during the first quarter of 2003. See Note 8 for discussion of stock based compensation.

6.     Derivatives and Hedging Activities

        The Company may use derivative instruments to manage exposures to commodity prices, foreign currency and interest rate risks. The Company's objectives for holding derivatives are to achieve a consistent level of cash flow to support its capital budgeting and expenditure plans and to maximize internal rates of return for capital projects including property acquisition investments.

        The Company periodically enters into fixed-price physical delivery contracts and commodity derivative contracts to manage price risk with regard to a portion of its natural gas production. The table below summarizes the natural gas swaps the Company had in place as of March 31, 2004 by region and contract period. The weighted average prices of the swaps have been adjusted for anticipated fuel use and regional price differentials.

Remaining Contract Period	Market	Volume in Mcf/day	Weighted Average $/Mcf	Unrealized Losses at March 31, 2004 (in thousands)
Apr 04—Oct 04	Midcontinent	65,000	$4.86	$6,746
Apr 04—Dec 04	Midcontinent	50,000	4.20	17,426
Apr 04—Dec 04	Northwest Pipeline—Rockies	3,000	4.33	884
Apr 04—Dec 04	AECO—Canada	4,739	4.63	1,122

				$26,178

        The net unrealized loss of $26.2 million as reflected in the table above is presented on the Consolidated Balance Sheet as a current liability of $26.3 million and a current asset of $0.1 million. During the quarters ended March 31, 2004 and 2003, the Company recognized $4.6 and $12.0 million of net losses related to its natural gas hedging activities, respectively. These net losses are included in oil and natural gas revenues in the Consolidated Statements of Income and are included in cash flows from operations in the Consolidated Statements of Cash Flows.

        As provided in the Merger Agreement with Pioneer, the Company was required to enter into financial swap agreements to hedge an additional 25,000 Mcf per day in November and December 2004 and 100,000 Mcf per day in 2005. Accordingly, subsequent to March 31, 2004, the Company entered into the following commodity swap agreements:

Contract Period	Market	Volume in Mcf/day	Net Price per Mcf
Nov 04—Dec 04	Midcontinent	25,000	$5.72
Jan 05—Dec 05	Midcontinent	100,000	$5.14

7.     Supplemental Disclosures of Cash Flow Information

        Cash paid during the three months ended March 31, 2004 and 2003 for interest was approximately $1.5 million and $1.2 million, respectively. The Company paid $0.6 million for income taxes during the three months ended March 31, 2004.

8.     Stock Based Compensation

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

	Three Months Ended March 31,
	2004	2003
	(in thousands, except per share data)
Net income, as reported	$20,413	$16,939
Add: Stock-based employee compensation included in reported net income, net of tax	214	90
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(588)	(496)

Pro forma net income	$20,039	$16,533

Earnings per share:
Basic earnings per common share:
As reported	$0.47	$0.44

Pro forma	$0.47	$0.43

Diluted earnings per common share:
As reported	$0.44	$0.43

Pro forma	$0.43	$0.42

Stock Awards

        Under the Company's 2000 Stock Incentive Plan, shares of common stock may be granted to key employees and directors under terms and conditions determined by management. These stock grants vest over a period of three to six years and are distributed to the employees and directors as the shares vest. The Company determines employee and director compensation based on the market price of its common stock on the date of grant. Unearned compensation arising from the stock grants is shown as a reduction in stockholders' equity on the consolidated balance sheets and is amortized using the straight-line method as additional compensation over the vesting period. During the quarter ended March 31, 2004, the Company granted 126,000 shares of common stock to certain employees that vest ratably over two to four years. These shares were valued at approximately $4.1 million at the grant dates (representing a weighted average fair value of $31.75 per share) and recorded as deferred compensation in stockholders' equity. During the quarter ended March 31, 2004, the Company amortized deferred compensation of $0.7 million for all stock grants, including those granted in prior periods. Subsequent to March 31, 2004, the Company granted an additional 150,000 shares of restricted stock to key employees of the Company, which vest three years from the date of grant.

9.     Recent Accounting Pronouncements

        In March 2004, the Financial Accounting Standards Board ("FASB") issued an exposure draft entitled "Share-Based Payment, an Amendment of FASB Statements No. 123 and 95." This proposed statement addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. The proposed statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, "Accounting for Stock Issued to Employees", and generally would require instead that such transactions be accounted for using a fair-value-based method. As proposed, this statement would be effective for the Company on January 1, 2005. The Company is currently unable to determine what effect this statement will have on the Company's financial position or results of operations.

        In March 2004, the Emerging Issues Task Force ("EITF") reached a consensus that mineral rights, as defined in EITF Issue No. 04-2, "Whether Mineral Rights Are Tangible or Intangible Assets," are tangible assets and that they should be removed as examples of intangible assets in SFAS No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets". The FASB has recently ratified this consensus and directed the FASB staff to amend SFAS Nos. 141 and 142 through the issuance of FASB Staff Position FAS Nos. 141-1 and 142-1. Historically, Evergreen has included the costs of such mineral rights as tangible assets, which is consistent with the EITF's consensus. As such, EITF 04-02 has not affected the Company's consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including statements regarding, among other items, (1) the Company's growth strategies, (2) anticipated trends in the Company's business and its future results of operations, (3) market conditions in the oil and gas industry, (4) the ability of the Company to make and integrate acquisitions, (5) the outcome of litigation and the impact of governmental regulation, (6) financial market conditions, (7) wars and acts of terrorism or sabotage, (8) the risks associated with integration of acquired companies and (9) the proposed merger with Pioneer Natural Resources Company. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, many of which are beyond the Company's control. Actual results could differ materially from those implied by these forward-looking statements as a result of, among other things, (1) a decline in oil and natural gas production, (2) a decline in oil and natural gas prices, (3) incorrect estimations of required capital expenditures, (4) increases in the cost of drilling, (5) completion and gas collection, (6) an increase in the cost of production and operations, (7) an inability to meet growth projections, or (8) changes in general economic conditions. These and other risks and uncertainties are described in more detail in the Company's most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission. In light of these and other risks and uncertainties of which the Company may be unaware or which the Company currently deems immaterial, there can be no assurance that actual results will be as projected in the forward-looking statements.

Overview

        Evergreen is an independent energy company engaged primarily in the operation, development, production, exploration and acquisition of North American unconventional natural gas properties. Evergreen is one of the leading developers of coal bed methane reserves in the United States. Evergreen's current operations are principally focused on developing and expanding its coal bed methane project located in the Raton Basin in southern Colorado. The Company is also expanding its conventional and unconventional projects in the Piceance Basin in western Colorado, the Uintah Basin in eastern Utah and the Western Canada Sedimentary Basin in south-central Alberta. Evergreen has also initiated coal bed methane projects in the Cook Inlet-Susitna Basin in Alaska and the Forest City Basin in eastern Kansas.

Recent Developments

        On May 3, 2004, Evergreen and Pioneer Natural Resources Company ("Pioneer") entered into an Agreement and Plan of Merger (the "Merger Agreement") providing, among other things, that holders of Evergreen common stock will have the right to receive an aggregate of 25 million shares of Pioneer common stock (with related stockholders rights) and a total of $850 million in cash. Holders of Evergreen common stock will have the option to elect among three types of consideration for a share of Evergreen common stock: (1) 1.1635 shares of Pioneer common stock; (2) $39.00 cash; or (3) 0.58175 shares of Pioneer common stock and $19.50 in cash. All holders of unvested restricted stock under Evergreen's stock-based employee plans will be deemed to have elected to receive Pioneer common stock. Holders who elect all stock consideration or all cash consideration (other than holders of unvested restricted stock) will be subject to allocation of the stock and cash so that the aggregate amounts of stock and cash will be as set forth above. The Merger Agreement provides for a merger by which Evergreen will become a subsidiary of Pioneer (the "Proposed Merger").

        In addition, Evergreen will seek to sell its Kansas assets before the closing date of the merger. The merger agreement provides for an additional cash payment to Evergreen shareholders equal to the greater of: (i) $0.35 per share (approximately $15 million) as consideration from Pioneer for the Kansas properties in the merger, or (ii) the gross proceeds less transaction costs from the sale of the Kansas properties to a third party that closes before the closing date of the Proposed Merger.

        The merger is subject to approval at meetings of the stockholders of Evergreen and Pioneer and other customary closing conditions. The merger was approved by the board of directors of Evergreen and Pioneer. The merger agreement may also be terminated in certain circumstances, including if Evergreen receives and decides to accept an unsolicited, superior offer. The merger is expected to be completed in the second half of 2004.

First Quarter 2004 Overview

        Evergreen's reported earnings of $20.4 million for the first quarter of 2004, or $0.44 per diluted share, compared to net income of $16.9 million, or $0.43 per diluted share for the same period in 2003. The quarter-over-quarter net income gains were primarily driven by the following factors:

  •
  Production volumes increased 24% to 13.1 Bcfe in the first quarter of 2004 from 10.5 Bcfe in 2003.

  •
  Average realized prices increased 5% to $4.89 per Mcfe in 2004 from $4.66 per Mcfe in 2003.

  •
  Oil and natural gas revenues increased 30% to $63.9 million in the first quarter of 2004 from $49.0 million in the corresponding period in 2003, due primarily to increased production in the Raton Basin and additional production provided by the properties acquired in conjunction with the Company's acquisition of Carbon Energy Corporation ("Carbon") in the fourth quarter of 2003.

Other notable events occurring during the quarter include:

  •
  Drilled a total of 66 gross wells.

  •
  Completed an offering of $200 million principal amount of 5.875% Senior Subordinated Notes (the "Senior Subordinated Notes" or the "Notes") to provide the Company more financial flexibility and to take advantage of historically low fixed-rate interest rates.

2004 Operational and Financial Objectives

        The following discussion relates to the Company's plans for the year without regard to the potential impact of the Pioneer merger discussed above.

        Evergreen expects that the remainder of 2004 will continue to be a period of accelerated development and expansion into newly acquired areas. Evergreen's capital budget for 2004 is $220 million. Of this total, approximately half is expected to be directed to Evergreen's coal bed methane operations in the Raton Basin. Evergreen intends to increase its drilling program from 183 wells in 2003 to approximately 380 gross wells in 2004. Evergreen plans to continue to focus on its core area in the Raton Basin by increasing the drilling program from 160 wells in 2003 to up to 200 wells in 2004. Evergreen's plans for the recently acquired areas in the Piceance and Uintah Basins include a drilling program of 55 gross wells. Plans for the Western Canada Sedimentary Basin include a drilling program of 65 gross wells. The Company also has planned to drill 61 wells in the Forest City Basin during 2004. However, the total number of wells drilled will be dependent upon the divestiture of the Forest City Basin, Kansas properties, as discussed above.

        Evergreen's ability to increase its drilling program in 2004 is dependent on the following:

  •
  Evergreen's ability to hire and train additional personnel for drilling and completion services. Evergreen's business strategy has been to maintain control of operations through vertical integration. As expansion in other geographic areas occurs, vertical integration is dependent on hiring qualified new personnel. Evergreen is currently hiring new personnel and anticipates that it can fill its needs for all areas.

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

        Evergreen expects that it will increase production in 2004 as compared to 2003 due to continued development of the Raton Basin and a full year of production and additional drilling in the Piceance, Uintah and Western Canada Sedimentary Basins. Evergreen's revenues and results of operations depend upon many factors, but are largely dependent on the market price of oil and natural gas. The volatility of natural gas prices in North America could continue as a result of supply and demand fundamentals. Due to the volatility of natural gas prices, Evergreen intends to hedge future natural gas production in accordance with its hedging policy. Currently, Evergreen has hedged approximately 31 Bcf of its remaining 2004 natural gas production at a net realized price of $4.62 per Mcf and 36.5 Bcf of its 2005 natural gas production hedged at a net realized price of $5.14 per Mcf.

        Evergreen anticipates that lease operating expenses on a per Mcfe basis will continue to be higher in 2004 than in 2003 as a result of higher operating costs in the newly acquired Piceance, Uintah and Western Canada Sedimentary Basin properties. The higher per Mcfe costs in the new areas are due to higher third party contractor costs. In addition, as these areas are beginning to be more fully developed, few economies of scale have been established.

        Depreciation, depletion and amortization expense on a per Mcfe basis is also expected to remain higher in 2004 than compared to prior years, primarily due to the acquisition of the oil and natural gas properties in the Piceance, Uintah and Western Canada Sedimentary Basins. The Company's finding and development costs for the last five years have averaged $0.65 per Mcfe, which is substantially lower than the industry average.

        Given the Company's increased borrowings resulting from the issuance of $200 million 5.875% senior subordinated notes in March 2004, interest expense is expected to increase beginning in the second quarter of 2004.

Results of Operations

Three Months Ended March 31, 2004 compared to the Three Months Ended March 31, 2003.

        The following table sets forth certain unaudited operating data of the Company for the periods presented:

	Three Months Ended March 31,
	2004	2003
Oil and natural gas production (MMcfe)	13,080	10,515
Average daily production (MMcfe)	143.7	116.8
Average realized sales price per Mcfe(1)	$4.89	$4.66
Costs per Mcfe:
Lease operating expenses	$0.55	$0.45
Transportation costs	$0.30	$0.32
Production and property taxes	$0.23	$0.28
Depreciation, depletion and amortization	$0.76	$0.53
General and administrative expenses	$0.35	$0.25
Interest expense	$0.18	$0.21

(1)
Includes effects of hedging activities

        Net oil and gas production in the first quarter of 2004 increased to 13,080 MMcfe or an average of 143.7 MMcfe per day, from 10,515 MMcfe or an average of 116.8 MMcfe per day in the first quarter of 2003.

        Oil and natural gas revenues were $63.9 million during the three months ended March 31, 2004 as compared to $49.0 million for the same period in the prior year. The increase in oil and natural gas revenues for the three-month period was primarily due to a 24% increase in oil and gas production as well as a 5% increase in the average realized sales price per Mcfe from $4.66 in 2003 to $4.89 in 2004. The average realized sales prices for the quarters ending March 31, 2004 and 2003 include realized hedging losses of $4.6 million and $12.0 million, respectively.

        The table below sets forth oil and natural gas production and oil and natural gas revenues by region for the quarters ended March 31, 2004 and 2003. The Company did not own oil and gas properties in the Piceance, Uintah and Western Canada Sedimintary Basins until its acquisition of Carbon in the fourth quarter of 2003.

	Production			Revenues
	2004	2003	Change	2004	2003	Change
	(MMcfe)			(in thousands)
Raton Basin	11,709	10,515	1,194	$56,761	$48,974	$7,787
Piceance and Uintah Basins	539	—	539	2,548	—	2,548
Western Canada Sedimentary Basin	832	—	832	4,590	—	4,590

Total	13,080	10,515	2,565	$63,899	$48,974	$14,925

        Lease operating expenses for the three months ended March 31, 2004 were $7.2 million or $0.55 per Mcfe compared to $4.7 million or $0.45 per Mcf for the same period in 2003. The increase of $2.5 million or $0.10 per Mcfe was primarily attributable to the properties acquired in the Piceance, Uintah and Western Canada Sedimentary Basins in the fourth quarter of 2003 which accounted for approximately $1.7 million of the $2.5 million increase at an average rate of $1.24 per Mcfe. These recently acquired properties have higher operating costs on a unit-of-production basis than compared to the Raton Basin because the properties (i) include more costly third party contractor costs and (ii) these basins are in the early stages of development and therefore have fewer economies of scale. Lease operating expenses in the Raton Basin averaged $0.47 per Mcf and $0.45 per Mcf for the quarters ended March 31, 2004 and 2003, respectively.

        Production and property taxes were $3.1 million and $3.0 million for the quarters ended March 31, 2004 and 2003, respectively. The Company pays production taxes on the value of its oil and natural gas physically sold. Accordingly, any financial hedging gains and losses realized by the Company, which are recorded as a component of oil and natural gas revenues, are not subject to production taxes. Excluding hedging losses of $4.6 million and $12.0 million for the quarters ended March 31, 2004 and 2003, respectively, production and property taxes as a percentage of oil and natural gas revenues were approximately 4.5% and 4.9%, respectively. The decrease in production and property taxes as a percentage of revenues is primarily due to a reduction in the Colorado effective severance tax rate.

        Depreciation, depletion and amortization expense for the three months ended March 31, 2004 was $9.9 million compared to $5.5 million for the same period in 2003. On an equivalent Mcf basis, depreciation, depletion and amortization expense increased to $0.76 per Mcfe in the three months ended March 31, 2004, as compared to $0.53 per Mcf in the prior year. The increase of $0.23 per Mcfe is primarily due to the acquisition of the oil and gas properties in the Piceance, Uintah and Western Canada Sedimentary Basins in the fourth quarter of 2003.

        Total general and administrative expenses in the first quarter of 2004 increased to $4.5 million from $2.6 million in last year's first quarter. The increase in general and administrative expense was primarily related to an increase in salaries and related burdens of $1.1 million due primarily to hiring additional employees in conjunction with the Company's fourth quarter 2003 acquisition of oil and gas properties and the initiation of exploration activities in Kansas, each of which have also added additional rental and office expenses.

        Interest expense in the first quarter of 2004 totaled $2.4 million or $0.18 per Mcfe compared to $2.2 million or $0.21 per Mcf in the first quarter of 2003. The increase in interest expense from the first quarter of 2003 is due primarily to higher average debt balances during the first quarter of 2004 compared to the first quarter of 2003 as well as marginally higher average interest rates.

        Other expense of $0.9 million for the quarter ended March 31, 2004 is primarily comprised of minority interest in subsidiary income.

        The Company's income tax provision was based on effective income tax rates of 36.7% and 36.5% for the quarters ended March 31, 2004 and 2003, respectively, resulting in total income tax expense of $11.8 and $10.1 million, respectively. The current provision of $0.6 million for the quarter ended March 31, 2004 is related to the Company's operations in Canada.

        Provisions for income taxes include deferred taxes resulting primarily from temporary differences due to different reporting methods for oil and gas properties for financial reporting purposes and income tax purposes. For financial reporting purposes, all exploratory and development expenditures, including future abandonment costs, related to evaluated projects are capitalized and depreciated, depleted and amortized on the units-of-production method. For United States income tax purposes, leasehold costs relative to unsuccessful wells and intangible drilling costs are charged to expense as incurred, whereas tangible well equipment and leasehold costs relative to successful wells are capitalized and are recovered through depreciation and depletion, respectively. Other significant income tax reporting differences include: 1) gas compressor facilities and other support equipment are generally depreciated over an accelerated declining balance method with a useful life less than the corresponding financial accounting method; 2) the compensatory value of certain stock options exercised during the year is expensed for U.S. tax purposes; and 3) a deduction for original issue discount related to the senior convertible notes is also expensed for U.S. tax purposes. For Canadian income tax purposes, exploratory, development and certain acquisition expenditures are capitalized and deducted on a declining balance basis ranging from 10% to 100% of the balance annually.

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

        In March 2004, the Company issued $200 million of 5.875% Senior Subordinated Notes for proceeds of $198.4 million, net of a $1.6 million discount. The Notes are due on March 15, 2012 with interest payable on March 15 and September 15 of each year. The Notes are unsecured senior subordinated indebtedness, are subordinated in right of payment to all of the Company's existing and future senior indebtedness, will rank equally in right of payment with all of the Company's future unsecured senior subordinated indebtedness and will be senior in right of payment to all of the Company's future subordinated obligations. The indenture contains covenants restricting the ability of the Company to, among other things, incur additional indebtedness, pay dividends or sell significant assets or subsidiaries. The Company was in compliance with all of these covenants at March 31, 2004. The Notes contain provisions for mandatory redemption upon the occurrence of certain future events, including a change in control.

        The proceeds from the issuance of the Notes were utilized to completely discharge outstanding indebtedness under its $200 million revolving credit facility (described below) and to provide funding for future development expenditures and for general corporate purposes.

        The Merger Agreement with Pioneer discussed in Note 2 to the consolidated financial statements provides that upon the request of Pioneer, and in exchange for Pioneer's agreement to cause the subordination provisions of the notes to be eliminated and to assume the notes, the Company will use its commercially reasonable efforts to solicit consents from the holders of the notes to amend the notes in order to eliminate or amend certain covenants of the notes, effective as of the effective time of the merger.

        The Company currently has a $200 million revolving credit facility with a bank group. The credit facility is available through July 1, 2005. Advances pursuant to this credit facility are limited to a borrowing base, which is presently $200 million. The Company may elect to use either LIBOR plus a margin of 1.125% to 1.50% or the prime rate plus a margin of 0% to 0.25%, with margins on both rates determined by the average outstanding borrowings under the credit facility. The borrowing base is redetermined semi-annually by the bank group based upon reserve evaluations of Evergreen's oil and gas properties. An annual commitment fee of 0.375% is charged quarterly for any unused portion of the credit line. The agreement is collateralized by substantially all domestic oil and gas properties and guaranteed by substantially all of the Company's subsidiaries. The credit agreement also contains certain net worth, leverage and ratio requirements and limits the payment of dividends. The Company was in compliance with all loan covenants for all periods presented. At March 31, 2004, Evergreen had no outstanding borrowings under this credit facility.

        The Company previously filed a shelf registration statement with the SEC for the issuance of debt securities, common or preferred stock, or other securities with an aggregate offering amount of up to $300 million. The Company also has available a shelf registration statement providing for the offering of common stock in connection with acquisitions of other businesses and assets, under which the aggregate offering amount available is $40 million.

        The Company believes it is well positioned to finance its cash requirements as needed through cash flow from operations, current credit facilities or equity offerings.

        Evergreen's capital budget for 2004 is estimated at $220 million. Of this total, approximately half is expected to be directed to Evergreen's coal bed methane operations in the Raton Basin for the drilling and completion of 200 gross wells, infrastructure, recompletions and well equipment. Evergreen plans to invest approximately $35 million in the Piceance and Uintah Basins, primarily for the drilling and completion of 55 gross wells, and approximately $34 million in the Western Canada Sedimentary Basin, primarily for the drilling and completion of 65 gross wells and associated infrastructure. Approximately $35 million will be directed to the Forest City Basin exploration project and approximately $2 million will be invested in Alaska. The Company also has planned to drill 61 wells in the Forest City Basin during 2004. However, the total number of wells drilled will be dependent upon the divestiture of the Forest City Basin, Kansas properties, as discussed in Note 2 to the consolidated financial statements.

Cash Flows and Capital Expenditures

        Cash flows provided by operating activities were $48.6 million for the three months ended March 31, 2004, as compared to $23.5 million for the same period in 2003. A significant increase in accounts receivable from December 31, 2002 to March 31, 2003 (resulting from an increase in natural gas prices in March 2003) accounted for approximately half of the $25.1 million increase in cash flows provided by operating activities. The remaining increase was primarily related to increases in net income and depreciation, depletion and amortization.

        Cash flows used in investing activities were $41.3 million during the three months ended March 31, 2004, versus $26.9 million in the first quarter of 2003. The increase over 2003 of $14.4 million is primarily due to increased investment in property and equipment during the first quarter of 2004 compared to the first quarter of 2003. The table below sets forth the Company's capital expenditures during the first quarter ended March 31, 2004 by region, including accrued capital expenditures:

	Exploration & Development	Gas Collection	Well Service Equipment	Lease Acquisition	Total
	(in thousands)
Oil and Gas Operations
Raton Basin	$21,704	$7,459	$957	$444	$30,564
Piceance and Uintah Basins	1,844	—	—	750	2,594
Western Canada Sedimentary Basin	1,970	—	—	5,297	7,267
Kansas	3,366	582	1,716	1,717	7,381
Alaska	1,359	—	—	126	1,485

	$30,243	$8,041	$2,673	$8,334	49,291

Other corporate capital expenditures					1,210

					$50,501

        Cash flows provided by financing activities during the first quarter of 2004 were $45.5 million compared to cash provided by financing activities of $3.8 million during the three months ended March 31, 2003. The increase of $41.7 million was primarily associated with the issuance of the Senior Subordinated Notes resulting in net proceeds of $193.3 million (net of related issue costs and discounts). The net proceeds were used to completely discharge the outstanding indebtedness under the Company's $200 million revolving credit facility.

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

        The Company periodically enters into fixed-price physical delivery contracts and commodity derivative contracts to manage price risk with regard to a portion of its natural gas production. The table below summarizes the natural gas swaps the Company had in place as of March 31, 2004 by region and contract period. The weighted average prices of the swaps have been adjusted for anticipated fuel use and regional price differentials.

Remaining Contract Period	Market	Volume in Mcf/day	Weighted Average $/Mcf	Unrealized Losses at March 31, 2004 (in thousands)
Apr 04—Oct 04	Midcontinent	65,000	$4.86	$6,746
Apr 04—Dec 04	Midcontinent	50,000	4.20	17,426
Apr 04—Dec 04	Northwest Pipeline—Rockies	3,000	4.33	884
Apr 04—Dec 04	AECO—Canada	4,739	4.63	1,122

				$26,178

        Subsequent to March 31, 2004, and pursuant to the Merger Agreement with Pioneer, the Company entered into the following commodity swap agreements not included in the table above:

Contract Period	Market	Volume in Mcf/day	Net Price per Mcf
Nov 04—Dec 04	Midcontinent	25,000	$5.72
Jan 05—Dec 05	Midcontinent	100,000	$5.14

Recent Accounting Pronouncements

        In March 2004, the Financial Accounting Standards Board ("FASB") issued an exposure draft entitled "Share-Based Payment, an Amendment of FASB Statements No. 123 and 95." This proposed statement addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. The proposed statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, "Accounting for Stock Issued to Employees", and generally would require instead that such transactions be accounted for using a fair-value-based method. As proposed, this statement would be effective for the Company on January 1, 2005. The Company is currently unable to determine what effect this statement will have on the Company's financial position or results of operations.

        In March 2004, the Emerging Issues Task Force ("EITF") reached a consensus that mineral rights, as defined in EITF Issue No. 04-2, "Whether Mineral Rights Are Tangible or Intangible Assets," are tangible assets and that they should be removed as examples of intangible assets in SFAS No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets". The FASB has recently ratified this consensus and directed the FASB staff to amend SFAS Nos. 141 and 142 through the issuance of FASB Staff Position FAS Nos. 141-1 and 142-1. Historically, Evergreen has included the costs of such mineral rights as tangible assets, which is consistent with the EITF's consensus. As such, EITF 04-02 has not affected the Company's consolidated financial statements.

ITEM 3. QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company measures its exposure to market risk at any point in time by comparing its open positions to a market risk of fair value. The market prices the Company uses to determine fair value are based on management's best estimates, which consider various factors including closing exchange prices, volatility factors and the time value of money. At March 31, 2004, the Company was exposed to some market risk with respect to natural gas prices, long-term debt and foreign currency; however, management did not believe such risk to be material.

        Commodity Risk.    The Company's major market risk exposure is in the pricing applicable to its oil and natural gas production. Realized pricing is primarily driven by the prevailing price for crude oil and spot prices applicable to Evergreen's oil and natural gas production. Historically, prices received for gas production have been volatile and unpredictable. Pricing volatility is expected to continue.

        The Company periodically enters into agreements to hedge its oil and natural gas production when market conditions are deemed favorable in order to manage price fluctuations and achieve a more predictable cash flow. The Company may use fixed-price physical delivery contracts and derivative instruments to manage exposures to commodity prices. The Company does not enter into derivative instruments for trading or speculative purposes.

        Assuming production, the percent of oil and gas hedged, and the average realized market price of the unhedged oil and gas sold remained unchanged from the quarter ended March 31, 2004, a hypothetical 10% decline in the average market price the Company realized during the quarter ended March 31, 2004 on unhedged production, would reduce the Company's oil and natural gas revenues by approximately $2.5 million on an annual basis.

        Interest Rate Risk.    At March 31, 2004, Evergreen had only fixed rate long-term debt totaling $298.4 million outstanding. The $100 million convertible notes due 2021 have a fixed interest rate of 4.75%; however, up to an additional 0.40% may be paid as contingent interest if certain conditions are met. Accordingly, the Company's annual interest payment on the $100 million 4.75% convertible notes due 2021 will be a minimum of $4.75 million and a maximum of $5.15 million.

        Foreign Currency Risk.    Evergreen conducts business in Canada through its Canadian subsidiary where the Canadian dollar has been designated as the functional currency. As such, the Company is subject to foreign currency exchange risk on cash flows relating to sales, expenses, financing and investing transactions. Evergreen's net assets, revenue and expense accounts from its foreign operations in Canada are based on the U.S. dollar equivalent of such amounts measured in the Canadian dollar. Assets and liabilities of these foreign operations are translated to U.S. dollars using the applicable exchange rate as of the end of a reporting period. Revenues, expenses and cash flow are translated using the average exchange rates during the reporting period. Currently, the Company has no financial instruments in place to hedge its foreign currency risk.

ITEM 4. CONTROLS AND PROCEDURES

(a)
Evaluation of disclosure controls and procedures

        The Company's Chief Executive Officer and the Chief Financial Officer evaluated the effectiveness of the Company's disclosure controls and procedures as of March 31, 2004 in accordance with Rule 13a-15 under the Exchange Act. Based on their evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures enable the Company to:

  •
  record, process, summarize and report within the time periods specified in the Securities and Exchange Commission's rules and forms information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act; and

  •
  accumulate and communicate to management, as appropriate to allow timely decisions regarding required disclosure, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

(b)
Changes in internal control over financial reporting

        There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        Except as provided below, Evergreen is not engaged in any material legal proceedings to which the Company or its subsidiaries are a party or to which any of its property is subject.

        Evergreen was named as a defendant in a class action lawsuit filed in the Denver District Court on December 26, 2002. The plaintiffs, Mountain West Exploration, Inc., Joel Nelson and Synergy Operations Company, LLC, are royalty owners and overriding royalty owners with respect to Evergreen's Raton Basin properties who alleged in the lawsuit that amounts paid for production attributable to the royalty owners violated the terms of the applicable leases and laws in various respects, including the value of production sold, permissibility of deductions and accuracy of quantities upon which royalties are calculated. The plaintiffs sought to recover damages and injunctive relief. In April 2004, a settlement reached between the parties was approved by the Court. Total settlement costs, including legal fees and other associated costs to date, have been $3.5 million, $3.3 million of which was recognized in 2003.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable.

ITEM 5. OTHER INFORMATION

        Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits.

4.1	Indenture dated as of March 10, 2004 among Evergreen Resources, Inc. and Wachovia Bank, National Association, as Trustee, with respect to Evergreen's 5.875% Senior Subordinated Notes due 2012.
31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)   Reports on Form 8-K.

        On February 12, 2004, Evergreen Resources, Inc. furnished a Form 8-K under Item 12 to report a 21% increase in proven reserves, new hedging agreements and a $2 million fourth quarter 2003 charge to earnings.

        On February 19, 2004, Evergreen Resources, Inc. furnished a Form 8-K under Item 12 to report its financial results for its fourth quarter ended December 31, 2003.

        On February 26, 2004, Evergreen Resources, Inc. filed a Form 8-K under Item 5 announcing its intention to offer, subject to market and other conditions, $200 million of Senior Subordinated Notes due 2012 in a private placement.

        On March 12, 2004, Evergreen Resources, Inc. filed a Form 8-K under Item 5 announcing that its private offering of $200 million principal amount of Senior Subordinated Notes due 2012 closed on March 10, 2004.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

EVERGREEN RESOURCES, INC. (Registrant)
Date: May 10, 2004	By:	Kevin R. Collins EVP—Finance, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)