Form 10-Q
period 2004-06-30
EVERGREEN RESOURCES INC
filed 2004-08-03
CIK 353943

Use these links to rapidly review the document
EVERGREEN RESOURCES, INC. INDEX

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2004.
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

        As of July 31, 2004, 43,158,047 shares of the Registrant's Common Stock, no par value, were outstanding.

EVERGREEN RESOURCES, INC.

INDEX

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EVERGREEN RESOURCES, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2004	December 31, 2003
	(unaudited)
	(in thousands)
ASSETS
Current:
Cash and cash equivalents	$28,700	$3,820
Accounts receivable	35,329	25,708
Other current assets	1,499	2,817

Total current assets	65,528	32,345

Property and equipment, at cost:
Oil and gas properties, full cost method of accounting:
Proved, net of accumulated depletion of $91,376 and $74,671	650,317	575,026
Unproved	63,305	85,841

Net oil and gas properties	713,622	660,867
Other property and equipment, net of accumulated depreciation and amortization of $33,684 and $28,448	232,091	201,771

Net property and equipment	945,713	862,638
Other assets	17,012	10,103

	$1,028,253	$905,086

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$9,390	$4,697
Amounts payable to oil and gas property owners	14,269	10,557
Production and property taxes payable	10,394	9,407
Derivative instruments	32,941	17,821
Accrued liabilities and other	22,713	14,214

Total current liabilities	89,707	56,696
Revolving credit facilities	—	149,373
Senior convertible notes	100,000	100,000
Senior subordinated notes, net of discount	198,474	—
Deferred income taxes	100,701	92,355
Production taxes payable	2,771	6,221
Derivative instruments	4,102	—
Asset retirement obligation	14,370	12,876

Total liabilities	510,125	417,521

Minority interest in subsidiaries	5,607	4,637
Stockholders' equity:
Preferred stock, $1.00 par value; shares authorized, 24,900; none outstanding	—	—
Common stock, $0.005 stated value; shares authorized, 100,000; shares issued and outstanding 43,152 and 42,937	216	215
Additional paid-in capital	374,973	370,352
Retained earnings	161,587	123,099
Accumulated other comprehensive loss	(24,255)	(10,738)

Total stockholders' equity	512,521	482,928

	$1,028,253	$905,086

See accompanying notes to consolidated financial statements.

EVERGREEN RESOURCES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,
	2004	2003
	(in thousands, except per share data)
Revenues:
Oil and natural gas revenues	$66,297	$53,010
Interest and other	255	278

Total revenues	66,552	53,288

Expenses:
Lease operating expenses	7,332	5,292
Transportation costs	3,459	3,556
Production and property taxes	3,142	2,972
Depreciation, depletion and amortization	11,136	6,187
General and administrative expenses	5,742	3,269
Interest expense	3,691	2,074
Merger expenses	2,649	—
Other expense	1,022	935

Total expenses	38,173	24,285

Income before income taxes	28,379	29,003
Income tax provision:
Current	369	—
Deferred	9,935	10,586

Total income tax provision	10,304	10,586

Net income	$18,075	$18,417

Basic income per common share	$0.42	$0.48

Diluted income per common share	$0.39	$0.46

See accompanying notes to consolidated financial statements.

EVERGREEN RESOURCES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Six Months Ended June 30,
	2004	2003
	(in thousands, except per share data)
Revenues:
Oil and natural gas revenues	$130,196	$101,986
Interest and other	496	423

Total revenues	130,692	102,409

Expenses:
Lease operating expenses	14,579	10,008
Transportation costs	7,322	6,922
Production and property taxes	6,192	5,952
Depreciation, depletion and amortization	21,040	11,716
General and administrative expenses	10,269	5,876
Interest expense	6,041	4,274
Merger expenses	2,649	—
Other expense	1,960	859

Total expenses	70,052	45,607

Income before income taxes and cumulative effect of change in accounting principle	60,640	56,802
Income tax provision:
Current	937	—
Deferred	21,215	20,733

Total income tax provision	22,152	20,733

Income before cumulative effect of change in accounting principle	38,488	36,069
Cumulative effect of change in accounting principle, net of tax	—	(713)

Net income	$38,488	$35,356

Basic income per common share:
Income before cumulative effect of change in accounting principle	$0.89	$0.94
Cumulative effect of change in accounting principle, net of tax	—	(0.02)

Net income	$0.89	$0.92

Diluted income per common share:
Income before cumulative effect of change in accounting principle	$0.82	$0.91
Cumulative effect of change in accounting principle, net of tax	—	(0.02)

Net income	$0.82	$0.89

See accompanying notes to consolidated financial statements.

EVERGREEN RESOURCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2004	2003
	(in thousands)
Increase in Cash and Cash Equivalents
Operating activities:
Net income	$38,488	$35,356
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	21,040	11,716
Cumulative effect of change in accounting principle, net of tax	—	713
Deferred income taxes	21,215	20,733
Non-cash compensation and other	3,083	1,307
Changes in operating assets and liabilities:
Accounts receivable	(9,620)	(8,078)
Other current assets	1,507	(2,415)
Accounts payable	(270)	(3,037)
Amounts payable to oil and gas property owners	3,712	2,905
Production and property taxes payable	(2,462)	1,220
Accrued liabilities and other	539	(843)

Net cash provided by operating activities	77,232	59,577

Investing activities:
Investment in property and equipment	(98,182)	(58,493)
Other	925	1,943

Net cash used in investing activities	(97,257)	(56,550)

Financing activities:
Proceeds from issuance of senior subordinated notes, net of discount	198,426	—
Net payments on revolving credit facilities	(149,373)	(6,000)
Debt issue costs	(5,265)	—
Proceeds from issuance of common stock, net	2,128	3,177
Other	(1,011)	3,571

Net cash provided by financing activities	44,905	748

Increase in cash and cash equivalents	24,880	3,775
Cash and cash equivalents, beginning of the period	3,820	871

Cash and cash equivalents, end of the period	$28,700	$4,646

See accompanying notes to consolidated financial statements.

EVERGREEN RESOURCES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(in thousands)
Net income	$18,075	$18,417	$38,488	$35,356

Derivative instruments:
Change in fair value	(18,393)	(10,072)	(31,668)	(30,074)
Reclassification adjustment for losses included in operations	8,057	2,852	12,637	14,823

Derivative instruments, before taxes	(10,336)	(7,220)	(19,031)	(15,251)
Related income tax effect	3,783	2,635	6,983	5,594

Derivative instruments, net of tax	(6,553)	(4,585)	(12,048)	(9,657)

Available for sale securities:
Change in fair value	—	611	—	611
Reclassification adjustment for gains included in operations	—	(950)	—	(950)

Available for sale securities, before taxes	—	(339)	—	(339)
Related income tax effect	—	135	—	135

Available for sale securities, net of tax	—	(204)	—	(204)

Foreign currency translation adjustments:
Unrealized loss	(1,487)	—	(1,469)	—
Reclassification adjustment for gains included in operations	—	—	—	(996)

	(1,487)	—	(1,469)	(996)

Comprehensive income	$10,035	$13,628	$24,971	$24,499

See accompanying notes to consolidated financial statements.

EVERGREEN RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2004

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

        In the opinion of management, the accompanying unaudited financial statements include all adjustments, consisting only of normal recurring items, necessary to present fairly the Company's financial position as of June 30, 2004 and December 31, 2003 and the results of its operations for the three and six months ended June 30, 2004 and 2003, and its cash flows for the six months ended June 30, 2004 and 2003. Certain reclassifications have been made to prior periods to conform to the classifications used in the current period. These reclassifications did not have an impact on previously reported results of operations. The results of operations for interim periods are not necessarily indicative of results to be expected for a full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC"). The accompanying financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 2003.

        All common stock and per-share amounts reported in the consolidated financial statements and notes thereto reflect the two-for-one split of Evergreen common stock which was effective as of September 16, 2003.

2.     Pioneer Natural Resources Company Merger

        On May 3, 2004, Evergreen and Pioneer Natural Resources Company ("Pioneer") entered into an Agreement and Plan of Merger (the "Merger Agreement") providing, among other things, that holders of Evergreen common stock will have the right to receive an aggregate of 25 million shares of Pioneer common stock (with related stockholders rights) and a total of $850 million in cash. Holders of Evergreen common stock will have the option to elect among three types of consideration for each share of Evergreen common stock: (1) 1.1635 shares of Pioneer common stock; (2) $39.00 cash; or (3) 0.58175 shares of Pioneer common stock and $19.50 in cash. All holders of unvested restricted stock under Evergreen's stock-based employee plans will be deemed to have elected to receive Pioneer common stock. Holders who elect all stock consideration or all cash consideration (other than holders of unvested restricted stock) will be subject to allocation of stock and cash so that the aggregate amounts of stock and cash will be as set forth above. The Merger Agreement provides for a merger by which Evergreen will become a subsidiary of Pioneer (the "Proposed Merger").

        Evergreen will also seek to sell its Kansas assets before the closing date of the merger. The Merger Agreement provides for an additional cash payment to Evergreen shareholders equal to the greater of: (1) $0.35 per share (approximately $15 million total) as consideration from Pioneer for the Kansas properties in the merger; or (2) the gross proceeds less transaction costs from the sale of the Kansas properties to a third party that closes before the closing date of the Proposed Merger. The Company has not received an acceptable offer for the Company's interests in the Forest City Basin in eastern Kansas. Evergreen's objective has been to sell these interests prior to the completion of the merger. The Company is pursuing other alternatives to monetize these interests. In the event that Evergreen is unable to sell the Kansas properties, Pioneer will acquire them pursuant to the terms of the Merger Agreement, previously noted.

        The merger is subject to approval at meetings of the stockholders of Evergreen and Pioneer and other customary closing conditions. The merger was approved by the board of directors of Evergreen and Pioneer. The merger agreement may also be terminated in certain circumstances, including if Evergreen receives and decides to accept an unsolicited, superior offer. The merger is expected to be completed in September 2004.

3.     Oil and Gas Properties

        The Company follows the full cost method of accounting for oil and gas properties. Under this method, all productive and nonproductive costs incurred in connection with the exploration for and development of oil and gas reserves are capitalized. Such capitalized costs include lease acquisition, geological and geophysical work, delay rentals, drilling, completing and equipping oil and gas wells, including salaries, benefits and other internal costs directly attributable to these activities. For the six months ended June 30, 2004 and 2003, Evergreen capitalized $3.5 million and $2.2 million of general and administrative costs, respectively. Costs associated with production and general corporate activities are expensed in the period incurred. Interest costs related to unproved properties and properties under development are also capitalized to oil and gas properties. Approximately $1.7 million and $0.5 million of interest was capitalized during the six months ended June 30, 2004 and 2003, respectively.

        If the net investment in oil and gas properties, as adjusted for asset retirement obligations, exceeds an amount equal to the sum of: (1) the standardized measure of discounted future net cash flows from proved reserves and (2) the lower of cost or fair market value of properties in the process of development and unexplored acreage, the excess is charged to expense as additional depletion. The standardized measure is calculated using a 10% discount rate and is based on unescalated prices in effect at quarter-end with effect given to the Company's cash flow hedge positions. Normal dispositions of oil and gas properties are accounted for as adjustments of capitalized costs, with no gain or loss recognized.

        Depreciation and depletion of proved oil and gas properties is computed on the units-of-production method based upon estimates of proved reserves with oil and gas being converted to a common unit of measure based on the relative energy content. Unproved oil and gas properties, including any related capitalized interest expense, are not amortized, but are assessed for impairment either individually or on an aggregate basis. The costs of certain unevaluated leasehold acreage and wells drilled are also not being amortized. Costs not being amortized are periodically assessed for possible impairments or reductions in value. If a reduction in value has occurred, costs being amortized are increased or a charge is made against earnings for those operations where a reserve base is not yet established.

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

4.     Indebtedness

  5.875% Senior Subordinated Notes

        In March 2004, the Company issued $200 million of 5.875% Senior Subordinated Notes for proceeds of $198.4 million, net of a $1.6 million discount. The notes are due on March 15, 2012 with interest payable on March 15 and September 15 of each year. The notes are unsecured senior subordinated indebtedness, are subordinated in right of payment to all of the Company's existing and future senior indebtedness, will rank equally in right of payment with all of the Company's future senior unsecured subordinated indebtedness and will be senior in right of payment to all of the Company's future subordinated obligations. The indenture contains covenants restricting the ability of the Company to, among other things, incur additional indebtedness, pay dividends or sell significant assets or subsidiaries. The Company was in compliance with all of these covenants at June 30, 2004.

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

        At June 30, 2004, the carrying amount of the notes was $198.5 million net of an unamortized discount of $1.5 million.

        The Merger Agreement with Pioneer discussed in Note 2 provides that upon the request of Pioneer, and in exchange for Pioneer's agreement to cause the subordination provisions of the notes to be eliminated and to assume the notes, the Company will use commercially reasonable efforts to solicit consents from the holders of the notes to amend the notes in order to eliminate or amend certain covenants of the notes, effective as of the effective time of the merger.

  Senior Convertible Notes

        The Company also has $100 million in senior unsecured convertible notes which are due in 2021 and bear interest at a fixed annual rate of 4.75%, which is to be paid in cash on June 15 and December 15 of each year. In addition to the fixed interest, the Company will pay contingent interest to the holders of the notes if the average trading price of the notes for an established number of days exceeds 120% or more of the principal amount of the notes. The rate of contingent interest payable in respect to any six-month period will equal the greater of (1) a per annum rate equal to 5% of the Company's estimated per annum borrowing rate for senior non-convertible fixed-rate debt with a maturity date comparable to the notes or (2) 0.30% per annum. In no event may the contingent interest rate exceed 0.40% per annum. The Company paid $0.2 million in contingent interest on June 15, 2004 and will be required to pay contingent interest equal to $0.2 million on December 15, 2004.

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

        The notes are convertible into shares of common stock of Evergreen under certain circumstances as discussed below at a conversion price of $25 per share, subject to certain adjustments. The notes can be converted at the option of the holder if for a specified period of time, the closing price of the Company's common stock exceeds 110% of the $25 conversion price, which occurred in November 2003, January 2004 and in April 2004, or if the average trading value of the notes for a specified period of time is less than 105% of an average conversion value as defined by the indenture governing the notes. The notes are eligible for conversion and are currently considered potential common shares in the computation of diluted shares outstanding. The notes may also be converted into shares of common stock of the Company at the election of the holders upon notice of redemption, or at any time the notes are rated by either Moody's Investors Service, Inc. or Standard & Poor's Rating Group and the credit rating initially assigned to the notes by either such rating agency is reduced by two or more ratings levels, or upon the occurrence of certain corporate transactions including a change in control or the distribution to current Company stockholders of certain purchase rights or any other asset that has a value exceeding 10% of the sale price of the common stock on the day preceding the declaration date of the distribution of such assets.

  Revolving Credit Facilities

        The Company currently has a $200 million revolving credit facility with a bank group. The credit facility is available through July 1, 2005. Advances pursuant to this credit facility are limited to a borrowing base, as defined by the credit facility, which was $200 million at June 30, 2004. The Company may elect to use either the LIBO rate plus a margin of 1.125% to 1.50% or the prime rate plus a margin of 0% to 0.25%, with margins on both rates determined by the average outstanding borrowings under the credit facility. The borrowing base is redetermined semi-annually by the bank group based upon reserve evaluations of Evergreen's oil and gas properties. An annual commitment fee of 0.375% is charged quarterly for any unused portion of the credit line. The agreement is collateralized by substantially all domestic oil and gas properties and guaranteed by substantially all of the Company's subsidiaries. The credit agreement also contains certain net worth, leverage and ratio requirements and limits the payment of dividends. At June 30, 2004, Evergreen had no outstanding borrowings under this credit facility and the Company was in compliance with all loan covenants.

5.     Earnings per Share

        The following tables set forth the computation of basic and diluted weighted average shares outstanding for the three and six months ended June 30, 2004 and 2003:

	Three Months Ended June 30,
	2004			2003
	Income	Weighted Shares	Per Share Amount	Income	Weighted Shares	Per Share Amount
	(in thousands, except per share data)
Basic income per common share	$18,075	43,122	$0.42	$18,417	38,750	$0.48
Effect of dilutive securities:
Stock options and unvested restricted stock grants	—	1,645		—	1,290
Assumed conversion of senior convertible notes	800	4,000		—	—

Diluted income per common share	$18,875	48,767	$0.39	$18,417	40,040	$0.46

	Six Months Ended June 30,
	2004			2003
	Income	Weighted Shares	Per Share Amount	Income	Weighted Shares	Per Share Amount
	(in thousands, except per share data)
Basic income per common share	$38,488	43,074	$0.89	$35,356	38,438	$0.92
Effect of dilutive securities:
Stock options and unvested restricted stock grants	—	1,548		—	1,323
Assumed conversion of senior convertible notes	1,601	4,000		—	—

Diluted income per common share	$40,089	48,622	$0.82	$35,356	39,761	$0.89

        As of and for the three and six months ended June 30, 2004, the Company's $100 million senior convertible notes were convertible into four million shares of Evergreen common stock at $25 per share due to the average market price of the Company's common stock surpassing $27.50 for an established period of time as prescribed by the indenture. The notes were not convertible at any time during the first six months of 2003.

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

        The Company periodically enters into fixed-price physical delivery contracts and commodity derivative contracts to manage price risk with regard to a portion of its natural gas production. The table below summarizes the natural gas swaps the Company had in place as of June 30, 2004 by region and contract period. The weighted average prices of the swaps have been adjusted for anticipated fuel use and regional price differentials.

Remaining Contract Period	Market	Volume in Mcf/day	Weighted Average $/Mcf	Unrealized Gains (Losses) at June 30, 2004
				(in thousands)
Jul 04 – Oct 04	Midcontinent	65,000	$4.86	$(5,901)
Jul 04 – Dec 04	Midcontinent	50,000	4.20	(14,412)
Jul 04 – Dec 04	Northwest Pipeline—Rockies	3,000	4.33	(713)
Jul 04 – Dec 04	AECO—Canada	4,739	4.63	(912)
Oct 04	Midcontinent	10,000	5.79	94
Nov 04 – Dec 04	Midcontinent	50,000	5.88	(275)
Jan 05 – Dec 05	Midcontinent	100,000	5.14	(14,394)

				$(36,513)

        The net unrealized loss of $36.5 million as reflected in the table above is presented on the Consolidated Balance Sheet as a current liability of $32.9 million, a non-current liability of $4.1 million and a current asset of $0.5 million. During the three and six months ended June 30, 2004, the Company recognized approximately $8.1 million and $12.6 million in hedging losses, respectively, related to natural gas derivative contracts designated as cash flow hedges. Net hedging losses of $2.9 million and $14.8 million were recognized related to natural gas derivative contracts designated as cash flow hedges during the three and six months ended June 30, 2003. These net losses are included in oil and natural gas revenues in the Consolidated Statements of Income and are included in cash flows from operations in the Consolidated Statements of Cash Flows.

7.     Supplemental Disclosures of Cash Flow Information

        Cash paid during the six months ended June 30, 2004 and 2003 for interest was approximately $4.1 million and $4.6 million, respectively. The Company paid $0.7 million for cash income taxes during the six months ended June 30, 2004.

8.     Stock Based Compensation

        Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment to SFAS No. 123" requires the Company to provide pro forma information regarding net income as if the compensation cost for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in SFAS No. 123. To provide the required pro forma information, the Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option pricing model. The following table represents the pro forma effect on net income and earnings per share as if the Company had applied the fair value based method and recognition provisions of SFAS No. 123 to stock-based employee compensation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(in thousands, except per share data)
Net income, as reported	$18,075	$18,417	$38,488	$35,356
Add: Stock-based employee compensation included in reported net income, net of tax	347	84	561	174
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(783)	(490)	(1,371)	(986)

Pro forma net income	$17,639	$18,011	$37,678	$34,544

Earnings per share:
Basic earnings per common share:
As reported	$0.42	$0.48	$0.89	$0.92

Pro forma	$0.41	$0.46	$0.87	$0.90

Diluted earnings per common share:
As reported	$0.39	$0.46	$0.82	$0.89

Pro forma	$0.38	$0.45	$0.81	$0.87

Stock Awards

        Under the Company's 2000 Stock Incentive Plan, shares of common stock may be granted to key employees and directors under terms and conditions determined by management. These stock grants vest over a period of three to six years and are distributed to the employees and directors as the shares vest. The Company determines employee and director compensation based on the market price of its common stock on the date of grant. Unearned compensation arising from the stock grants is shown as a reduction in stockholders' equity on the consolidated balance sheets and is amortized using the straight-line method as additional compensation over the vesting period. During the six months ended June 30, 2004, the Company granted approximately 320,000 shares of common stock to certain employees that vest over two to four years. These shares were valued at approximately $11.2 million at the grant dates (representing a weighted average fair value of approximately $35 per share) and recorded as deferred compensation in stockholders' equity. During the three and six months ended June 30, 2004, the Company amortized deferred compensation of $1.1 million and $1.8 million, respectively, for all stock grants, including those granted in prior periods.

9.     Recent Accounting Pronouncements

        Effective January 1, 2003, Evergreen adopted FASB SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The adoption of SFAS No. 143 required Evergreen to record a non-cash expense, net of tax, of approximately $0.7 million as a cumulative effect of change in accounting principle in the first quarter of 2003.

        In March 2004, the FASB issued an exposure draft entitled "Share-Based Payment, an Amendment of FASB Statements No. 123 and 95." This proposed statement addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for: (1) equity instruments of the enterprise or (2) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. The proposed statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, "Accounting for Stock Issued to Employees" and generally would require instead that such transactions be accounted for using a fair value-based method. As proposed, this statement would be effective for the Company on January 1, 2005. The Company is currently unable to determine what effect this statement will have on the Company's financial position or results of operations.

        In March 2004, the Emerging Issues Task Force ("EITF") reached a consensus that mineral rights, as defined in EITF Issue No. 04-2, "Whether Mineral Rights Are Tangible or Intangible Assets," are tangible assets and that they should be removed as examples of intangible assets in SFAS No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." The FASB has recently ratified this consensus and directed the FASB staff to amend SFAS Nos. 141 and 142 through the issuance of FASB Staff Position ("FSP") FAS Nos. 141-1 and 142-1. In addition, proposed FSP 142-b confirms that SFAS 142 does not change the balance sheet classification or disclosures of mineral rights of oil and gas producing enterprises. Historically, Evergreen has included the costs of such mineral rights as tangible assets, which is consistent with the EITF's consensus. As such, EITF 04-02 and the related FSPs have not affected the Company's consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including statements regarding, among other items, (1) the Company's growth strategies, (2) anticipated trends in the Company's business and its future results of operations, (3) market conditions in the oil and gas industry, (4) the ability of the Company to make and integrate acquisitions, (5) the outcome of litigation and the impact of governmental regulation, (6) financial market conditions, (7) wars and acts of terrorism or sabotage, (8) the risks associated with integration of acquired companies and (9) the proposed merger with Pioneer Natural Resources Company. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, many of which are beyond the Company's control. Actual results could differ materially from those implied by these forward-looking statements as a result of, among other things, (1) a decline in oil and natural gas production, (2) a decline in oil and natural gas prices, (3) incorrect estimations of required capital expenditures, (4) increases in the cost of drilling, (5) completion and gas collection, (6) an increase in the cost of production and operations, (7) an inability to meet growth projections, or (8) changes in general economic conditions. These and other risks and uncertainties as well as the Company's critical accounting policies are described in more detail in the Company's most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission. In light of these and other risks and uncertainties of which the Company may be unaware or which the Company currently deems immaterial, there can be no assurance that actual results will be as projected in the forward-looking statements.

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

Pioneer Merger

        On May 3, 2004, Evergreen and Pioneer Natural Resources Company ("Pioneer") entered into an Agreement and Plan of Merger (the "Merger Agreement") providing, among other things, that holders of Evergreen common stock will have the right to receive an aggregate of 25 million shares of Pioneer common stock (with related stockholders rights) and a total of $850 million in cash. Holders of Evergreen common stock will have the option to elect among three types of consideration for each share of Evergreen common stock: (1) 1.1635 shares of Pioneer common stock; (2) $39.00 cash; or (3) 0.58175 shares of Pioneer common stock and $19.50 in cash. All holders of unvested restricted stock under Evergreen's stock-based employee plans will be deemed to have elected to receive Pioneer common stock. Holders who elect all stock consideration or all cash consideration (other than holders of unvested restricted stock) will be subject to allocation of stock and cash so that the aggregate amounts of stock and cash will be as set forth above. The Merger Agreement provides for a merger by which Evergreen will become a subsidiary of Pioneer (the "Proposed Merger").

        Evergreen also will seek to sell its Kansas assets before the closing date of the merger. The Merger Agreement provides for an additional cash payment to Evergreen shareholders equal to the greater of: (1) $0.35 per share (approximately $15 million total) as consideration from Pioneer for the

Kansas properties in the merger, or (2) the gross proceeds less transaction costs from the sale of the Kansas properties to a third party that closes before the closing date of the Proposed Merger. The Company has not received an acceptable offer for the Company's interests in the Forest City Basin in eastern Kansas. Evergreen's objective has been to sell these interests prior to the completion of the merger. The Company is pursuing other alternatives to monetize these interests. In the event that Evergreen is unable to sell the Kansas properties, Pioneer will acquire them pursuant to the terms of the Merger Agreement, previously noted.

        The merger is subject to approval at meetings of the stockholders of Evergreen and Pioneer and other customary closing conditions. The merger was approved by the board of directors of Evergreen and Pioneer. The Merger Agreement may also be terminated in certain circumstances, including if Evergreen receives and decides to accept an unsolicited, superior offer. The merger is expected to be completed in September 2004.

Second Quarter 2004 Overview

        Oil and natural gas revenues increased 25% to $66.3 million in the second quarter of 2004 from $53.0 million in the corresponding period in 2003, due primarily to increased production in the Raton Basin and additional production provided by the properties acquired in the Piceance, Uintah and Western Canada Sedimentary Basins in conjunction with the Company's acquisition of Carbon Energy Corporation ("Carbon") in the fourth quarter of 2003. Total production volumes increased 23% to 13.7 Bcfe in the second quarter of 2004 from 11.2 Bcfe during the same period in the prior year.

        Despite higher oil and natural gas revenues, net earnings for the second quarter of 2004 of $18.1 million, or $0.39 per diluted share, were slightly lower than the corresponding period in 2003 of $18.4 million, or $0.46 per diluted share. The decrease was primarily due to higher operating costs, as discussed in detail under "Results of Operations" below.

        Evergreen drilled a total of 82 wells in the second quarter of 2004, bringing its year-to-date total to 150 wells. Of the 150 well total, 107 were drilled in the Raton Basin, 22 in the Forest City Basin, 10 in the Piceance Basin and 11 in the Western Canada Sedimentary Basin.

        Evergreen expects that the remainder of 2004 will continue to be a period of accelerated development and expansion into newly acquired areas. Evergreen plans to continue to focus on its core area in the Raton Basin with 200 wells expected to be drilled by year-end. Evergreen's plans for the recently acquired areas in the Piceance and Uintah Basins include a 2004 drilling program of 55 gross wells, and its plans for the Western Canada Sedimentary Basin include a 2004 drilling program of 65 gross wells. Due to the pending merger with Pioneer, the Company has deferred the drilling of additional wells in the Forest City Basin of eastern Kansas due to the proposed sale of these properties as discussed above.

Results of Operations

Three and Six Months Ended June 30, 2004 compared to the Three and Six Months Ended June 30, 2003.

        The following table sets forth certain unaudited operating data of the Company for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2003	2004
Oil and natural gas production (MMcfe)	13,721	11,174	26,802	21,689
Average daily production (MMcfe)	150.8	122.8	147.3	119.8
Average realized sales price per Mcfe(1)	$4.83	$4.74	$4.86	$4.70
Costs per Mcfe:
Lease operating expenses	$0.53	$0.47	$0.54	$0.46
Transportation costs	$0.25	$0.32	$0.27	$0.32
Production and property taxes	$0.23	$0.27	$0.23	$0.27
Depreciation, depletion and amortization	$0.81	$0.55	$0.79	$0.54
General and administrative expenses	$0.42	$0.29	$0.38	$0.27
Interest expense	$0.27	$0.19	$0.23	$0.20

(1)
Includes effects of hedging activities

        Net oil and gas production in the second quarter of 2004 increased to 13,721 MMcfe or an average of 150.8 MMcfe per day, from 11,174 MMcfe or an average of 122.8 MMcfe per day in the second quarter of 2003. Net oil and gas production in the first six months of 2004 increased to 26,802 MMcfe or an average of 147.3 MMcfe per day, from 21,689 MMcfe or an average of 119.8 MMcfe per day in the first half of 2003.

        Oil and natural gas revenues were $66.3 million and $130.2 million during the three and six months ended June 30, 2004 as compared to $53.0 and $102.0 million for the same periods in the prior year. The increase in oil and natural gas revenues for the three-month period was primarily due to a 23% increase in oil and gas production as well as a 2% increase in the average realized sales price per Mcfe from $4.74 in 2003 to $4.83 in 2004. Likewise, the increase in oil and natural gas revenues for the six-month period was primarily due to a 24% increase in oil and gas production as well as a 3% increase in the average realized sales price per Mcfe.

        The average realized sales prices for the periods presented include hedging losses recognized on the Company's derivative instruments. For the three and six months ended June 30, 2004, the Company recognized hedging losses of $8.1 million and $12.6 million, respectively, compared to hedging losses of $2.9 million and $14.8 million during the same periods in the prior year.

        The tables below set forth oil and natural gas production and oil and natural gas revenues by region for the three and six months ended June 30, 2004 and 2003. The Company did not own oil and

gas properties in the Piceance, Uintah and Western Canada Sedimintary Basins until its acquisition of Carbon in the fourth quarter of 2003.

	Oil and Natural Gas Production
	Three Months Ended June 30,			Six Months Ended June 30,
	2004	2003	Change	2004	2003	Change
	(MMcfe)
Raton Basin	12,067	11,174	893	23,777	21,689	2,088
Piceance and Uintah Basins	606	—	606	1,146	—	1,146
Western Canada Sedimentary Basin	1,048	—	1,048	1,879	—	1,879

Total	13,721	11,174	2,547	26,802	21,689	5,113

	Oil and Natural Gas Revenues
	Three Months Ended June 30,			Six Months Ended June 30,
	2004	2003	Change	2004	2003	Change
	(in thousands)
Raton Basin	$57,168	$53,010	$4,158	$113,930	$101,986	$11,944
Piceance and Uintah Basins	3,169	—	3,169	5,717	—	5,717
Western Canada Sedimentary Basin	5,960	—	5,960	10,549	—	10,549

Total	$66,297	$53,010	$13,287	$130,196	$101,986	$28,210

        Lease operating expenses for the three months ended June 30, 2004 were $7.3 million or $0.53 per Mcfe compared to $5.3 million or $0.47 per Mcfe for the same period in 2003. During the six months ended June 30, 2004, lease operating expenses were $14.6 million or $0.54 per Mcfe as compared to $10.0 million or $0.46 per Mcfe for the same period in the prior year. The increases of $2.0 million and $4.6 million for the three and six months ended June 30, 2004 from 2003 were primarily attributable to the properties acquired in the Piceance, Uintah and Western Canada Sedimentary Basins in the fourth quarter of 2003 which accounted for all of the quarter-over-quarter increase and $3.8 million of the $4.6 million six-month period increase. On a per Mcfe basis, the acquired properties' lease operating expenses were $1.24 per Mcfe for the first six months of 2004 compared to $0.46 per Mcfe for the properties located in the Raton Basin. The per unit lease operating expenses are higher for these properties because the properties (1) include more costly third party contractor costs and (2) these basins are in the early stages of development and therefore have fewer economies of scale.

        Production and property taxes for the three months ended June 30, 2004 were $3.1 million compared to $3.0 million for the same period in 2003. For the six months ended June 30, 2004, production and property taxes were $6.2 million as compared to $6.0 million for the same period in the prior year. The net increases in production taxes for each period were primarily due to higher natural gas revenues offset almost entirely by decreases in the effective Colorado severance tax rate.

        Depreciation, depletion and amortization expense for the three months ended June 30, 2004 was $11.1 million compared to $6.2 million for the same period in 2003. On an equivalent Mcf basis, depreciation, depletion and amortization expense was $0.81 per Mcfe for three months ended June 30, 2004 compared to $0.55 per Mcfe for the same period in the prior year. During the six months ended June 30, 2004, depreciation, depletion and amortization expense was $21.0 million or $0.79 per Mcfe as compared to $11.7 million or $0.54 per Mcfe for the same period in the prior year. The increases of $0.26 per Mcfe and $0.25 per Mcfe for the three and six months ended June 30, 2004 as compared to the corresponding periods in the prior year are primarily due to the acquisition of the oil and gas properties in the Piceance, Uintah and Western Canada Sedimentary Basins in the fourth quarter of 2003.

        General and administrative expenses were $5.7 million during the three months ended June 30, 2004, as compared to $3.3 million during the same period in 2003. For the six months ended June 30, 2004, general and administrative expenses were $10.3 million as compared to $5.9 million for the same period in the prior year. The increase in general and administrative expense was primarily related to an increase in salaries and related burdens which was due primarily to hiring additional employees in conjunction with the Company's fourth quarter 2003 acquisition of oil and gas properties, which have also added additional rental and office expenses. Professional services and public ownership expenses have also increased primarily due to costs associated with the Company's compliance with the Sarbanes-Oxley Act of 2002.

        Interest expense in the second quarter of 2004 totaled $3.7 million compared to $2.1 million in the second quarter of 2003. Interest expense for the first six months of 2004 was $6.0 million compared to $4.3 million in the first half of 2003. The increase in interest expense is due primarily to higher average debt balances during each period in 2004 compared to the corresponding periods in 2003 as well as higher average interest rates. In March 2004, the Company issued $200 million of 5.875% Senior Subordinated Notes to provide the Company more financial flexibility and to take advantage of historically low fixed-rate interest rates. The proceeds from the Notes were used to pay down lower variable interest rate debt, which has resulted in higher effective interest rates for each period in 2004 compared to the corresponding periods in 2003.

        Merger expenses of $2.6 million for the three and six months ended June 30, 2004 are related to costs incurred in conjunction with the Pioneer merger as discussed above.

        The Company's income tax provision was based on effective income tax rates of 36.6% and 36.5% for its U.S. operations for each period in 2004 and 2003, respectively. The effective income tax rates used for the Company's Canadian operations for the three and six months ended June 30, 2004 were 35.9% for deferred income taxes and 39.5% for current income taxes payable.

        Provisions for income taxes include deferred taxes resulting primarily from temporary differences due to different reporting methods for oil and gas properties for financial reporting purposes and income tax purposes. For financial reporting purposes, all exploratory and development expenditures, including future abandonment costs related to evaluated projects, are capitalized and depreciated, depleted and amortized on the units-of-production method. For United States income tax purposes, leasehold costs relative to unsuccessful wells and intangible drilling costs are charged to expense as incurred, whereas tangible well equipment and leasehold costs relative to successful wells are capitalized and are recovered through depreciation and depletion, respectively. Other significant income tax reporting differences include: (1) gas compressor facilities and other support equipment are generally depreciated over an accelerated time period with a useful life less than the corresponding financial accounting method; (2) the compensatory value of certain stock options exercised during the year is expensed for U.S. tax purposes; and (3) a deduction for original issue discount related to the senior convertible notes is also expensed for U.S. tax purposes. For Canadian income tax purposes, exploratory, development and certain acquisition expenditures are capitalized and deducted on a declining balance basis ranging from 10% to 100% of the balance annually.

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

        In March 2004, the Company issued $200 million of 5.875% Senior Subordinated Notes for proceeds of $198.4 million, net of a $1.6 million discount. The Notes are due on March 15, 2012 with interest payable on March 15 and September 15 of each year. The notes are unsecured senior subordinated indebtedness, are subordinated in right of payment to all of the Company's existing and future senior indebtedness, will rank equally in right of payment with all of the Company's future unsecured senior subordinated indebtedness and will be senior in right of payment to all of the Company's future subordinated obligations. The indenture contains covenants restricting the ability of the Company to, among other things, incur additional indebtedness, pay dividends or sell significant assets or subsidiaries. The Company was in compliance with all of these covenants at June 30, 2004. The notes contain provisions for mandatory redemption upon the occurrence of certain future events, including a change in control.

        The proceeds from the issuance of the notes were utilized to completely discharge outstanding indebtedness under the Company's $200 million revolving credit facility (described below) and to provide funding for future development expenditures and for general corporate purposes.

        The Merger Agreement with Pioneer discussed in Note 2 to the consolidated financial statements provides that upon the request of Pioneer, and in exchange for Pioneer's agreement to cause the subordination provisions of the notes to be eliminated and to assume the notes, the Company will use commercially reasonable efforts to solicit consents from the holders of the notes to amend the notes in order to eliminate or amend certain covenants of the notes, effective as of the effective time of the merger.

        The Company currently has a $200 million revolving credit facility with a bank group. The credit facility is available through July 1, 2005. Advances pursuant to this credit facility are limited to a borrowing base, which is presently $200 million. The Company may elect to use either LIBO rate plus a margin of 1.125% to 1.50% or the prime rate plus a margin of 0% to 0.25%, with margins on both rates determined by the average outstanding borrowings under the credit facility. The borrowing base is redetermined semi-annually by the bank group based upon reserve evaluations of Evergreen's oil and gas properties. An annual commitment fee of 0.375% is charged quarterly for any unused portion of the credit line. The agreement is collateralized by substantially all domestic oil and gas properties and guaranteed by substantially all of the Company's subsidiaries. The credit agreement also contains certain net worth, leverage and ratio requirements and limits the payment of dividends. The Company was in compliance with all loan covenants for all periods presented. At June 30, 2004, Evergreen had no outstanding borrowings under this credit facility.

        The Company believes it is well positioned to finance its cash requirements as needed through cash on hand, cash flow from operations or current credit facilities.

Cash Flows and Capital Expenditures

        Cash flows provided by operating activities were $77.2 million for the six months ended June 30, 2004, compared to $59.6 million for the same period in 2003. The $17.6 million increase is primary due to a $14.0 million increase in net income before non cash expenses consisting of depreciation, depletion and amortization, deferred income taxes, and non-cash compensation and other.

        Cash flows used in investing activities were $97.3 million during the six months ended June 30, 2004, versus $56.6 million in the first half of 2003. The increase over 2003 of $40.7 million is primarily due to increased investment in property and equipment during the first half of 2004 compared to the first half of 2003. The table below sets forth the Company's capital expenditures during the first six months of 2004 by region, including accrued capital expenditures:

	Exploration and Development	Gas Collection	Well Service Equipment	Lease Acquisition	Total
	(in thousands)
Oil and Gas Operations:
Raton Basin	$48,791	$16,096	$4,466	$611	$69,964
Piceance and Uintah Basins	7,666	317	—	920	8,903
Western Canada Sedimentary Basin	5,145	1,832	109	7,676	14,762
Kansas	6,679	969	1,914	2,679	12,241
Alaska	2,279	—	—	346	2,625

	$70,560	$19,214	$6,489	$12,232	108,495

Other corporate capital expenditures					2,178

					$110,673

        Cash flows provided by financing activities during the first six months of 2004 were $44.9 million compared to cash provided by financing activities of $0.7 million during the first half of 2003. The increase of $44.2 million was primarily associated with the issuance of the Senior Subordinated Notes resulting in net proceeds of $193.2 million (net of related issue costs and discounts). The net proceeds were used to completely discharge the outstanding indebtedness under the Company's $200 million revolving credit facility.

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

        The Company periodically enters into fixed-price physical delivery contracts and commodity derivative contracts to manage price risk with regard to a portion of its natural gas production. The table below summarizes the natural gas swaps the Company had in place as of June 30, 2004 by region and contract period. The weighted average prices of the swaps have been adjusted for anticipated fuel use and regional price differentials.

Remaining Contract Period	Market	Volume in Mcf/day	Weighted Average $/Mcf	Unrealized Gains (Losses) at June 30, 2004
				(in thousands)
Jul 04 – Oct 04	Midcontinent	65,000	$4.86	$(5,901)
Jul 04 – Dec 04	Midcontinent	50,000	4.20	(14,412)
Jul 04 – Dec 04	Northwest Pipeline—Rockies	3,000	4.33	(713)
Jul 04 – Dec 04	AECO—Canada	4,739	4.63	(912)
Oct 04	Midcontinent	10,000	5.79	94
Nov 04 – Dec 04	Midcontinent	50,000	5.88	(275)
Jan 05 – Dec 05	Midcontinent	100,000	5.14	(14,394)

				$(36,513)

Recent Accounting Pronouncements

        In March 2004, the Financial Accounting Standards Board ("FASB") issued an exposure draft entitled "Share-Based Payment, an Amendment of FASB Statements No. 123 and 95." This proposed statement addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (1) equity instruments of the enterprise or (2) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. The proposed statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, "Accounting for Stock Issued to Employees" and generally would require instead that such transactions be accounted for using a fair-value-based method. As proposed, this statement would be effective for the Company on January 1, 2005. The Company is currently unable to determine what effect this statement will have on the Company's financial position or results of operations.

        In March 2004, the Emerging Issues Task Force ("EITF") reached a consensus that mineral rights, as defined in EITF Issue No. 04-2, "Whether Mineral Rights Are Tangible or Intangible Assets," are tangible assets and that they should be removed as examples of intangible assets in SFAS No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." The FASB has recently ratified this consensus and directed the FASB staff to amend SFAS Nos. 141 and 142 through the issuance of FASB Staff Position ("FSP") FAS Nos. 141-1 and 142-1. In addition, proposed FSP 142-b confirms that SFAS 142 does not change the balance sheet classification or disclosures of mineral rights of oil and gas producing enterprises. Historically, Evergreen has included the costs of such mineral rights as tangible assets, which is consistent with the EITF's consensus. As such, EITF 04-02 and the related FSPs have not affected the Company's consolidated financial statements.

ITEM 3. QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company measures its exposure to market risk at any point in time by comparing its open positions to a market risk of fair value. The market prices the Company uses to determine fair value are based on management's best estimates, which consider various factors including closing exchange prices, volatility factors and the time value of money. At June 30, 2004, the Company was exposed to some market risk with respect to natural gas prices, long-term debt and foreign currency; however, management did not believe such risk to be material.

        Commodity Risk.    The Company's major market risk exposure is in the pricing applicable to its unhedged oil and natural gas production. Realized pricing is primarily driven by the prevailing price for crude oil and spot prices applicable to Evergreen's oil and natural gas production. Historically, prices received for gas production have been volatile and unpredictable. Pricing volatility is expected to continue.

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

        Assuming production, the percent of oil and gas hedged, and the average realized market price of the unhedged oil and gas sold remained unchanged from the quarter ended June 30, 2004, a hypothetical 10% decline in the average market price the Company realized during the six months ended June 30, 2004 on unhedged production would reduce the Company's oil and natural gas revenues by approximately $3.9 million on an annual basis.

        Interest Rate Risk.    At June 30, 2004, Evergreen had only fixed rate long-term debt totaling $298.5 million outstanding. The $100 million convertible notes due 2021 have a fixed interest rate of

4.75%; however, up to an additional 0.40% may be paid as contingent interest if certain conditions are met. Accordingly, the Company's annual interest payment on the $100 million 4.75% convertible notes due 2021 will be a minimum of $4.75 million and a maximum of $5.15 million.

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

ITEM 4. CONTROLS AND PROCEDURES

  (a)
  Evaluation of disclosure controls and procedures

        The Company's Chief Executive Officer and the Chief Financial Officer evaluated the effectiveness of the Company's disclosure controls and procedures as of June 30, 2004 in accordance with Rule 13a-15 under the Exchange Act. Based on their evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures enable the Company to:

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

  (b)
  Changes in internal control over financial reporting

        There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        Except as provided below, Evergreen is not engaged in any material legal proceedings to which the Company or its subsidiaries are a party or to which any of its property is subject.

        On May 13, 2004, after the Company announced the merger with Pioneer, certain Evergreen shareholders filed a class action lawsuit against the Company and its directors in the Denver County District Court. The lawsuit alleges that the Company and its directors breached their fiduciary duties to the Company's shareholders by, among other things, agreeing to unfair and inadequate consideration for the shares of Evergreen common stock held by the Company's shareholders. The plaintiffs in the lawsuit are seeking injunctive relief. This lawsuit and any other similar lawsuits could result in different merger consideration being paid to the holders of Evergreen common stock who are plaintiffs in such suits than the consideration paid to other Evergreen shareholders. In addition, the combined company may have to indemnify its directors for damages levied against the directors as a result of such lawsuits.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

        During the period covered by this report, the Board of Directors of Evergreen amended the Shareholder Rights Agreement, dated July 7, 1997, between Evergreen and Computershare Trust Company, Inc., as successor to American Securities Transfer & Trust, Inc., as Rights Agent, to allow for the merger of Evergreen and Pioneer and to cause the purchase rights under the Shareholder Rights Agreement to expire immediately prior to the effective time of the merger.

        The table below sets forth information regarding repurchases by Evergreen of its Common Shares during the periods indicated.

Issuer Purchases of Equity Securities
Period	(a) Total number of shares purchased(1)	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs(2)	(d) Maximum number of shares that may be purchased under the plans or programs(2)
April 2004	—	$—	—	—
May 2004	19,048	37.40	—	—
June 2004	—	—	—	—

	19,048	$37.40	—	—

(1)
The purchases reflected in the table above reflect acquisitions of common shares in connection with the transfer of common shares to the Company by a participant in the company's stock incentive plans for payment of the exercise price of stock options and the repurchase of shares held by an employee of the Company.

(2)
The Company did not repurchase any of its equity securities during the period covered by this report pursuant to any publicly announced plan or program, and no such plan or program was in effect during the period covered by this report.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The following summarizes the votes at the Company's Annual Meeting of Shareholders held on May 6, 2004:

        Election of Directors—with terms expiring at the Annual Meeting of Shareholders in 2007:

Name	Term to Expire	For	Withheld
Dennis R. Carlton	2007	27,487,115	11,600,119
Mark S. Sexton	2007	27,646,192	11,441,042
Arthur L. Smith	2007	27,131,769	11,955,465

        The terms of office of the following directors continued after the meeting: Alain G. Blanchard, Robert J. Clark, Scott D. Sheffield, Larry D. Estridge, Andrew D. Lundquist and John J. Ryan III.

        Ratification of the appointment of BDO Seidman, LLP as independent auditors for the year ending December 31, 2004:

For	Against	Abstain
38,639,029	437,330	10,875

ITEM 5. OTHER INFORMATION

        Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits.

2.1	Agreement and Plan of Merger dated as May 3, 2004 by and among Pioneer Natural Resources Company, BC Merger Sub, Inc. and Evergreen Resources, Inc: Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated May 5, 2004.
4.1	Amendment No. 1 to Shareholder Rights Agreement dated as of May 3, 2004 between Evergreen Resources, Inc. and Computershare Trust Company, Inc., as Rights Agent: Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated May 5, 2004.
31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)   Reports on Form 8-K.

        On May 5, 2004, Evergreen Resources, Inc. filed a Form 8-K under Item 5 announcing that Evergreen and Pioneer Natural Resources Company had entered into a definitive merger agreement.

        On May 21, 2004, Evergreen Resources, Inc. furnished a Form 8-K under Item 9 to report that Mark S. Sexton, President and Chief Executive Officer of Evergreen Resources, Inc. sent a letter to the Wall Street Journal in which some of the terms of the proposed merger of the company with a wholly-owned subsidiary of Pioneer Natural Resources Company were discussed.

        On June 7, 2004, Evergreen Resources, Inc. furnished a Form 8-K under Item 12 to report its financial results for its first quarter ended March 31, 2004.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

EVERGREEN RESOURCES, INC. (Registrant)
Date: August 2, 2004	By:	/s/ KEVIN R. COLLINS Kevin R. Collins Executive Vice President—Finance, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)